Form 10-Q
period 1996-03-31
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 1996-05-15
CIK 895007

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

             [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 1996
                                                 --------------

                                       or

             [ ]  Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the transition period from _______ to _______

                        Commission File Number: 1-11608

                      WILLIAMS COAL SEAM GAS ROYALTY TRUST
             (Exact name of registrant as specified in its charter)


                    Delaware                    75-6437433
           (State or other jurisdiction       (I.R.S. Employer
               of incorporation or           Identification No.)
                  organization)

                                 Trust Division
                           NationsBank of Texas, N.A.
                               NationsBank Plaza
                                901 Main Street
                                   12th Floor
                              Dallas, Texas  75202
                    (Address of principal executive offices)
                                   (Zip code)

                                 (214) 508-2364
              (Registrant's telephone number, including area code)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   x   No
                                               -----    -----

     Number of units of beneficial interest outstanding at May 1, 1996:
9,700,000.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.   Financial Statements.

     The financial statements included herein have been prepared by NationsBank of Texas, N.A., as Trustee (the "Trustee") of Williams Coal Seam Gas Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Trust's Annual Report on Form 10-K for the year ended December 31, 1995. The December 31, 1995 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments, including normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 1996, the distributable income for the three-month periods ended March 31, 1996 and 1995, and the changes in trust corpus for the three-month periods ended March 31, 1996 and 1995, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

     The financial statements as of March 31, 1996 and for the three-month periods ended March 31, 1996 and 1995 included herein have been reviewed by Ernst & Young LLP, independent public accountants, as stated in their report appearing herein.

                     Independent Accountants' Review Report

NationsBank of Texas, N.A.,
     as Trustee of Williams Coal Seam Gas Royalty Trust

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of March 31, 1996, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Trustee.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

As described in Note 2 to the financial statements, these financial statements have been prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than generally accepted accounting principles.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed financial statements referred to above for them to be in conformity with the basis of accounting described in Note 2.

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of December 31, 1995, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein) and in our report dated March 22, 1996, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1995, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ Ernst & Young LLP
    Tulsa, Oklahoma


May 13, 1996

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (UNAUDITED)
- --------------------------------------------------------------------------------


                                        March 31,            December 31,
ASSETS                                    1996                   1995
- ------                                 -----------           ------------

Current Assets -
    cash and cash equivalents          $    72,966            $    29,134
Royalty interests in oil
    and gas properties
    (less accumulated
    amortization of
    $59,509,086 at
    March 31, 1996
    and $55,843,204 at
    December 31, 1995)                  79,057,577             82,723,459
                                       -----------            -----------

TOTAL ASSETS                           $79,130,543            $82,752,593
                                       ===========            ===========


LIABILITIES AND TRUST CORPUS
- ----------------------------

Current Liabilities -
    trust expenses payable             $    85,128            $    56,839

Trust corpus -
    9,700,000 units of
    beneficial interest
    authorized and
    outstanding                         79,045,415             82,695,754
                                       -----------            -----------

TOTAL LIABILITIES
    AND TRUST CORPUS                   $79,130,543            $82,752,593
                                       ===========            ===========


The accompanying notes are an integral part of these financial statements. See accountants' review report.

- --------------------------------------------------------------------------------

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
- --------------------------------------------------------------------------------

                                    THREE MONTHS         THREE MONTHS
                                       ENDED                ENDED
                                   March 31, 1996       March 31, 1995
                                   --------------       --------------

Royalty income                       $6,529,043           $5,899,291
Interest income                          23,980               19,761
                                     ----------           ----------
                                      6,553,023            5,919,052

General and administrative
    expenses                            159,457              218,184
                                     ----------           ----------
Distributable income                 $6,393,566           $5,700,868
                                     ==========           ==========

Distributable income
    per unit
    (9,700,000 units)                $      .66           $      .59
                                     ==========           ==========


The accompanying notes are an integral part of these financial statements. See accountants' review report.

- --------------------------------------------------------------------------------

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
- --------------------------------------------------------------------------------

                                      THREE MONTHS           THREE MONTHS
                                          ENDED                  ENDED
                                     March 31, 1996         March 31, 1995
                                     ---------------        ---------------

Trust corpus,                          $ 82,695,754           $ 99,881,511
    beginning of period
Amortization of royalty
    interests                            (3,665,882)            (3,890,834)
Distributable income                      6,393,566              5,700,868
Distributions to unitholders             (6,378,023)            (5,731,002)
                                       ------------           ------------

Trust corpus, end
    of period                          $ 79,045,415           $ 95,960,543
                                       ============           ============

Distributions per unit
    (9,700,000 units)                  $        .66           $        .59
                                       ============           ============


The accompanying notes are an integral part of these financial statements. See accountants' review report.

- --------------------------------------------------------------------------------

WILLIAMS COAL SEAM GAS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
- --------------------------------------------------------------------------------


1.  TRUST ORGANIZATION AND PROVISIONS

    Williams Coal Seam Gas Royalty Trust (the "Trust") was formed as a Delaware business trust pursuant to the terms of the Trust Agreement of Williams Coal Seam Gas Royalty Trust (as amended, the "Trust Agreement") entered into effective as of December 1, 1992 by and among Williams Production Company, a Delaware corporation ("WPC"), as trustor, The Williams Companies, Inc., a Delaware corporation ("Williams"), and NationsBank of Texas, N.A., a national banking association (the "Trustee"), and Chemical Bank Delaware, a Delaware banking corporation (the "Delaware Trustee"), as trustees. The trustees are independent financial institutions.

    The Trust was formed to acquire and hold certain net profits interests (the "Royalty Interests") in proved natural gas properties located in the San Juan Basin of New Mexico and Colorado (the "Underlying Properties") owned by WPC. The Trust was initially created effective as of December 1, 1992 with a $100 contribution by WPC. On January 21, 1993, the Royalty Interests were conveyed to the Trust by WPC pursuant to the Net Profits Conveyance (the "Conveyance") dated effective as of October 1, 1992 by and among WPC, Williams, the Trustee and the Delaware Trustee, in consideration for all the 9,700,000 authorized units of beneficial interest in the Trust ("Units"). WPC transferred its Units by dividend to its parent, Williams, which sold an aggregate of 5,980,000 Units to the public through various underwriters in January and February 1993 (the "Public Offering"). During the second quarter of 1995 Williams transferred its Units to Williams Holdings of Delaware, Inc. (WHD), a separate holding company for Williams' non regulated businesses. Substantially all of the production attributable to the Underlying Properties is from the Fruitland coal formation and constitutes "coal seam" gas that entitles the owners of such production, provided certain requirements are met, to tax credits for Federal income tax purposes pursuant to Section 29 of the Internal Revenue Code of 1986, as amended.

    The Trustee has the power to collect and distribute the proceeds received by the Trust and to pay Trust liabilities and expenses. The Delaware Trustee has only such powers as are set forth in the Trust Agreement and is not empowered to otherwise manage or take part in the business of the Trust. The Royalty Interests are passive in nature and neither the Delaware Trustee nor the Trustee has any control over or any responsibility relating to the operation of the Underlying Properties.

    The Trust will terminate no later than December 31, 2012, subject to earlier termination under certain circumstances described in the Trust Agreement (the "Termination Date"). Cancellation of the Trust will occur on or following the Termination Date when all Trust assets have been sold and the net proceeds thereof distributed to Unitholders.

    The only assets of the Trust, other than cash and cash equivalents being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Royalty Interests.

The Royalty Interests consist primarily of a net profits interest (the "NPI") in the Underlying Properties. The NPI generally entitles the Trust to receive 81 percent of the NPI Net Proceeds, as defined below, attributable to (i) gas produced and sold from WPC's net revenue interests (working interests less lease burdens) in the properties in which WPC has a working interest (the "WI Properties") and (ii) the revenue stream received by WPC attributable to its 35 percent net profits interest in 5,348 gross acres in La Plata County, Colorado (the "Farmout Properties"). The Royalty Interests also include a 20 percent interest in WPC's Infill Net Proceeds, as defined below, from the sale of production if well spacing rules are effectively modified and additional wells are drilled on producing drilling blocks on the WI Properties (the "Infill Wells") during the term of the Trust. No Infill Wells have been drilled on the WI Properties to date. "NPI Net Proceeds" consists generally of the revenue stream received by WPC from its 35 percent net profits interest in the Farmout Properties, plus the aggregate proceeds attributable to WPC's net revenue interest, based on the price paid at or in the vicinity of the wellhead (the "Wellhead"), of gas produced from the WI Properties, less WPC's share of certain taxes and costs. "Infill Net Proceeds" consists generally of the aggregate proceeds, based on the price at the Wellhead, of gas produced from WPC's net revenue interest in any Infill Wells less certain taxes and costs. The complete definitions of NPI Net Proceeds and Infill Net Proceeds are set forth in the Conveyance.

2.  BASIS OF ACCOUNTING

    The financial statements of the Trust are prepared on a modified cash basis and are not intended to present financial position and results of operations in conformity with generally accepted accounting principles ("GAAP"). Preparation of the Trust's financial statements on such basis includes the following:

    Revenues are recognized in the period in which amounts are received by the Trust. General and administrative expenses are recognized on an accrual basis.

    Amortization of the Royalty Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

    Distributions to Unitholders are recorded when declared by the Trustee (see
    Note 4).

    The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because royalty income is not accrued in the period of production and amortization of the Royalty Interests is not charged against operating results.

    Williams sold an aggregate of 5,980,000 Units of the Trust's authorized 9,700,000 Units in the Public Offering at the offering price of $20 per Unit, retaining 3,720,000 Units. Subsequently, Williams sold an additional 151,209 Units for $23.50 per Unit. Accordingly, the condensed statements of assets, liabilities and trust corpus reflect the sale of these Units at the respective sale prices thereof, as well as the remaining 3,568,791 Units at Williams' historical cost. During the second quarter of 1995 Williams transferred its Units to WHD, a separate holding company for Williams' non regulated businesses. If WHD, in the future, should sell all or a portion of its retained Units, at that time, the carrying value on the Trust's statements of assets, liabilities and trust corpus would again be adjusted from WHD's historical cost to the subsequent sale price with respect to the Units sold.

3.  FEDERAL INCOME TAXES

    The Trust is a grantor trust for Federal income tax purposes. As a grantor trust, the Trust will not be required to pay Federal or state income taxes. Accordingly, no provision for income taxes has been made in these financial statements.

    Because the Trust will be treated as a grantor trust, and because a Unitholder will be treated as directly owning an interest in the Royalty Interests, each Unitholder will be taxed directly on his per Unit pro rata share of income attributable to the Royalty Interests consistent with the Unitholder's method of accounting and without regard to the taxable year or accounting method employed by the Trust.

    Production from coal seam gas wells drilled after December 31, 1979 and prior to January 1, 1993, qualifies for the Federal income tax credit for producing nonconventional fuels under Section 29 of the Internal Revenue Code. This tax credit is calculated annually based on each year's qualified production through the year 2002. Such credit, based on the Unitholder's pro rata share of qualifying production, may not reduce his regular tax liability (after the foreign tax credit and certain other non-refundable credits) below his alternative minimum tax. Any part of the Section 29 credit not allowed for the tax year solely because of this limitation is subject to certain carryover provisions. Each Unitholder should consult his tax advisor regarding Trust tax compliance matters.

4.  DISTRIBUTIONS TO UNITHOLDERS

    The Trustee determines for each quarter the amount of cash available for distribution to Unitholders. Such amount (the "Quarterly Distribution Amount") is an amount equal to the excess, if any, of the cash received by the Trust, on or prior to the last day of the month following the end of each calendar quarter from the Royalty Interests, plus, with certain exceptions, any other cash receipts of the Trust during such quarter, over the liabilities of the Trust paid during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for the payment of contingent or future obligations of the Trust.

    The Quarterly Distribution Amount for each quarter is payable to Unitholders of record on the 45th day following the end of such calendar quarter unless such day is not a business day in which case the record date is the next business day thereafter. The Trustee distributes the Quarterly Distribution Amount within 60 days after the end of each calendar quarter to each person who was a Unitholder of record on the associated record date, together with interest estimated to be earned on such amount from the date of receipt thereof by the Trustee to the payment date.

    In addition to the regular quarterly distributions, under certain circumstances specified in the Trust Agreement (such as upon a purchase price adjustment, if any, or pursuant to the sale of a Royalty Interest), the Trust would make a special distribution (a "Special Distribution

Amount"). A Special Distribution Amount would be made when amounts received by the Trust under such circumstances aggregated in excess of $9,000,000. The record date for a Special Distribution Amount will be the 15th day following receipt of amounts aggregating a Special Distribution Amount by the Trust (unless such day is not a business day in which case the record date will be the next business day thereafter) unless such day is within 10 days of the record date for a Quarterly Distribution Amount in which case the record date will be the date as is established for the next Quarterly Distribution Amount. Distribution to Unitholders of a Special Distribution Amount will be made no later than 15 days after the Special Distribution Amount record date.

5.  SUBSEQUENT EVENTS

    Subsequent to March 31, 1996, the Trust declared the following distribution:


      Quarterly
        Record                      Payment                    Distribution
         Date                        Date                        per Unit
      ---------                     -------                    ------------

        May 15                       May 30                       $.488129

    The distribution per unit decreased from $.657528 for the first quarter of 1996 to $.488129 for the second quarter of 1996. Both the distribution and production decreases were due to declines in the Trust's percentage ownership of particular wells as a result of federal unit acreage expansion. Expansions of federal unit acreage can either increase or decrease the Trust's ownership of particular wells resulting in potential adjustments of production for prior periods and associated distributions to unitholders can either increase or decrease. Federal unit acreage expansions are determined by the commercial value of the property as valued by the operator and approved by the U.S. Bureau of Land and Mines (BLM). Williams Production Company does not operate any wells in these federal acreage units.

6.  CONTINGENCIES

    Under the terms of the gas purchase contract entered into by WPC and WFS Gas Resources Company ("WFSGR"), an affiliate of WPC, as amended (the "Gas Purchase Contract"), additional revenues may be paid to the Trust to meet the minimum gas price provision of 97 percent of $1.75 per MMBtu (the "Minimum Purchase Price"). This additional revenue is subject to recoupment by the purchaser from future revenues received from production commencing January 1, 1994 when the applicable index price exceeds the Minimum Purchase Price as long as the Minimum Purchase Price commitment is in effect. The primary term of the Gas Purchase Contract runs to December 31, 1997 at which time the WPC affiliate may elect to discontinue paying the Minimum Purchase Price by giving notice of its election to pay solely on an index price.

    The applicable index price was below the Minimum Purchase Price in each month during the first quarter of 1996 and has been below the Minimum Purchase Price each month since April 1994. Pursuant to the terms of the Gas Purchase Contract, WPC established a price credit account. WPC estimates that, as of March 31, 1996, WFSGR (as hereinafter defined) had aggregate price credits in the price credit account of approximately $23.3 million of which the Trust's 81 percent interest was approximately $18.9 million. The applicable index price was also below the Minimum Purchase Price in April 1996.

    The entitlement of WFSGR to recoup the price credits means that if and when the applicable Blanco Hub Spot Price rises above $1.75 per MMBtu, future royalty income paid to the Trust would be reduced until such time as such price credits have been fully recouped. Corresponding cash distributions to Unitholders would also be reduced.

7.  POSSIBLE NPI PERCENTAGE CHANGE

    The NPI generally entitles the Trust to receive 81 percent of the NPI Net Proceeds. However, at the point that cumulative production from the Underlying Properties exceeds 178.5 Bcf of gas and the internal rate of return of the "after tax cash flow per Trust Unit" (as defined in the Conveyance) is from 12 to 14 percent, the percentage of NPI Net Proceeds payable in respect of the NPI could be reduced to 60 percent. Should the internal rate of return exceed 14 percent, the percentage of NPI Net Proceeds payable in respect of the NPI could be reduced to 40 percent. The cumulative production since October 1, 1992, has been 102.6 Bcf; the internal rate of return has been in excess of 20 percent based on the assumptions consistent with those included in the Trust's original offering prospectus.

Item 2. Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

     The Trust makes quarterly cash distributions to holders of units of beneficial interest ("Units") in the Trust ("Unitholders"). The only assets of the Trust, other than cash and cash equivalents being held for the payment of expenses and liabilities and for distribution to Unitholders, are net profits interests (the "Royalty Interests") in certain proved coal seam gas properties located in the San Juan Basin of New Mexico and Colorado (the "Underlying Properties"). The Royalty Interests owned by the Trust burden the Underlying Properties, which are owned by Williams Production Company ("WPC") and not the Trust.

     Distributable income of the Trust consists of the excess of royalty income plus interest income over the general and administrative expenses of the Trust. Upon receipt by the Trust, royalty income is invested in short-term investments in accordance with the Trust Agreement (as defined in Note 1 to the financial statements of the Trust appearing elsewhere in this Form 10-Q ("Note 1")) until its subsequent distribution to Unitholders.

     The amount of distributable income of the Trust for any quarter may differ from the amount of cash available for distribution to Unitholders in such quarter due to differences in the treatment of the expenses of the Trust in the determination of those amounts. The financial statements of the Trust are prepared on a modified cash basis pursuant to which the expenses of the Trust are recognized when incurred. Consequently, the reported distributable income of the Trust for any quarter is determined by deducting from the income received by the Trust the amount of expenses incurred by the Trust during such quarter. The amount of cash available for distribution to Unitholders, however, is determined in accordance with the provisions of the Trust Agreement and reflects the deduction from the income actually received by the Trust of the amount of expenses actually paid by the Trust and adjustments for changes in reserves for unpaid liabilities. See Note 4 to the financial statements of the Trust appearing elsewhere in this Form 10-Q for additional information regarding the determination of the amount of cash available for distribution to Unitholders.

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995
- -------------------------------------------------------------------------------

     For the quarter ended March 31, 1996, royalty income received by the Trust amounted to $6,529,043 as compared to $5,899,291 received for the same quarter in 1995. The increase in royalty income is primarily due to higher production from the Underlying Properties. Production related to the royalty income received by the Trust in the first quarter of 1996 was 8,050,702 MMBtu as compared to 6,974,071 MMBtu for the same quarter in 1995. The higher production is attributable primarily to additional working interest wells having been placed into production later on during 1995 which fully impacted the latter production period. Interest income for the quarter ended March 31, 1996 was $23,980 compared to $19,761 for the same quarter in 1995. General and administrative expenses during the first quarter of 1996 amounted to $159,457 compared to $218,184 for the same quarter in 1995. The lower general and administrative expenses during the first three months of 1996 compared to the same period in 1995 are primarily attributable to the lower costs of preparation and distribution of tax information and annual reports for the Unitholders.

     Distributable income for the quarter ended March 31, 1996 was $6,393,566 or $.66 per Unit compared to $5,700,868 or $.59 per Unit for the first quarter of 1995. This increase was the result of higher production from the Underlying Properties. A distribution of $0.657528 per Unit was made on February 29, 1996 to Unitholders of record on February 14, 1996.

     Because the Trust incurs administrative expenses throughout a quarter but receives its royalty income only once in a quarter, the Trustee established in the first quarter of 1993 a cash reserve for the payment of expenses and liabilities of the Trust. The Trustee thereafter has adjusted the amount of such reserve in certain quarters as required for the payment of the Trust's expenses and liabilities, in accordance with the provisions of the Trust Agreement. The Trustee anticipates that it will maintain for the foreseeable future a cash reserve which will fluctuate as expenses are paid and royalty income is received.

     Royalty income to the Trust is attributable to the sale of depleting assets. All of the Underlying Properties burdened by the Royalty Interests consist of producing properties. Accordingly, the proved reserves attributable to WPC's interest in the Underlying Properties are expected to decline substantially during the term of the Trust and a portion of each cash distribution made by the Trust will, therefore, be analogous to a return of capital. Accordingly, cash yields attributable to the Units are expected to decline over the term of the Trust.

     Royalty income received by the Trust in a given calendar quarter will generally reflect the sum of (i) proceeds from the sale of gas produced from the WI Properties during the preceding calendar quarter, plus (ii) cash received by WPC with respect to the Farmout Properties either (a) during the preceding calendar quarter or (b) if received in sufficient time to be paid to the Trust, in the month immediately following such calendar quarter. Accordingly, the royalty income included in distributable income for the quarter ended March 31, 1996 was based on production volumes and natural gas prices for the period October through December

1995, as shown in the table below. Due to delays associated with the receipt of income related to the Farmout Properties, the Trust's royalty income for the 1996 first quarter reflects production volumes from the Farmout Properties for the months of September 1995 through November 1995, as shown in the table below. The production volumes included in the table below are for production attributable to the Underlying Properties, and not for production attributable to the Trust's Royalty Interests and are net of the amount of production attributable to WPC's royalty obligations to third parties, which is determined by contractual arrangement with such parties.


                                       Three Months        Three Months
                                          Ended               Ended
                                    December 31, 1995   December 31, 1994
                                    ------------------  ------------------

Production (MMBtu) (1)
     WI Properties                       6,436,195 (2)       5,207,425 (4)
     Farmout Properties                  1,614,507 (3)       1,766,646 (5)

Blanco Hub Spot Price
     ($/MMBtu)  (6)                          $1.21               $1.43
Net Wellhead Price
     WI Properties ($/MMBtu) (6)             $1.18               $1.19

_______________________
(1)  Million British Thermal Units.
(2)  Includes prior period adjustments of 67,324 MMBtu.
(3)  Reflects September 1995 through November 1995.
(4)  Includes prior period adjustments of (38,442) MMBtu.
(5)  Reflects September 1994 through November 1994.
(6)  Simple average of the months included in the period presented.

     Production from the WI Properties is generally sold pursuant to a gas purchase contract between WPC and WFS Gas Resources Company ("WFSGR") (as successor in interest to Williams Gas Marketing Company). The gas purchase contract provides certain protections for WFSGR in the form of price credits (for production purchased by WFSGR on or after January 1, 1994) and for Unitholders when the applicable Blanco Hub Spot Price falls below $1.75 per MMBtu and provides certain benefits for WFSGR when the Blanco Hub Spot Price exceeds $2.00 per MMBtu. The gas purchase contract also provides that the price paid for gas by WFSGR is reduced by the amount of gathering, processing and certain other costs paid by WFSGR.

     The Blanco Hub Spot Price was below $1.75 per MMBtu in each month during the first quarter of 1996. However, pursuant to the terms of the gas purchase contract, WFSGR continued to purchase gas produced from the WI Properties at the $1.70 minimum purchase price, less certain gathering, processing and delivery costs paid by WFSGR, established by the gas purchase contract; and WFSGR received a price credit from WPC for each MMBtu of natural gas so purchased by WFSGR equal to the difference between the $1.70 minimum purchase price and the applicable index price (which price is equal to 97 percent of the applicable Blanco Hub Spot Price). WPC estimates that, as of March 31, 1996, WFSGR had aggregate price credits of approximately $23.3 million of which the Trust's 81 percent interest was approximately $18.9 million. The Blanco Hub Spot Price was also below $1.75 per MMBtu in April 1996.

     The entitlement of WFSGR to recoup the price credits means that if and when the applicable Blanco Hub Spot Price rises above $1.75 per MMBtu, future royalty income paid to the Trust would be reduced until such time as such price credits have been fully recouped. Corresponding cash distributions to Unitholders would also be reduced.

     The information in this Form 10-Q concerning production and prices relating to the Underlying Properties is based on information prepared and furnished by WPC to the Trustee. The Trustee has no control over and no responsibility relating to the operation of the Underlying Properties.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibit No.               Description
          -----------               -----------

             27                     Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        WILLIAMS COAL SEAM GAS ROYALTY TRUST

                                        By: NATIONSBANK OF TEXAS, N.A., Trustee



                                        By: /s/ Ron Hooper
                                            -------------------------------
                                            Ron Hooper
                                            Vice President and Administrator


              (The Trust has no directors or executive officers.)


Date:  May 13, 1996