Form 10-Q
period 1996-06-30
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 1996-08-14
CIK 895007

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

             [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 1996
                                                 -------------

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

     Number of units of beneficial interest outstanding at August 1, 1996:
9,700,000.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.   Financial Statements.

     The financial statements included herein have been prepared by NationsBank of Texas, N.A., as Trustee (the "Trustee") of Williams Coal Seam Gas Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Trust's Annual Report on Form 10-K for the year ended December 31, 1995. The December 31, 1995 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 1996, the distributable income for the three-month and six-month periods ended June 30, 1996 and 1995, and the changes in trust corpus for the six-month periods ended June 30, 1996 and 1995, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

     The financial statements as of June 30, 1996 and for the three-month and six-month periods ended June 30, 1996 and 1995 included herein have been reviewed by Ernst & Young LLP, independent public accountants, as stated in their report appearing herein.

                     Independent Accountants' Review Report

NationsBank of Texas, N.A.,
     as Trustee of Williams Coal Seam Gas Royalty Trust

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of June 30, 1996, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 1996 and 1995 and the statements of changes in trust corpus for the six month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Trustee.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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


                                                            Ernst & Young LLP


Tulsa, Oklahoma
August 12, 1996

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (UNAUDITED)



                                   June 30,   December 31,
            ASSETS                   1996         1995
            ------               -----------  ------------

Current Assets -
    cash and cash equivalents    $       794   $    29,134
Royalty interests in oil
    and gas properties
    (less accumulated
    amortization of
    $62,327,687 at
    June 30, 1996
    and $55,843,204 at
    December 31, 1995)            76,238,976    82,723,459
                                 -----------   -----------

TOTAL ASSETS                     $76,239,770   $82,752,593
                                 ===========   ===========


LIABILITIES AND TRUST CORPUS
- ----------------------------

Current Liabilities -
    trust expenses payable       $   132,585   $    56,839

Trust corpus -
    9,700,000 units of
    beneficial interest
    authorized and
    outstanding                   76,107,185    82,695,754
                                 -----------   -----------

TOTAL LIABILITIES
    AND TRUST CORPUS             $76,239,770   $82,752,593
                                 ===========   ===========


The accompanying notes are an integral part of these financial statements. See accountants' review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)


                               THREE MONTHS    THREE MONTHS
                                  ENDED           ENDED
                              June 30, 1996   June 30, 1995
                              --------------  --------------

Royalty income                   $4,817,991      $6,680,895
Interest income                      16,868          22,631
                                 ----------      ----------
                                  4,834,859       6,703,526

General and administrative
    expenses                       (219,629)       (140,676)
                                 ----------      ----------
Distributable income             $4,615,230      $6,562,850
                                 ==========      ==========

Distributable income
    per unit
    (9,700,000 units)            $      .48      $      .67
                                 ==========      ==========

The accompanying notes are an integral part of these financial statements. See accountants' review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)


                                SIX MONTHS      SIX MONTHS
                                  ENDED           ENDED
                              June 30, 1996   June 30, 1995
                              --------------  --------------

Royalty income                  $11,347,034     $12,580,186
Interest income                      40,848          42,392
                                -----------     -----------
                                 11,387,882      12,622,578

General and administrative
    expenses                       (379,086)       (358,861)
                                -----------     -----------
Distributable income            $11,008,796     $12,263,717
                                ===========     ===========

Distributable income
    per unit
    (9,700,000 units)           $      1.13     $      1.26
                                ===========     ===========

The accompanying notes are an integral part of these financial statements. See accountants' review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)


                                  SIX MONTHS      SIX MONTHS
                                    ENDED           ENDED
                                June 30, 1996   June 30, 1995
                                --------------  --------------

Trust corpus,                    $ 82,695,754    $ 99,881,511
    beginning of period
Amortization of royalty
    interests                      (6,484,483)     (8,067,257)
Distributable income               11,008,796      12,263,717
Distributions to unitholders      (11,112,882)    (12,253,454)
                                 ------------    ------------
Trust corpus, end
    of period                    $ 76,107,185    $ 91,824,517
                                 ============    ============

Distributions per unit
    (9,700,000 units)                   $1.15          $ 1.26
                                        =====          ======


The accompanying notes are an integral part of these financial statements. See accountants' review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)


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

5.    SUBSEQUENT EVENTS

    Subsequent to June 30, 1996, the Trust declared the following distribution:

        Quarterly
         Record             Payment   Distribution
          Date               Date       per Unit
        ---------           -------   ------------

        August 14          August 29      $.564256

    The distribution per unit decreased from $.657528 for the first quarter of 1996 to $.564256 for the third quarter of 1996. Both the distribution and production decreases were due to declines in the Trust's percentage ownership of particular wells as a result of federal unit acreage expansion. Expansions of federal unit acreage can either increase or decrease the Trust's ownership of particular wells resulting in potential adjustments of production for prior periods and associated distributions to unitholders can either increase or decrease. Federal unit acreage expansions are determined by the commercial value of the property as valued by the operator and approved by the U.S. Bureau of Land and Mines (BLM). Williams Production Company does not operate any wells in these federal acreage units.

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

    The applicable index price was below the Minimum Purchase Price in each month during the second quarter of 1996 and has been below the Minimum Purchase Price each month since April 1994. Pursuant to the terms of the Gas Purchase Contract, WPC established a price credit account. WPC estimates that, as of June 30, 1996, WFSGR had aggregate price credits in the price credit account of approximately $28.0 million of which the Trust's 81 percent interest was approximately $22.7 million. The applicable index price was also below the Minimum Purchase Price in July 1996.

    The entitlement of WFSGR to recoup the price credits means that if and when the applicable Blanco Hub Spot Price rises above $1.75 per MMBtu, future royalty income paid to the Trust would be reduced until such time as such price credits have been fully recouped. Corresponding cash distributions to Unitholders would also be reduced.

7.  POSSIBLE NPI PERCENTAGE CHANGE

    The NPI generally entitles the Trust to receive 81 percent of the NPI Net Proceeds. However, at the point that cumulative production from the Underlying Properties exceeds 178.5 Bcf of gas and the internal rate of return of the "after tax cash flow per Trust Unit" (as defined in the Conveyance) is from 12 to 14 percent, the percentage of NPI Net Proceeds payable in respect of the NPI could be reduced to 60 percent. Should the internal rate of return exceed 14 percent, the percentage of NPI Net Proceeds payable in respect of the NPI could be reduced to 40 percent. The cumulative production since October 1, 1992, has been 111.5 Bcf; the internal rate of return has been in excess of 20 percent based on the assumptions consistent with those included in the Trust's original offering prospectus.

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

Three Months and Six Months Ended June 30, 1996 Compared to Three Months and Six Months Ended June 30, 1995

     For the quarter ended June 30, 1996, royalty income received by the Trust amounted to $4,817,991 as compared to $6,680,895 received for the same quarter in 1995. For the six months ended June 30, 1996, royalty income received by the Trust amounted to $11,347,034 as compared to $12,580,186 received for the same period in 1995. The decrease in royalty income is primarily due to adjustments resulting from expansion of federal units within the Underlying Properties. Production related to the royalty income received by the Trust in the second quarter of 1996 was 6,174,634 MMBtu as compared to 7,599,577 MMBtu for the same quarter in 1995. Interest income for the quarter ended June 30, 1996 was $16,868 compared to $22,631 for the same quarter in 1995. Interest income for the six months ended June 30, 1996 was $40,848 compared to $42,392 for the same period in 1995. This decrease was primarily due to a decrease in the amount of funds available for investment. General and administrative expenses during the second quarter of 1996 amounted to $219,629 compared to $140,676 for the same quarter in 1995. This increase was primarily due to timing of payments of printing costs in the second quarter of 1996. General and administrative expenses during the six months ended June 30, 1996 amounted to $379,086 compared to $358,861 for the same period in 1995. The higher general and administrative expenses during the first six months of 1996 compared to the same period in 1995 are primarily attributable to higher professional service fees.

     Distributable income for the quarter ended June 30, 1996 was $4,615,230 or $.48 per Unit compared to $6,562,850 or $.67 per Unit for the second quarter of 1995. This decrease was the result of adjustments resulting from expansion of federal units within the Underlying Properties. Distributable income for the six months ended June 30, 1996 was $11,008,796 or $1.13 per Unit compared to $12,263,717 or $1.26 per Unit for the same period in 1995. A distribution of $.488129 per Unit was made on May 30, 1996 to Unitholders of record on May 15, 1996.

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

     Royalty income received by the Trust in a given calendar quarter will generally reflect the sum of (i) proceeds from the sale of gas produced from the WI Properties during the preceding calendar quarter, plus (ii) cash received by WPC with respect to the Farmout Properties either (a) during the preceding calendar quarter or (b) if received in sufficient time to be paid to the Trust, in the month immediately following such calendar quarter. Accordingly, the royalty income included in distributable income for the quarter ended June 30, 1996 was based on production volumes and natural gas prices for the period January through March 1996, as shown in the table below. Due to delays associated with the receipt of income related to the Farmout Properties, the Trust's royalty income for the 1996 second quarter reflects estimated production volumes from the Farmout Properties for the months of December 1995 through February 1996, as shown in the table below. The production volumes included in the table below are for production attributable to the Underlying Properties, and not for production attributable to the Trust's Royalty Interests and are net of the amount of production attributable to WPC's royalty obligations to third parties, which is determined by contractual arrangement with such parties.

                                     Three Months     Three Months
                                         Ended            Ended
                                    March 31, 1996   March 31, 1995
                                    ---------------  ---------------

Production (MMBtu) (1)
     WI Properties                    4,560,127 (2)    5,947,767 (4)
     Farmout Properties               1,614,507 (3)    1,651,810 (5)

Blanco Hub Spot Price
     ($/MMBtu)  (6)                  $        1.28    $        1.33
Net Wellhead Price
     WI Properties ($/MMBtu) (6)     $        1.13    $        1.20

_______________________
(1)  Million British Thermal Units.
(2)  Includes prior period adjustments of (1,646,024) MMBtu.
(3)  Reflects estimated volumes for December 1995 through February 1996.
(4)  Includes prior period adjustments of (219,429) MMBtu.
(5) Reflects December 1994 through February 1995 and prior period adjustments of 90,537 MMBtu.
(6)  Simple average of the months included in the period presented.

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

     The Blanco Hub Spot Price was below $1.75 per MMBtu in each month during the second quarter of 1996. However, pursuant to the terms of the gas purchase contract, WFSGR continued to purchase gas produced from the WI Properties at the $1.70 minimum purchase price, less certain gathering, processing and delivery costs paid by WFSGR, established by the gas purchase contract; and WFSGR received a price credit from WPC for each MMBtu of natural gas so purchased by WFSGR equal to the difference between the $1.70 minimum purchase price and the applicable index price (which price is equal to 97 percent of the applicable Blanco Hub Spot Price). WPC estimates that, as of June 30, 1996, WFSGR had aggregate price credits of approximately $28.0 million of which the Trust's 81 percent interest was approximately $22.7 million. The Blanco Hub Spot Price was also below $1.75 per MMBtu in July 1996.

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

     This report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements contained in this "Trustee's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Trust's financial position and industry conditions, are forward-looking statements. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

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

                         WILLIAMS COAL SEAM GAS ROYALTY TRUST

                         By: NATIONSBANK OF TEXAS, N.A., Trustee



                         By: /s/ Ron Hooper
                             --------------
                             Ron Hooper
                             Vice President and Administrator


              (The Trust has no directors or executive officers.)


Date:   August 13, 1996