Form 10-Q
period 1996-09-30
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 1996-11-13
CIK 895007

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

             [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the quarterly period ended September 30, 1996
                                              ------------------

                                       or

             [ ]  Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the transition period from         to
                                              -------    -------

                        Commission File Number: 1-11608

                      WILLIAMS COAL SEAM GAS ROYALTY TRUST
             (Exact name of registrant as specified in its charter)


                      Delaware                    75-6437433
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

     Number of units of beneficial interest outstanding at November 1, 1996:
9,700,000.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.   Financial Statements.

     The financial statements included herein have been prepared by NationsBank of Texas, N.A., as Trustee (the "Trustee") of Williams Coal Seam Gas Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Trust's Annual Report on Form 10-K for the year ended December 31, 1995. The December 31, 1995 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 1996, the distributable income for the three-month and nine-month periods ended September 30, 1996 and 1995, and the changes in trust corpus for the nine-month periods ended September 30, 1996 and 1995, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

     The financial statements as of September 30, 1996 and for the three-month and nine-month periods ended September 30, 1996 and 1995 included herein have been reviewed by Ernst & Young LLP, independent public accountants, as stated in their report appearing herein.

                     Independent Accountants' Review Report

NationsBank of Texas, N.A.,
     as Trustee of Williams Coal Seam Gas Royalty Trust

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of September 30, 1996, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 1996 and 1995 and the statements of changes in trust corpus for the nine month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Trustee.

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


                                                            Ernst & Young LLP



Tulsa, Oklahoma
November 8, 1996

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (UNAUDITED)
-------------------------------------------------------------------------------


                                 September 30,  December 31,
ASSETS                               1996           1995
-------------------------------  -------------  ------------

Current Assets -
    cash and cash equivalents      $    31,757   $    29,134
Royalty interests in oil
    and gas properties
    (less accumulated
    amortization of
    $65,945,007 at
    September 30, 1996
    and $55,843,204 at
    December 31, 1995)              72,621,656    82,723,459
                                   -----------   -----------

TOTAL ASSETS                       $72,653,413   $82,752,593
                                   ===========   ===========


LIABILITIES AND TRUST CORPUS
-------------------------------

Current Liabilities -
    trust expenses payable         $    77,067   $    56,839

Trust corpus -
    9,700,000 units of
    beneficial interest
    authorized and
    outstanding                     72,576,346    82,695,754
                                   -----------   -----------

TOTAL LIABILITIES
    AND TRUST CORPUS               $72,653,413   $82,752,593
                                   ===========   ===========


The accompanying notes are an integral part of these financial statements. See accountants' review report.


-------------------------------------------------------------------------------

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
-------------------------------------------------------------------------------



                                 THREE MONTHS         THREE MONTHS
                                     ENDED                ENDED
                              September 30, 1996   September 30, 1995
                              -------------------  -------------------


Royalty income                        $5,654,462           $7,088,165
Interest income                           18,829               23,595
                                      ----------           ----------
                                       5,673,291            7,111,760

General and administrative
    expenses                            (113,519)             (92,132)
                                      ----------           ----------
Distributable income                  $5,559,772           $7,019,628
                                      ==========           ==========

Distributable income
    per unit
    (9,700,000 units)                 $      .57           $      .72
                                      ==========           ==========

The accompanying notes are an integral part of these financial statements. See accountants' review report.

-------------------------------------------------------------------------------

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
-------------------------------------------------------------------------------



                                  NINE MONTHS          NINE MONTHS
                                     ENDED                ENDED
                              September 30, 1996   September 30, 1995
                              -------------------  -------------------


Royalty income                       $17,001,496          $19,668,350
Interest income                           59,678               65,987
                                     -----------          -----------
                                      17,061,174           19,734,337

General and administrative
    expenses                            (492,606)            (450,993)
                                     -----------          -----------
Distributable income                 $16,568,568          $19,283,344
                                     ===========          ===========

Distributable income
    per unit
    (9,700,000 units)                $      1.71          $      1.99
                                     ===========          ===========

The accompanying notes are an integral part of these financial statements. See accountants' review report.


-------------------------------------------------------------------------------

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
-------------------------------------------------------------------------------



                                    NINE MONTHS          NINE MONTHS
                                       ENDED                ENDED
                                September 30, 1996   September 30, 1995
                                -------------------  -------------------


Trust corpus,                         $ 82,695,754         $ 99,881,511
    beginning of period
Amortization of royalty
    interests                          (10,101,803)         (12,670,054)
Distributable income                    16,568,568           19,283,344
Distributions to unitholders           (16,586,174)         (19,365,214)
                                      ------------         ------------

Trust corpus, end
    of period                          $72,576,346          $87,129,587
                                       ===========          ===========

Distributions per unit
    (9,700,000 units)                        $1.71               $ 2.00
                                             =====               ======



The accompanying notes are an integral part of these financial statements. See accountants' review report.

-------------------------------------------------------------------------------

WILLIAMS COAL SEAM GAS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------


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

5.    SUBSEQUENT EVENTS

    Subsequent to September 30, 1996, the Trust declared the following distribution:


         Quarterly
          Record               Payment        Distribution
           Date                 Date            per Unit
---------------------------  -----------      ------------

       November 14           November 29        $.535875

    The distribution per unit decreased from $.657528 for the first quarter of 1996 to $.535875 for the fourth quarter of 1996. Both the distribution and production decreases were due to declines in the Trust's percentage ownership of particular wells as a result of federal unit acreage expansion, as well as increases in working interest royalty expenses and production taxes. Expansions of federal unit acreage can either increase or decrease the Trust's ownership of particular wells resulting in potential adjustments of production for prior periods and associated distributions to unitholders can either increase or decrease. Federal unit acreage expansions are determined by the commercial value of the property as valued by the operator and approved by the U.S. Bureau of Land and Mines (BLM). Williams Production Company does not operate any wells in these federal acreage units.

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

    The applicable index price was below the Minimum Purchase Price in July and September of 1996 and has been below the Minimum Purchase Price each month since April 1994, except for August 1996. Pursuant to the terms of the Gas Purchase Contract, WPC established a price credit account. WPC estimates that, as of September 30, 1996, WFSGR had aggregate price credits in the price credit account of approximately $28.7 million (after recoupment of price credits referred to in the succeeding paragraph) of which the Trust's 81 percent interest was approximately WPC $23.2 million. The applicable index price was also below the Minimum Purchase Price in October 1996.

    The entitlement of WFSGR to recoup the price credits means that if and when the applicable Blanco Hub Spot Price rises above $1.75 per MMBtu, future royalty income paid to the Trust would be reduced until such time as such price credits have been fully recouped. Corresponding cash distributions to Unitholders would also be reduced.

7.  POSSIBLE NPI PERCENTAGE CHANGE

    The NPI generally entitles the Trust to receive 81 percent of the NPI Net Proceeds. However, at the point that cumulative production from the Underlying Properties exceeds 178.5 Bcf of gas and the internal rate of return of the "after tax cash flow per Trust Unit" (as defined in the Conveyance) is from 12 to 14 percent, the percentage of NPI Net Proceeds payable in respect of the NPI would be reduced to 60 percent. At such time, if any, that the internal rate of return exceeds 14 percent, the percentage of NPI Net Proceeds payable in respect of the NPI would be reduced to 40 percent. The cumulative production since October 1, 1992, has been 121.3 Bcf. The internal rate of return is not currently projected to be 12 percent or higher until after 1998.

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

Three Months and Nine Months Ended September 30, 1996 Compared to Three Months
------------------------------------------------------------------------------
and Nine Months Ended September 30, 1995
----------------------------------------

     For the quarter ended September 30, 1996, royalty income received by the Trust amounted to $5,654,462 as compared to $7,088,165 received for the same quarter in 1995. For the nine months ended September 30, 1996, royalty income received by the Trust amounted to $17,001,496 as compared to $19,668,350 received for the same period in 1995. The decrease in royalty income is primarily due to adjustments resulting from expansion of federal units within the Underlying Properties, as well as increases in working interest royalty expenses and production taxes. Production related to the royalty income received by the Trust in the third quarter of 1996 was 7,906,484 MMBtu as compared to 8,380,829 MMBtu for the same quarter in 1995. Interest income for the quarter ended September 30, 1996 was $18,829 compared to $23,595 for the same quarter in 1995. Interest income for the nine months ended September 30, 1996 was $59,678 compared to $65,987 for the same period in 1995. This decrease was primarily due to a decrease in the amount of funds available for investment. General and administrative expenses during the third quarter of 1996 amounted to $115,519 compared to $92,132 for the same quarter in 1995. This increase was primarily due to timing of payments of printing costs in the third quarter of 1996. General and administrative expenses during the nine months ended September 30, 1996 amounted to $492,606 compared to $450,993 for the same period in 1995. The higher general and administrative expenses during the first nine months of 1996 compared to the same period in 1995 are primarily attributable to higher professional service fees.

     Distributable income for the quarter ended September 30, 1996 was $5,559,772 or $.57 per Unit compared to $7,019,628 or $.72 per Unit for the third quarter of 1995. This decrease was the result of adjustments resulting from expansion of federal units within the Underlying Properties, as well as increases in working interest royalty expenses and production taxes. Distributable income for the nine months ended September 30, 1996 was $16,568,568 or $1.71 per Unit compared to $19,283,344 or $1.99 per Unit for the same period in 1995. A distribution of $.564256 per Unit was made on August 29, 1996 to Unitholders of record on August 14, 1996.

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

     Royalty income received by the Trust in a given calendar quarter will generally reflect the sum of (i) proceeds from the sale of gas produced from the WI Properties during the preceding calendar quarter, plus (ii) cash received by WPC with respect to the Farmout Properties either (a) during the preceding calendar quarter or (b) if received in sufficient time to be paid to the Trust, in the month immediately following such calendar quarter. Accordingly, the royalty income included in distributable income for the quarter ended September 30, 1996 was based on production volumes and natural gas prices for the period April through June 1996, as shown in the table below. Due to delays associated with the receipt of income related to the Farmout Properties, the Trust's royalty income for the 1996 third quarter reflects estimated production volumes from the Farmout Properties for the months of March 1996 through May 1996, as shown in the table below. The production volumes included in the table below are for production attributable to the Underlying Properties, and not for production attributable to the Trust's Royalty Interests and are net of the amount of production attributable to WPC's royalty obligations to third parties, which is determined by contractual arrangement with such parties.


                                     Three Months    Three Months
                                        Ended           Ended
                                    June 30, 1996   June 30, 1995
                                    --------------  --------------

Production (MMBtu) (1)
     WI Properties                   6,291,977 (2)   6,812,028 (4)
     Farmout Properties              1,614,507 (3)   1,568,801 (5)

Blanco Hub Spot Price
     ($/MMBtu)  (6)                 $     1.14          $ 1.23
Net Wellhead Price
     WI Properties ($/MMBtu) (6)    $     1.10          $ 1.20

_______________________
(1)  Million British Thermal Units.
(2)  Includes prior period adjustments of 96,820 MMBtu.
(3)  Reflects estimated volumes for March 1996 through May 1996.
(4)  Includes prior period adjustments of 823,164 MMBtu.
(5)  Reflects March 1995 through May 1995 (estimates).
(6)  Simple average of the months included in the period presented.

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

     The Blanco Hub Spot Price was below $1.75 per MMBtu in July and September of 1996. However, pursuant to the terms of the gas purchase contract, WFSGR continued to purchase gas produced from the WI Properties at the $1.70 minimum purchase price, less certain gathering, processing and delivery costs paid by WFSGR, established by the gas purchase contract; and WFSGR received a price credit from WPC for each MMBtu of natural gas so purchased by WFSGR equal to the difference between the $1.70 minimum purchase price and the applicable index price (which price is equal to 97 percent of the applicable Blanco Hub Spot Price). WPC estimates that, as of September 30, 1996, WFSGR had aggregate price credits of approximately $28.7 million (after recoupment of price credits) of which the Trust's 81 percent interest was approximately $23.2 million. The Blanco Hub Spot Price was also below $1.75 per MMBtu in October 1996.

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

                         WILLIAMS COAL SEAM GAS ROYALTY TRUST

                         By: NATIONSBANK OF TEXAS, N.A., Trustee



                         By: /s/ Ron Hooper
                            ---------------------------------------
                            Ron Hooper
                            Vice President and Administrator


              (The Trust has no directors or executive officers.)


Date:   November 13, 1996


68800 07339 CORP 135718