Form 10-K405
period 1996-12-31
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 1997-03-31
CIK 895007

================================================================================
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                        ------------------------------
(Mark One)                        FORM 10-K
 [  X  ]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1996
                                      OR
 [     ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        ------------------------------
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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                NAME OF EACH EXCHANGE
         TITLE OF EACH CLASS                     ON WHICH REGISTERED
         -------------------            --------------------------------------
     Units of Beneficial Interest            New York Stock Exchange, Inc.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes     [x]        No
                                                 -----------       -----------

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.      [x]
                              -----------

   At March 18, 1997, there were 9,700,000 units of beneficial interest outstanding and the aggregate market value of such units (based on the closing sale price on the New York Stock Exchange) held by non-affiliates of the registrant was approximately $110,400,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:

   1996 Annual Report to Unitholders -- Part II.
================================================================================

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

Item 1.   Business..........................................................   1
          Glossary..........................................................   1
          Description of the Trust..........................................   5
             Creation and Organization of the Trust.........................   5
             Assets of the Trust............................................   6
             Liabilities of the Trust.......................................   6
             Duties and Limited Powers of the Trustee.......................   6
             Liabilities of the Delaware Trustee and the Trustee............   7
             Termination and Liquidation of the Trust.......................   7
          Description of Units..............................................   8
             Distributions and Income Computations..........................   8
             Transfer of Royalty Interests..................................   9
             Possible Divestiture of Units..................................  10
             Periodic Reports to Unitholders................................  10
             Voting Rights of Unitholders...................................  10
             Liability of Unitholders.......................................  11
             Transfer Agent.................................................  11
          Federal Income Taxation...........................................  12
             Summary of Certain Federal Income Tax Consequences.............  12
          ERISA Considerations..............................................  17
          State Tax Considerations..........................................  17
          Regulation and Prices.............................................  17
             Regulation of Natural Gas......................................  17
             Environmental Regulation.......................................  18
             Competition, Markets and Prices................................  19

Item 2.   Properties........................................................  20
             The Royalty Interests..........................................  20
                The Underlying Properties...................................  20
                The NPI.....................................................  23
                Reserve Report..............................................  24
                Historical Gas Sales Prices and Production..................  26
                Purchase Price Adjustments..................................  26
                NPI Percentage Changes......................................  26
                Gas Purchase Contract.......................................  27
                Gas Gathering Contract......................................  29
                Federal and Indian Lands....................................  30
                Sale and Abandonment of Underlying Properties...............  31
                The Infill NPI..............................................  31
                Williams' Performance Assurances............................  31
                Title to Properties.........................................  32
                Methane Contamination Litigation............................  34

Item 3.   Legal Proceedings.................................................  34

Item 4.   Submission of Matters to a Vote of Security Holders...............  35

                                   PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters...........................................................  35

Item 6.   Selected Financial Data...........................................  35
                                      (i)

                                                                            PAGE
                                                                            ----

Item 7.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................  35

Item 8.   Financial Statements and Supplementary Data.......................  35

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure..............................................  35

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant................  35

Item 11.  Executive Compensation............................................  36

Item 12.  Security Ownership of Certain Beneficial Owners and Management....  36
             Williams' Ownership of Units...................................  36

Item 13.  Certain Relationships and Related Transactions....................  37
             Administrative Services Agreement..............................  37
             Potential Conflicts of Interest................................  37

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K...  38

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

   "December 31, 1996 Reserve Report" means the Reserve Report, dated March 17, 1997, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of December 31, 1996, prepared by Miller and Lents, Ltd., independent petroleum engineers, a copy of which is filed as an exhibit to this Form 10-K.

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

   "NPI" refers to one of the net profits interests conveyed to the Trust, generally entitling the Trust to receive 81 percent of the NPI Net Proceeds attributable to (i) WPC's net revenue interest (working interest less lease burdens) in the WI Properties and (ii) the revenue stream received by WPC attributable to its 35 percent net profits interest in the Farmout Properties. The NPI is subject to reduction as described under "Item 2 -- The Royalty Interests -- NPI Percentage Changes."

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

   "Prior Reserve Reports" means, collectively, the December 31, 1993 Reserve Report, December 31, 1994 Reserve Report and December 31, 1995 Reserve Report.

   "Public Offering" has the meaning assigned to such term herein under "Item 1 -- Description of the Trust -- Creation and Organization of the Trust."

   "Public Offering Prospectus" has the meaning assigned to such term herein defined under "Item 1 - Federal Income Taxation."

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

   "WFS" means Williams Field Services Company, a wholly-owned subsidiary of Williams Energy Group (a wholly-owned subsidiary of Williams).

   "WFS Resources" means WFS Gas Resources Company, a Delaware corporation and a wholly-owned subsidiary of WPC and Williams.

   "WGM" means Williams Gas Marketing Company, formerly a wholly-owned subsidiary of Williams Field Services Group, Inc. (a wholly-owned subsidiary of Williams) which has been merged into another affiliate of Williams Field Services Group, Inc.

   "WGM Payment Obligations" has the meaning assigned to such term under "Item 2 -- The Royalty Interests -- Williams' Performance Assurances."

   "WHD" means Williams Holdings of Delaware, Inc., a wholly-owned subsidiary of Williams.

   "Williams" means The Williams Companies, Inc.

   "WI Properties" means the net revenue interests (working interests less lease burdens) of WPC in the Underlying Properties including WPC's interests in 12 Federal producing units in New Mexico.

   "Working interest" generally refers to a real property interest entitling the owner to receive a specified percentage of the proceeds from the sale of oil and gas production or a percentage of such production, but requiring the owner of such working interest to bear the costs to explore for, develop and produce such oil and gas.

   "WPC" means Williams Production Company, a wholly-owned indirect subsidiary of Williams.

   "WPC Payment Obligations" has the meaning assigned to such term under "Item 2 -- The Royalty Interests -- Williams' Performance Assurances."


                            DESCRIPTION OF THE TRUST

   Williams Coal Seam Gas Royalty Trust (the "Trust") was formed as a Delaware business trust under the Delaware Business Trust Act, Title 12, Chapter 38 of the Delaware Code, Sections 3801 et seq. (the "Delaware Code"). The following information is subject to the detailed provisions of (i) the Trust Agreement of Williams Coal Seam Gas Royalty Trust (as amended, the "Trust Agreement") entered into effective as of December 1, 1992 by and among Williams Production Company, a Delaware corporation ("WPC"), as trustor, The Williams Companies, Inc., a Delaware corporation ("Williams"), and Chemical Bank Delaware, a Delaware banking corporation (the "Delaware Trustee"), and NationsBank of Texas, N.A., a national banking association (the "Trustee"), as trustees, and (ii) the Net Profits Conveyance (the "Conveyance") dated effective as of October 1, 1992 by and among WPC, Williams, the Trustee and the Delaware Trustee. Copies of the Trust Agreement and of the Conveyance are filed as exhibits to this Form 10-K. The provisions governing the Trust are complex and extensive and no attempt has been made below to describe or reference all of such provisions. The following is a general description of the basic framework of the Trust and a summary of the material terms of the Trust Agreement, and detailed provisions concerning the Trust may be found in the Trust Agreement.

CREATION AND ORGANIZATION OF THE TRUST

   All of the authorized units of beneficial interest in the Trust ("Units") were issued to WPC on January 21, 1993. On that date, WPC transferred its Units to its parent, Williams, by dividend. Williams, in turn, sold, by means of a prospectus dated January 13, 1993, 5,200,000 Units on January 21, 1993, and an additional 780,000 Units on February 16, 1993, to the public through various underwriters (the "Public Offering"). In the second quarter of 1993, Williams sold an additional 151,209 Units. During the second quarter of 1995 Williams transferred its Units to Williams Holdings of Delaware, Inc. ("WHD"), a separate holding company for Williams' non-regulated businesses.

   The Trust has been formed under Delaware law pursuant to the terms of the Trust Agreement to acquire and hold certain net profits interests (the "Royalty Interests") in proved natural gas properties located in the San Juan Basin of New Mexico and Colorado (the "Underlying Properties"). The Royalty Interests were conveyed to the Trust on January 21, 1993 pursuant to the Conveyance for the benefit of the Unitholders. The Trustee has powers to collect and distribute proceeds received by the Trust and to pay Trust liabilities and expenses. The Delaware Trustee has only such powers as are set forth in the Trust Agreement and is not empowered to otherwise manage or take part in the business of the Trust. The Royalty Interests are passive in nature and neither the Delaware Trustee nor the Trustee has any control over or any responsibility relating to the operation of the Underlying Properties. Except for the commitment by WPC to pay the costs incurred to place into production certain proved nonproducing wells, neither WPC nor the operators of the Underlying Properties has any contractual commitments to the Trust to further develop the Underlying Properties, to remain as operator with respect to any of the leases on the Underlying Properties or to maintain their ownership interest in any of the properties. However, WPC retained an interest in each of the Underlying Properties immediately after conveyance of the Royalty Interests to the Trust. WPC may sell the Underlying Properties subject to and burdened by the Royalty Interests. For a description of the Underlying Properties and other information relating to such properties, see "Item 2 -- The Royalty Interests."

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

ASSETS OF THE TRUST

   The only assets of the Trust, other than cash and temporary investments being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Royalty Interests. The Royalty Interests consist primarily of a net profits interest (the "NPI") in the Underlying Properties. The NPI generally entitles the Trust to receive 81 percent of the NPI Net Proceeds, as defined below, attributable to (i) gas produced and sold from WPC's net revenue interests (working interests less lease burdens) in the properties in which WPC has a working interest (the "WI Properties") and (ii) the revenue stream received by WPC attributable to its 35 percent net profits interest on 5,348 gross acres in La Plata County, Colorado (the "Farmout Properties"). The Royalty Interests also include a 20 percent interest in the Infill Net Proceeds, as defined below (the "Infill NPI"), from the sale of production if well spacing rules are effectively modified and additional wells are drilled on producing drilling blocks on the WI Properties (the "Infill Wells") during the term of the Trust. "NPI Net Proceeds" consists generally of the revenue stream received by WPC from its 35 percent net profits interest in the Farmout Properties plus the aggregate proceeds attributable to WPC's net revenue interest based on the price paid at or in the vicinity of the wellhead (the "Wellhead") of gas produced from the WI Properties less WPC's share of certain taxes and costs. "Infill Net Proceeds" consists generally of the aggregate proceeds based on the price at the Wellhead of gas produced from WPC's net revenue interest on any Infill Wells less certain taxes and costs. The complete definitions of NPI Net Proceeds and Infill Net Proceeds are set forth in the Conveyance. See "Item 2 -- The Royalty Interests" for more information.

LIABILITIES OF THE TRUST

   Because of the passive nature of the Trust assets and the restrictions on the power of the Trustee to incur obligations, the only liabilities the Trust generally incurs are those for routine administrative expenses, such as the trustee's fees and accounting, engineering, legal and other professional fees and the administrative services fee paid to Williams. However, if a court were to hold that the Trust is taxable as a corporation, then the Trust would incur substantial Federal income tax liabilities. See "-- Federal Income Taxation."

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

   The Trustee is authorized and directed to sell and convey the Royalty Interests without Unitholder approval in certain instances as described in the Trust Agreement, including (i) upon termination of the Trust, (ii) commencing January 1, 2003, if a portion of the NPI ceases to produce or is not capable of producing in commercially paying quantities (see "Item 2 -- The Royalty Interests -- Sale and Abandonment of Underlying Properties") and (iii) in connection with payment of a purchase price adjustment for uncompleted wells or successful Southern Ute Indian claims (see "Item 2 -- The Royalty Interests -- Purchase Price Adjustments" and "-- Title to Properties"). The Trustee is empowered by the Trust Agreement to employ consultants and agents (including WPC and Williams) and to make payments of all fees for services or expenses out of the assets of the Trust. The Trust has no employees. The administrative functions of the Trust are performed by the Trustee.

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

TERMINATION AND LIQUIDATION OF THE TRUST

   The Trust will not terminate prior to January 1, 2003, except upon the affirmative vote of the holders of not less than 75 percent of the outstanding Units to liquidate the Trust. Thereafter, the Trust will terminate upon the first to occur of (i) an affirmative vote of the holders of not less than a majority of the outstanding Units to liquidate the Trust; (ii) such time as the ratio of the cash amounts received by the Trust from the Royalty Interests (excluding deductions for capital expenditures for enhanced recovery or similar operations on the WI Properties) to administrative costs of the Trust is less than 1.2 to 1.0 for three consecutive calendar quarters; (iii) such time as the Royalty Interests held by the Trust have been sold by the Trust; (iv) March 1 of any calendar year if, based on a reserve report as of December 31 of the prior year, it is determined that, as of such date, the net present value (discounted at 10 percent) of the estimated future net revenues (calculated in accordance with criteria established by the Securities and Exchange Commission (the "Commission") but using the average monthly Blanco Hub Spot Price (as defined; see "Item 2 -- The Royalty Interests -- Gas Purchase Contract")) of proved reserves attributable to the Royalty Interests is equal to or less than $30 million; and (v) December 31, 2012 (the date of any such occurrence is referred to herein as the "Termination Date"). Following termination, the Trustee and the Delaware Trustee will continue to act as trustees of the Trust until all remaining Trust assets have been sold and the net proceeds from such sales distributed to Unitholders.

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


                              DESCRIPTION OF UNITS

   Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee.
Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 15, 1997, there were 9,700,000 Units outstanding. The Trust may not issue additional Units.

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

   WPC may be required to pay to the Trust amounts as an adjustment to the original purchase price paid for Units. See "Item 2 -- The Royalty Interests -- Title to Properties -- Southern Ute Litigation." In addition, the Royalty Interests may be sold under certain circumstances and will be sold following termination of the Trust. Any purchase price adjustments and the proceeds from sales of the Royalty Interests, less liabilities and expenses of the Trust and amounts used for cash reserves, will be distributed, together with any interest expected to be earned thereon, to Unitholders of record on the record date established for such distribution. A special distribution will be made of undistributed sales proceeds, purchase price adjustments and other amounts received by the Trust aggregating in excess of $9,000,000 (a "Special Distribution Amount"). The record date for a Special Distribution Amount will be the 15th day following receipt of amounts aggregating a Special Distribution Amount by the Trust (unless such day is not a business day in which case the record date will be the next business day thereafter) unless such day is within 10 days of the record date for a Quarterly Distribution Amount in which case the record date will be the date as is established for the next Quarterly Distribution Amount. Distribution to Unitholders will be made no later than 15 days after the Special Distribution Amount record date.

   The terms of the Trust Agreement seek to assure to the extent practicable that gross income attributable to cash being distributed will be reported by the Unitholder who receives such distributions assuming that such Unitholder is the owner of record on the applicable record date. In certain circumstances, however, a Unitholder will not receive the cash giving rise to such income. For example, the Trustee maintains a cash reserve, and is authorized to borrow money under certain conditions, in order to pay or provide for the payment of Trust liabilities. Income associated with the cash used to increase that reserve or to repay any such borrowings must be reported by the Unitholder, even though that cash is not distributed to him. Likewise, if a portion of a cash distribution is attributable to a reduction in the cash reserve maintained by the Trustee, such cash is treated as a reduction to the Unitholder's basis in his Units and is not treated as taxable income to such Unitholder (assuming such Unitholder's basis exceeds the amount of the distribution of cash reserve).

TRANSFER OF ROYALTY INTERESTS

   WPC is required to pay to the Trust, as a purchase price adjustment, certain amounts in the event WPC is prohibited from producing or receiving proceeds from coal seam gas from certain Underlying Properties because of Southern Ute Indian claims. In such event, the affected Royalty Interests will be released by the Trust or reconveyed, as the case may be, to WPC or its assigns. WPC or its assigns may also, at any time after January 1, 2003, purchase for cash all Royalty Interests attributable to Underlying Properties which are uneconomical to operate. See "Item 2 -- The Royalty Interests -- Title to Properties" and "-
- Sale and Abandonment of Underlying Properties." Upon termination of the Trust, any remaining Royalty Interests will be sold by the Trust and any such sales may, and under certain circumstances will, be made to WPC or Williams or their respective successors or assigns. See "-- Description of the Trust -- Termination and Liquidation of the Trust."

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

   The Trustee files such returns for Federal income tax purposes as it is advised are required to comply with applicable law. The Trustee mails to each party who was a Unitholder of record (i) on the quarterly record date for such quarter or (ii) on a Special Distribution Amount record date occurring during such quarter (if any), a report which shows in reasonable detail the information necessary to permit each Unitholder to make all calculations reasonably necessary for tax purposes. The Trustee treats all income, credits and deductions recognized during each quarter as having been recognized by holders of record on the quarterly record date established for the distribution unless otherwise advised by counsel. Available year-end tax information permitting each Unitholder to make all calculations reasonably necessary for tax purposes is distributed by the Trustee to Unitholders no later than March 15 of the following year.

   Each Unitholder and his duly authorized agents and attorneys have the right during reasonable business hours to examine and inspect records of the Trust and the Trustee.

VOTING RIGHTS OF UNITHOLDERS

   Unitholders have only such voting rights as are provided in the Trust Agreement and such rights are more limited than those of stockholders of most corporations. Unitholder approval is, however, required to terminate the Trust before January 1, 2003 and to appoint a successor Trustee or Delaware Trustee. Also, Unitholder approval is required to amend the Trust Agreement (except for changing the name of the Trust and except to correct or cure ambiguities in the Trust Agreement which do not adversely affect Unitholders) and to adopt any amendment to the gas gathering contract relating to production from the Underlying Properties (the "Gas Gathering Contract") entered into between Williams Field Services Company (a subsidiary of Williams Energy Group, "WFS") and WFS Gas Resources Company (a subsidiary of WPC, "WFS Resources") as successor in interest to Williams Gas Marketing Company (a former subsidiary of Williams Field Services Group, Inc., which has been merged into another affiliate of Williams Field Services Group, Inc. "WGM") or to the gas purchase contract relating to production from the Underlying Properties (the "Gas Purchase Contract") entered into between WPC and WFS

Resources (as successor in interest to WGM), if such amendment would materially adversely affect revenues of the Trust. Unitholders may also remove the Trustee or Delaware Trustee. Unitholders are not entitled to any rights of appraisal or similar rights in connection with the termination of the Trust.

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

   The sections entitled "Federal Income Tax Consequences" and "Risk Factors -- Tax Considerations" appearing in the Prospectus (the "Public Offering Prospectus") dated January 13, 1993, which constitutes a part of the Registration Statement on Form S-3 of Williams (Registration No. 33-53662) filed in connection with the registration of the Units under the Securities Act of 1933 for offer and sale in the Public Offering, set forth, respectively, a summary of Federal income tax matters of general application that addresses all material tax consequences of the ownership and sale of the Units acquired in the Public Offering and a discussion of certain risk factors associated with matters of Federal income taxation as applied to the Trust and such Unitholders. A copy of such sections of the Public Offering Prospectus is filed as an exhibit to this Form 10-K.

   In connection with the registration of the Units for offer and sale in the Public Offering, Williams and the underwriters of the Units received certain opinions of counsel to Williams (upon which the Trustee and the Delaware Trustee were entitled to rely), including, without limitation, opinions as to the material Federal income tax consequences of the ownership and sale of the Units acquired in the Public Offering. The opinions of counsel to Williams as to such Federal income tax consequences were based on provisions of the Internal Revenue Code of 1986, as amended (the "IRC"), as of January 21, 1993, the date of the closing of the Public Offering, existing and proposed regulations thereunder and administrative rulings and court decisions as of January 21, 1993, all of which are subject to changes that may or may not be retroactively applied. Some of the applicable provisions of the IRC have not been interpreted by the courts or the Internal Revenue Service ("IRS"). In addition, such opinions of counsel to Williams were based on various representations as to factual matters made by Williams and WPC in connection with the Public Offering. As is typically the case, these opinions were limited in their application to certain investors purchasing Units in the Public Offering and, as a result, provide no assurance to investors purchasing Units following the Public Offering.

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

Classification and Taxation
  of the Trust............. The Trust will be treated as a grantor trust and not as an association taxable as a corporation. As a grantor trust, the Trust will not be subject to Federal income tax. There can be no assurance that the IRS will not challenge this treatment. The tax treatment of the Trust and Unitholders could be materially different if the IRS were to successfully challenge this treatment.

Taxation of Unitholders.... Each Unitholder will be taxed directly on his proportionate share of income, deductions and credits of the Trust attributable to the Royalty Interests consistent with such Unitholder's taxable year and method of accounting, and without regard to the taxable year or method of accounting employed by the Trust.

Income and Deductions...... The income of the Trust consists primarily of a specified share of the proceeds from the sale of coal seam gas produced from the Underlying Properties. During 1996, the Trust earned interest income on funds held for distribution and made adjustments to the cash reserve maintained for the payment of contingent or future obligations of the Trust. The deductions of the Trust consist of severance taxes and administrative expenses. In addition, each Unitholder is entitled to depletion deductions. See "Unitholder's Depletion Allowance" below.

Limits on Deductions
  and Credits.............. Generally, a taxpayer is entitled to claim deductions and tax credits generated by an investment only if the investment has economic substance. The application of this principle in the context of the production and sale of nonconventional fuels (like coal seam gas) which generate the Section 29 tax credit is uncertain because such application has not been addressed either by a court or the IRS. An investment has economic substance if the investor can demonstrate that there is a reasonable possibility of deriving an economic profit from the investment in excess of a de minimis amount, apart from tax benefits. In many cases, economic profit has been computed by comparing the taxpayer's total cash investment to the total cash reasonably expected to be received by the taxpayer as a result of the investment. At the time of the Public Offering, Williams, after consultation with its counsel, expressed its belief only in connection with the Public Offering that the purchaser of a Unit in the Public Offering, who did not borrow funds in order to purchase his Unit, had a reasonable possibility of deriving an economic profit in excess of a de minimis amount apart from tax benefits associated with ownership of the Unit. No assurance is given either by the Trustee or counsel to the Trustee to a purchaser of Units in or following the Public Offering as to whether (and to what extent) such purchaser will be entitled to claim deductions and the Section 29 tax credit generated with respect to such Units.

Section 29 Tax Credits..... Unitholders will be entitled, provided certain requirements are met, to claim tax credits pursuant to Section 29 of the IRC with respect to sales of coal seam gas production attributable to the NPI, the gross income from which is included in their taxable income. The Section 29 tax credit provides to a taxpayer a dollar-for-dollar reduction in his regular Federal income tax liability, and, therefore, generally provides to him a greater benefit than a deduction which merely reduces the amount of his taxable income. The Section 29 tax credit applies to coal seam gas produced and sold prior to January 1, 2003 from qualifying wells. For a Unitholder who owned the same Units of record on all four quarterly record dates during 1996, the available Section 29 tax credit is approximately $2.366527 per Unit, based on the first estimate of the GNP implicit price deflator published by the Bureau of Economic Analysis.

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

Limits on Unitholder's Use
  of Credits............... In any year, a Unitholder is permitted to reduce his regular Federal income tax liability by the
                              Section 29 tax credits allocated to such Unitholder for such year on a dollar-for-dollar basis, but only to the extent such Unitholder's regular tax liability exceeds his alternative minimum tax liability (with certain adjustments). Any amount of Section 29 tax credit in excess of a Unitholder's total regular Federal income tax liability for a year is permanently lost. Section 29 tax credits cannot be used to reduce a Unitholder's liability for any alternative minimum tax for any taxable year but can be carried forward to reduce his regular tax liability in a subsequent year (subject to the applicable rules governing such carryforward(s)).

Quarterly Allocations...... Under the IRC, a Unitholder is entitled to Section
                              29 tax credits only to the extent that he is an owner of the economic interest at the time the coal seam gas is produced. The Trustee allocates the income received by the Trust for a quarter, and the Section 29 tax credit allocable to such income, to Unitholders of record on the quarterly record date for such quarter. Such an allocation may be challenged by the IRS, but any challenge is likely to have a material adverse effect only if successful and only for Unitholders who do not own Units for a full quarter for each record date, particularly Unitholders who acquire Units shortly before a record date and sell shortly after a record date.

Unitholder's Depletion
  Allowance................ Each Unitholder is entitled to amortize the cost of the Units through cost depletion over the life of the NPI (or if greater, through percentage depletion equal to 15 percent of gross income). If any portion of the NPI is treated as a production payment or is not treated as an economic interest, however, a Unitholder will not be entitled to depletion in respect of such portion.

Non-Passive Activity Income,
  Credits and Loss......... The income, credits and expenses of the Trust will not be taken into account in computing the passive activity losses and income under Section 469 of the IRC for a Unitholder who acquires and holds Units as an investment and did not acquire them in the ordinary course of a trade or business.
                              Section 29 tax credits generated by an investment in Units, therefore, can be utilized to offset regular tax liability on income from any source, whether active or passive, subject to other limitations discussed herein or arising from the individual tax circumstances of each Unitholder. See "Limits on Unitholder's Use of Credits" above.

Unitholder Reporting
  Information.............. The Trustee furnishes to Unitholders tax information concerning royalty income, depletion and the
                              Section 29 tax credits on an annual basis. Year-end tax information is furnished to Unitholders no later than March 15 of the following year. See the second paragraph under "Description of Units -- Periodic Reports to Unitholders."

Tax Shelter Registration... The Trust is registered as a "tax shelter" and its tax shelter registration number is 92-364000072. Issuance of a tax shelter registration number does not indicate that the investment in Units or the claimed tax benefits have been reviewed, examined or approved by the IRS.

Substantial Understatement
  Penalty.................. Section 6662 of the IRC imposes a penalty in certain circumstances for a substantial understatement of taxes if a taxpayer's tax liability is understated by more than the greater of (a) 10 percent of the taxes required to be shown on the return and (b) $5,000 ($10,000 for most corporations). The penalty (which is not deductible) is 20 percent of the understatement.

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

   Demand for natural gas has decreased in recent years in response to economic factors, conservation, lower prices for alternative energy sources, unseasonably warm weather, and other factors. Decreased demand has resulted in curtailments of natural gas production. No assurances can be made that such curtailments will not continue. In addition, excess natural gas production capacity in the United States has generally resulted in increased competitive pressure and significantly lower natural gas prices. The effect of any excess production capacity which exists in the future cannot be predicted with certainty; however, any such excess capacity may have a material adverse effect on distributions from the Trust through its impact on prices and volumes. See "Item 2 -- The Royalty Interests -- Historical Gas Sales Prices and Production."

   Demand for natural gas production has historically been seasonal in nature and prices for gas fluctuate accordingly. Consequently, the amount of cash distributions by the Trust may vary substantially on a seasonal basis. Generally, gas production volumes and prices tend to be higher during the first and fourth quarters of the calendar year. Because of the lag between the receipt of revenues related to the Underlying Properties and the dates on which distributions are made to Unitholders, however, any seasonality that affects production and prices generally should be reflected in distributions that are made to Unitholders in later periods. See "-- Description of Units -- Distributions and Income Computations."

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

   Development of the Fruitland coal formation acreage has resulted in the drilling of 586 gross coal seam gas wells in the Underlying Properties, 21 of which are in the Farmout Properties. WPC owns mineral rights in the Fruitland coal formation under 214 oil and gas leases. Under the terms of these leases, WPC has the right to extract oil and gas from the lease properties. WPC holds either a record title interest, operating right interest or net profits interest in the leases. Record title and operating right interests are commonly referred to as working interests. The Underlying Properties constitute substantially all of WPC's proved reserves in the Fruitland coal formation. WPC does not operate any of the coal seam gas wells on the Underlying Properties.

   Unitized Areas. Approximately 90 percent of the Fruitland coal formation proved developed coal seam gas wells on the WI Properties are located within the boundaries of New Mexico Federal Units. Pursuant to the Federal Mineral Leasing Act of 1920, as amended, and applicable state regulations, owners of oil and gas leases in New Mexico created large unitized areas consisting of several contiguous sections for the orderly development and conservation of oil and gas reserves. The WI Properties participate in production from the 12 unitized areas in New Mexico referred to in the following table (the "Federal Units"). Operation and development of the Federal Units is governed by unit agreements and unit operating agreements (collectively, the "Unit Agreement"). Under the Unit Agreement and applicable government regulations, the Federal Unit operators request regulatory approval from the New Mexico Commission of Public Lands, the New Mexico Oil Conservation Commission and the Bureau of Land Management to establish or expand participating areas which produce oil and gas in paying quantities from designated formations. The interests of participants in a participating area are based on the surface acreage included in the participating area. Under the terms of the Unit Agreements, the operators, selected by a vote of the respective working interest owners, perform all operating functions.

   In all of the Federal Units, participating areas have been formed for the Fruitland coal formation. After the wells capable of producing gas in paying quantities from the Fruitland coal formation are drilled on the undeveloped drill blocks included within a Federal Unit, such wells are added to the participating area if approved in accordance with the appropriate Unit Agreement. A delay of at least 18-36 months is usually incurred after a well is completed and producing before it is added to a participating area. As participating areas are created and expanded, such modification (which will be effective retroactively to the date production commenced from the wells causing such expansion) results in a participant owning undivided interests in all of the producing wells within the participating area. Therefore, WPC's working interest and net revenue interest in the wells in a Federal Unit or participating area may be modified retroactively, which could affect significantly the amount of NPI Net Proceeds with respect to production from October 1, 1992. An expansion of several participating areas resulted in increased revenues to the Trust in 1995. If any well(s) that produced or may have produced marketable quantities of coal seam gas prior to 1980 is included in or added to a participating area in which the WI Properties participate, the Conveyance provides that such well(s) will be treated as, and the Trust will own, a separate net profits interest in such well(s) (the "Pre-80 Production NPI"). The net proceeds for such Pre-80 Production NPI would be calculated in a manner similar to the calculation of Infill Net Proceeds, and the Trust's share of such net proceeds will be 81 percent, subject to possible decrease upon the same terms as the NPI. If a participating area expansion includes production from wells that do not qualify for Section 29 tax credits, the tax credit available to Unitholders in respect of production attributable to the NPI from such Federal Unit could be reduced. See "Item 1 -- Federal Income Taxation."

   The following table reflects certain information from the Reserve Report as of December 31, 1996 prepared by Miller and Lents, Ltd. dated March 17, 1997 (the "December 31, 1996 Reserve Report") regarding the Federal Units in which the WI Properties participate. At December 31, 1996, the WI Properties covered 565 gross (69 net) coal seam gas wells with working interests ranging from 5.9 percent to 100 percent, with an average working interest of approximately 12.3 percent. The Royalty Interests participate in each Federal Unit and participating area in which the WI Properties participate based on the acreage containing wells with proved reserves on December 31, 1996.

                                                    UNDERLYING PROPERTIES
                                                 ---------------------------
                                                                 ESTIMATED
                                                                DISCOUNTED
                                                                FUTURE NET
                                                 NET PROVED      REVENUES
                                                 RESERVES       (DISCOUNTED
 FEDERAL UNIT       FEDERAL UNIT OPERATOR          (BCF)          AT 10%)
-------------       ---------------------        --------      --------------
                                                               (IN THOUSANDS)
San Juan 30-5       Phillips Petroleum Company     27.3           $13,773
San Juan 30-6       Meridian Oil Inc.              24.9            13,401
San Juan 29-6       Phillips Petroleum Company     24.3            13,091
San Juan 32-8       Phillips Petroleum Company     23.4            12,055
San Juan 31-6       Phillips Petroleum Company     12.1             5,845
San Juan 29-7       Meridian Oil Inc.               8.2             4,363
San Juan 32-9       Meridian Oil Inc.               6.9             3,095
San Juan 32-7       Phillips Petroleum Company      5.9             2,748
Northeast Blanco    Blackwood & Nichols Co., Ltd.   2.2             1,186
San Juan 29-5       Phillips Petroleum Company      1.1               559
Huerfano            Meridian Oil Inc.               0.5               115
San Juan 28-6       Meridian Oil Inc.               0.1                13


   Meridian Oil Inc. is a subsidiary of Burlington Resources Inc. and Blackwood & Nichols Co., Ltd. is a subsidiary of Devon Energy Corporation.

   Well Count and Acreage Summary. The following table shows as of December 31, 1994, 1995 and 1996, the gross and net wells and acreage by proved producing and nonproducing categories for the WI Properties.

                     NUMBER OF
                       WELLS              ACRES
                  ----------------  ----------------
                  GROSS     NET      GROSS     NET
                  -----  ---------  --------  ------
December 31,
------------
1994
  Producing.....    488      65      150,988  20,681
  Nonproducing..      0       0            0       0
                    ---      --      -------  ------
    Total.......    488      65      150,988  20,681
                    ===      ==      =======  ======

1995
  Producing.....    521      70      150,988  20,681
  Nonproducing..      0       0            0       0
                    ---      --      -------  ------
    Total.......    521      70      150,988  20,681
                    ===      ==      =======  ======

1996
  Producing.....    565      69      150,988  20,681
  Nonproducing..      0       0            0       0
                    ---      --      -------  ------
    Total.......    565      69      150,988  20,681
                    ===      ==      =======  ======


   Of the total gross wells described above at December 31, 1996, 540 gross wells are located in unitized areas. In addition to the above, the Farmout Properties have 21 gross wells.

   Properties Outside Unitized Areas. The WI Properties also include interests held by WPC in 25 proved developed Fruitland formation coal seam gas wells held in areas outside of Federal Units that are not reflected in the foregoing table. As of December 31, 1996, WPC's working interest and net revenue interests in these wells averaged 8.9 percent and 7.3 percent, respectively.

   The Farmout Properties consist of a 35 percent net profits interest on a property farmed out to Amoco in La Plata County, Colorado. Such properties are not within any Federal Unit boundary. The Farmout Properties are owned, and most of the wells thereon are operated, by Amoco. Neither Williams, WPC, the Delaware Trustee, the Trustee nor the Unitholders are able to influence or control the operation or future development of the Farmout Properties. WPC has advised the Trustee that it believes that a majority of the production from the Farmout Properties is sold by Amoco under short-term marketing arrangements at spot market prices and qualifies for the Section 29 tax credit. No assurance can be given, however, that Amoco will not in the future subject production from the Farmout Properties to long-term sales contracts at non-market responsive prices. A portion of the production from the Farmout Properties is gathered by WFS pursuant to a gathering contract at rates and subject to other terms that were negotiated on an arms-length basis. As of December 31, 1996, 21 gross wells had been drilled on the Farmout Properties. For a further description of the Farmout Properties, see "-- The NPI."

THE NPI

   The NPI generally entitles the Trust to receive 81 percent of the NPI Net Proceeds, subject to possible decrease as described under "-- NPI Percentage Changes." NPI Net Proceeds consists generally of the aggregate proceeds attributable to (i) WPC's net revenue interest based on the sale at the Wellhead of gas produced from the WI Properties and (ii) the revenue stream received by WPC from its 35 percent net profits interest in the Farmout Properties, less (a) WPC's working interest share of property and production taxes on the WI Properties; (b) WPC's working interest share of actual operating costs on the WI Properties to the extent in excess of those agreed to be paid by WPC as described herein; (c) WPC's working interest share of capital costs on the WI Properties to the extent in excess of those agreed to be paid by WPC as described herein; and (d) interest on the unrecovered portion, if any, of the foregoing costs at Citibank's Base Rate.

   Most of the wells reflected in the December 31, 1996 Reserve Report were drilled prior to 1994. Significant additional capital expenditures were not incurred during the early years of the production lives of such wells, and it is not anticipated that further significant capital expenditures will be incurred. Consequently, the December 31, 1996 Reserve Report was prepared on the basis that there will be no capital expenditures borne by the Royalty Interests. Nevertheless, the operators and working interest owners of the wells could elect at any time to implement measures to increase the producible reserves. These measures, if implemented, could involve additional compression or enhanced or secondary recovery operations requiring substantial capital expenditures which would be proportionately borne by the Royalty Interests.

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

RESERVE REPORT

   The following table summarizes net proved reserves estimated as of December 31, 1996, and certain related information for the Royalty Interests and Underlying Properties from the December 31, 1996 Reserve Report prepared by Miller and Lents, Ltd., independent petroleum engineers. Summaries of the December 31, 1996 Reserve Report and the Prior Reserve Reports are filed as exhibits to this Form 10-K and incorporated herein by reference. See Note 9 of the Notes to Financial Statements incorporated by reference in Item 8 hereof for additional information regarding the net proved reserves of the Trust.

   A net profits interest does not entitle the Trust to a specific quantity of gas but to a portion of the net proceeds derived therefrom. Ordinarily and in the case of the Farmout Properties, proved reserves attributable to a net profits interest are calculated by deducting an amount of gas sufficient, if sold at the prices used in preparing the reserve estimates for such net profits interest, to pay the future estimated costs and expenses deducted in the calculation of the net proceeds of such interest. Because WPC has agreed to pay certain operating and capital costs with respect to the WI Properties, no amount of gas in respect of such costs has been deducted from the amount of reserves attributable to the WI Properties in determining the amount of reserves attributable to the Royalty Interests. Accordingly, the reserves presented for the Royalty Interests reflect quantities of gas that are free of future costs and expenses (other than production, severance and ad valorem taxes in respect of the WI Properties) if the price and cost assumptions set forth in the December 31, 1996 Reserve Report occur. The December 31, 1996 Reserve Report was prepared in accordance with criteria established by the Commission and, accordingly, is based upon a contractual price for gas for December 1996, of $1.75 per MMBtu. The December 31, 1996 Reserve Report is also based on the percentage share of NPI Net Proceeds payable to the Trust remaining at 81 percent.

                                                                 ROYALTY   UNDERLYING
                                                                INTERESTS  PROPERTIES
                                                                ---------  ----------
   Net Proved Gas Reserves (Bcf)(a)(b)........................    149.4       184.4
   Estimated Future Net Revenues (in millions)(c).............   $188.4      $208.4
   Discounted Estimated Future Net Revenues (in millions)(c)..   $124.5      $140.3

-----------------------

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

   Based upon the production estimates used in the December 31, 1996 Reserve Report for the January 1, 1997 through December 31, 2002 period, and assuming constant future Section 29 tax credits at the estimated 1996 rate of $1.016 per MMBtu, the estimated total future tax credits available from the production and sale of the net proved reserves from the Royalty Interests would be approximately $82 million, having a discounted present value (assuming a 10 percent discount rate) of approximately $65 million.

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

   Information concerning historical changes in net proved reserves attributable to the Underlying Properties, and the calculation of the standardized measure of discounted future net revenues related thereto, are contained in Note 5 (Supplemental Oil and Gas Reserve Information (Unaudited)) to the Statement of Revenues and Direct

Operating Expenses for the Underlying Properties contained in the Trust's annual report to Unitholders for the year ended December 31, 1996. Williams has not filed reserve estimates covering the Underlying Properties with any Federal authority or agency other than the Commission.

HISTORICAL GAS SALES PRICES AND PRODUCTION

   The following table sets forth the actual net production volumes from the WI Properties, weighted average lifting costs and information regarding historical gas sales prices for each of the years ended December 31, 1994, 1995 and 1996:

                                                                   YEAR ENDED DECEMBER 31,
                                                               -----------------------------
                                                                  1994      1995       1996
                                                               -------    -------    -------

   Production from the WI Properties (MMcf)..................   20,528     29,050      23,196
   Weighted average lifting costs (dollars per Mcf)..........  $  0.09    $  0.07     $   .08
   Weighted average sales price of gas produced from the WI
    Properties (dollars per Mcf).............................  $  1.11    $  1.10     $   .96
   Average Blanco Hub Spot Price (dollars per MMBtu).........  $  1.63    $  1.18     $  1.65

   The published Blanco Hub Spot Price for December 1996 was $3.55 per MMBtu. Information regarding average wellhead sales prices for production from the Farmout Properties is not available to WPC, although WPC has advised the Trustee that it believes production from such properties is currently sold by Amoco under short-term marketing arrangements at spot market prices.

PURCHASE PRICE ADJUSTMENTS

   For a description of a potential purchase price adjustment provision, see "-- Title to Properties -- Southern Ute Litigation."

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

                                    NPI        WPC'S RETAINED
                               PERCENTAGE OF    PERCENTAGE OF
                                  NPI NET          NPI NET
                                  PROCEEDS        PROCEEDS
                               --------------  ---------------
   Internal Rate of Return:
      Less than 12%..........       81%              19%
      12% to 14%.............       60               40
      More than 14%..........       40               60

   To the extent that WPC pays to the Trust, as a purchase price adjustment, any amounts in connection with the litigation described under "-- Title to Properties -- Southern Ute Litigation," the Underlying Properties reserve threshold specified above (approximately 178.5 Bcf) will be reduced by the reserves estimated in the October 1, 1992 Reserve Report and attributable to the Underlying Properties burdened by Royalty Interests in respect of which such payments are made.

   Through December 31, 1996 cumulative production since October 1, 1992 was
122.9 Bcf. Using the definitions described above, which do not include any terminal value, the internal rate of return is not currently projected by WFS to be 12 percent or higher until after 1998.

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

   The Index Price was below the Minimum Purchase Price in each month from April 1994 through October 1996. WPC estimates that, as of December 31, 1996, WFS Resources had aggregate Price Credits in the Price Credit Account of approximately $25.1 million of which the Trust's 81 percent interest was approximately $20.3 million.

   This entitlement to recoup the Price Credits means that if and when the Index Price is above the Minimum Purchase Price, future royalty income paid to the Trust would be reduced until such time as such Price Credits have been fully recouped. Corresponding cash distributions to Unitholders would also be reduced.

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

   The prices paid to WPC pursuant to the Gas Purchase Contract are prices payable for the value of gas purchased for production at the Wellhead. Title to the gas purchased pursuant to the Gas Purchase Contract passes to WFS Resources at the Wellhead. WFS Resources is responsible for gathering, treating, processing and marketing all gas purchased pursuant to the Gas Purchase Contract. Approximately 90 percent of the production from the WI Properties is gathered by WFS on behalf of WFS Resources. The balance of the production is gathered on behalf of WFS Resources by third parties. See "-- Gas Gathering Contract." The price paid to WPC pursuant to the Gas Purchase Contract is after deducting the costs incurred by WFS Resources to gather, treat and process such gas (including costs incurred by WFS Resources under the Gas Gathering Contract). Payments to WPC for gas purchased pursuant to the Gas Purchase Contract are made by WFS Resources on or before the last day of the first calendar month next following the end of each calendar quarter.

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

   The Gas Gathering Contract, which will be in effect until December 31, 2022, subject to annual extensions thereafter, covers approximately 90 percent of the production from the WI Properties and commits WFS on behalf of WFS Resources to gather such production (except production from 19 wells in the San Juan 29-7 unit as described below), at rates starting at $.35 per Mcf (plus a fuel reimbursement estimated to be 6.2 percent to 7.3 percent of gathered volumes on a Btu equivalent basis, and subject to increase if the CO content of the gas exceeds 10 percent) and adjusted annually based on average annual price comparisons determined on the basis of the Blanco Hub Spot Price, provided that the gathering rate will be no less than $.35 per Mcf increased or decreased on the basis of an increase or decrease in a published index measuring the gross domestic product. A significant portion of the gas to be gathered pursuant to the Gas Gathering Contract must first be gathered from the wellhead to a Federal Unit central delivery point by Burlington Resources Gathering Inc. ("Burlington"). WFS Resources has been assigned a one-year gathering contract (with a monthly evergreen provision) whereby Burlington provides interruptible gathering service at the price of $.06 per Mcf which escalates annually at 3 percent, plus actual fuel used (historically averaging approximately .5 percent). It is anticipated that WFS Resources will be able to extend the term of this agreement.

   The remainder of the production on the WI Properties is not physically connected to the WFS system and is not covered by the Gas Gathering Contract. This gas is gathered either by Burlington or El Paso Field Services ("EFS") for delivery at the Blanco Hub or by Northwest for delivery at the outlet of the Ignacio Plant in La Plata County, Colorado. WPC has existing long-term gathering agreements with EFS and short-term gathering agreements with Burlington with rates and terms generally comparable to the Gas Gathering Contract.

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

   The Gas Gathering Contract is proposed to be amended effective as of January 1, 1997, for the purpose of increasing the field rights held by the Trust on the Manzanares gathering system. The increase would accommodate incremental gas flow that will occur due to WFS's expansion and enhancement of gathering facilities.

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

   The MMS regulations permit a lessee to deduct from its gross proceeds its reasonable actual costs of transportation and processing to transport the gas from the lease to the point of sale in calculating the market value of its production. Although WFS Resources deducts the gathering charges paid by it to WFS, Burlington, EFS and Northwest in calculating the wellhead price it pays to WPC, the MMS could disallow the deduction of some portion of the gathering charges after review of such charges on audit of WPC's royalty as discussed below. If some portion of the gathering charges is disallowed, the MMS will likely demand additional royalties plus interest on the amount of the underpayment.

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

   WPC may sell the Underlying Properties, subject to and burdened by the Royalty Interests, without the consent of the Unitholders. Under the Trust Agreement, WPC has certain rights (but not the obligation) to purchase the Royalty Interests upon termination of the Trust. See "Item 1 -- Description of the Trust -- Termination and Liquidation of the Trust."

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

THE INFILL NPI

   The Royalty Interests include the Infill NPI, a net profits interest on any Infill Wells completed on the WI Properties. No Infill Wells have been drilled and none will be drilled unless the well spacing limitations for coal seam gas wells in the Basin are reduced. If such changes occur and Infill Wells are drilled, the Infill NPI will entitle the Trust to receive 20 percent of the Infill Net Proceeds. No reserves have been attributed to any Infill Wells in the December 31, 1996 Reserve Report or the Prior Reserve Reports.

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

   In the event and to the extent that WPC does not pay any of the WPC Payment Obligations in full when due and, in the event and to the extent that WFS Resources does not pay any of the WFS Resources Payment Obligations in full when due, the Trustee (but not Unitholders) is entitled, following notice to Williams and demand for payment by the Trustee and after a 10-day cure period, to enforce payment by Williams. Williams' assurance obligations terminate upon the earlier of (i) dissolution of the Trust, (ii) with respect to the WPC Payment Obligations, upon sale or other transfer by WPC of all or substantially all of the Underlying Properties, (iii) with respect to the WPC Payment Obligations, upon one or more sales or other transfers of a majority or more of Williams' ownership interests in WPC and (iv) with respect to the WFS Resources Payment Obligations, upon one or more sales or other transfers of a majority or more of Williams' ownership interests in WFS Resources; provided that, with respect to
(ii), (iii) and (iv) above, only if the transferee has, at the time of transfer, a rating assigned to outstanding unsecured long-term debt from Moody's Investor Services of at least Baa3 or from Standard & Poor's Corporation of at least BBB- (or an equivalent rating from at least one nationally-recognized statistical rating organization), or such transferee is approved by holders of a majority of outstanding Units, and in any case, the transferee unconditionally agrees in writing, to assume and be bound by Williams' remaining assurance obligations.

TITLE TO PROPERTIES

   Williams has advised the Trustee that it believes that WPC's title to the Underlying Properties, and the Trust's title to the Royalty Interests, are good and defensible in accordance with standards generally accepted in the gas industry, subject to such exceptions which, in the opinion of Williams, are not so material as to detract substantially from the use or value of such Underlying Properties or Royalty Interests. For a description of a lawsuit challenging WPC's right to produce coal seam gas from certain properties, see "Southern Ute Litigation" below. As is customary in the gas industry, only a perfunctory title examination is performed as a lease is acquired, except leases covering proved reserves. Generally, prior to drilling a well, a more thorough title examination of the drill site tract is conducted and curative work is performed with respect to significant title defects, if any, before proceeding with operations. However, WPC (or its predecessor) has owned the leases covering the Underlying Properties since 1974, and conventional gas has been produced from formations other than the Fruitland formation covered by all of the leases since the 1950s. Under these circumstances, WPC conducted an internal review of its title records prior to the drilling of the coal seam gas wells within the 12 Federal Units, but did not conduct title examinations. In addition to its internal review, WPC, when requested by the operator, participated in title examinations prior to the drilling of a few coal seam gas wells located outside the Federal Units.

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

   The U.S. District Court has stayed all of the cases in which WPC's affiliate is a party until the plaintiffs exhaust all remedies available through the Southern Ute Tribal Court.

   The wells identified by the plaintiffs in the pending litigation do not include any wells on the Underlying Properties. However, wells on the Underlying Properties could be added to the pending litigation or made the subject of future methane contamination litigation. The seven operators are vigorously defending the pending litigation.

ITEM 3.  LEGAL PROCEEDINGS.

   See "Item 2 -- The Royalty Interests -- Title to Properties -- Southern Ute Litigation" for a description of certain litigation to which WPC is a party. Subject to the preceding sentence, there are no material pending proceedings to which the Trust is a party or of which any of its property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   Not applicable.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

   Certain information with respect to the Units of the Trust and the market therefor is set forth on the inside front cover of the Trust's Annual Report to Unitholders for the year ended December 31, 1996 under the section entitled "Units of Beneficial Interest" and is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA.

   Selected financial data of the Trust is set forth on the inside front cover of the Trust's Annual Report to Unitholders for the year ended December 31, 1996 under "Selected Financial Data" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   The "Trustee's Discussion and Analysis" of financial condition and results of operations appearing on pages 2 and 3 of the Trust's Annual Report to Unitholders for the year ended December 31, 1996 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The financial statements of the Trust and the notes thereto, together with the report thereon of Ernst & Young LLP, independent auditors, dated March 21, 1997, appearing on pages 4 through 12 of the Trust's Annual Report to Unitholders for the year ended December 31, 1996 are incorporated herein by reference.

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

   Compensation of the Trustee, Delaware Trustee and Transfer Agent. The Trust Agreement provides for compensation to the Trustee and the Delaware Trustee for administrative services, out of the Trust assets. The Trustee is paid a 1996 base amount of $36,448, plus an hourly charge for services in excess of a combined total of 300 hours annually at the Trustee's then standard rate. The Delaware Trustee is paid a fixed annual amount which was initially set at $5,000. The Trustee and the Delaware Trustee received total compensation for 1996 of $36,448 and $6,912, respectively. The base amount of the Trustee's fee and the amount of the Delaware Trustee's fee for administrative services escalate at the rate of 3 percent per year. The Trustee and the Delaware Trustee are each entitled to reimbursement for out-of-pocket expenses. Upon termination of the Trust, the Trustee will receive, in addition to its out-of-pocket expenses, a termination fee in the amount of $8,000.

   The Transfer Agent receives a transfer agency fee of $ 5.50 annually per account (minimum of $15,000 annually), subject to change each December, based upon the change in the Producers' Price Index as published by the Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued in excess of 10,000 annually. The total fees paid by the Trust to the Transfer Agent in 1996 were $20,268.

   Fees to Williams. Williams will receive, throughout the term of the Trust, an administrative services fee for accounting, bookkeeping and informational services relating to the Royalty Interests as described below in "Item 13 -- Administrative Services Agreement."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

   (a) Security Ownership of Certain Beneficial Owners. The following table sets forth as of March 18, 1997 information with respect to the only Unitholder who was known to the Trustee to be a beneficial owner of more than 5 percent of the outstanding Units.

            NAME AND ADDRESS                NUMBER OF UNITS     PERCENT
           OF BENEFICIAL OWNER             BENEFICIALLY OWNED  OF CLASS
           -------------------             ------------------  ---------

    Williams Holdings of Delaware, Inc...       3,568,791        36.8%
      One Williams Center
      Tulsa, Oklahoma 74172


WILLIAMS' OWNERSHIP OF UNITS

   Except as noted below, Williams (or its affiliate) has the same voting rights under the Trust Agreement as other Unitholders. Accordingly, so long as Williams (or its affiliate) continues to own 36.8 percent of the Units, on any matters brought to a vote of Unitholders requiring the approval of the holders of a majority of Units present or represented at a meeting where a majority of outstanding Units are represented, Williams will likely be able to control the vote with respect to such matters if not less than the 14 percent of additional Units necessary for quorum purposes are represented at such meeting. With respect to the vote on any amendment to the Gas Purchase Contract or the Gas Gathering Contract, the Units held by Williams (or its affiliate) immediately after the Public Offering may not be voted nor will such Units be counted for purposes of determining if a quorum is present so long as such Units continue to be held by Williams (or its affiliate). This voting limitation will not be applicable to Units Williams (or its affiliate) may acquire, if any, after the date of the Public Offering.

   In addition, as noted below, certain potential conflicts of interest exist between Williams and its subsidiaries and the interests of the Trust and the Unitholders (see "Item 13 -- Potential Conflicts of Interest"). To the extent that any matters are brought to a vote of Unitholders where the interests of Williams conflict, or potentially conflict, with the interests of the Trust or Unitholders, Williams (or its affiliate) can be expected to vote in its own self-interest and under certain circumstances as noted above, may have sufficient votes to control the outcome.

   (b) Security Ownership of Management. The Trust has no directors or executive officers. As of March 18, 1997, NationsBank of Texas, N.A., the Trustee, held an aggregate of 1,000 Units in various fiduciary capacities, with no investment or voting powers. As of March 18, 1997, Chemical Bank Delaware, the Delaware Trustee, did not beneficially own any Units.

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

   The Administrative Services Agreement obligates the Trust to pay to Williams each quarter an administrative services fee for accounting, bookkeeping and informational services relating to the Royalty Interests. The administrative services fee was $51,500 per calendar quarter commencing October 1, 1993, through and including the quarter ended September 30, 1994, and increases 3 percent each October 1. Accordingly, the total of the administrative services fees paid by the Trust to Williams in 1996 was $220,183.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a) The following documents are filed as a part of this report:

   1. Financial Statements (incorporated by reference in Item 8. of this report)

                                                                 PAGE IN 1996
                                                                 ANNUAL REPORT
                                                                TO UNITHOLDERS
                                                                 (INCORPORATED
                                                                 BY REFERENCE)
                                                                ---------------
    Report of Independent Auditors                                     4
    Statements of Assets, Liabilities and Trust Corpus as of
      December 31, 1996 and 1995                                       5
    Statements of Distributable Income for the years ended
      December 31, 1996, 1995 and 1994                                 5
    Statements of Changes in Trust Corpus for the
      years ended December 31, 1996, 1995 and 1994                     5
    Notes to Financial Statements                                      6


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

     EXHIBIT
     NUMBER                                EXHIBIT
     -------                               -------
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

       13.1  --  1996 Annual Report to Unitholders.

     EXHIBIT
     NUMBER                                EXHIBIT
     -------                               -------
       23.1  --  Consent of Miller and Lents, Ltd.

       23.2  --  Consent of Ernst & Young LLP.

       27.1  --  Financial Data Schedule.

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

       99.3 -- Reserve Report, dated February 23, 1994, on the estimated reserves attributable to the Royalty Interests as of December 31, 1993 (but using October 1, 1992 Reserve Report pricing), prepared by Miller and Lents, Ltd., independent petroleum engineers (filed as Exhibit 99.4 to the Registrant's Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

       99.4 -- Reserve Report, dated February 23, 1994, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of December 31, 1993, prepared by Miller and Lents, Ltd., independent petroleum engineers (filed as Exhibit 99.5 to the Registrant's Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

       99.5 -- Reserve Report, dated February 28, 1995, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of December 31, 1994, prepared by Miller and Lents, Ltd., independent petroleum engineers (filed as Exhibit 99.6 to the Registrant's Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

       99.6 -- Reserve Report, dated March 8, 1996, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of December 31, 1995, prepared by Miller and Lents, Ltd., independent petroleum engineers (filed as Exhibit 99.7 to the Registrant's Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

     EXHIBIT
     NUMBER                                EXHIBIT
     -------                               -------

       99.7 -- Reserve Report, dated March 17, 1997, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of December 31, 1996, prepared by Miller and Lents, Ltd., independent petroleum engineers.

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

                                    WILLIAMS COAL SEAM GAS
                                       ROYALTY TRUST

                                    By:  NATIONSBANK OF TEXAS, N.A., Trustee



                                    By:         /s/ RON E. HOOPER
                                        -------------------------------------
                                                  Ron E. Hooper
                                           Vice President and Administrator

Date:  March 31, 1997


            (The Registrant has no directors or executive officers.)