Form 10-Q
period 1997-03-31
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 1997-05-15
CIK 895007

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

             [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 1997
                                                --------------

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

     Number of units of beneficial interest outstanding at May 1, 1997:
9,700,000.

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

Item 1.   Financial Statements.

     The financial statements included herein have been prepared by NationsBank of Texas, N.A., as Trustee (the "Trustee") of Williams Coal Seam Gas Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Trust's Annual Report on Form 10-K for the year ended December 31, 1996. The December 31, 1996 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 1997, and the distributable income and the changes in trust corpus for the three-month periods ended March 31, 1997 and 1996, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

     The financial statements as of March 31, 1997 and for the three-month periods ended March 31, 1997 and 1996 included herein have been reviewed by Ernst & Young LLP, independent public accountants, as stated in their report appearing herein.

                     Independent Accountants' Review Report

NationsBank of Texas, N.A.,
  Trustee of Williams Coal Seam Gas Royalty Trust

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of March 31, 1997, and the related condensed statements of distributable income and the statements of changes in trust corpus for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of December 31, 1996, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein) and in our report dated March 21, 1997, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1996, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.


                                                            Ernst & Young LLP



Tulsa, Oklahoma
May 13, 1997

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (UNAUDITED)
--------------------------------------------------------------------------------

                                       March 31,           December 31,
ASSETS                                   1997                  1996
------                                -----------          ------------

Current Assets -
    cash and cash equivalents         $   169,545           $   165,290
Royalty interests in oil
    and gas properties
    (less accumulated
    amortization of
    $70,632,232 at
    March 31, 1997
    and $68,569,217 at
    December 31, 1996)                 67,934,431            69,997,446
                                      -----------           -----------

TOTAL ASSETS                          $68,103,976           $70,162,736
                                      ===========           ===========


LIABILITIES AND TRUST CORPUS
-------------------------------

Current Liabilities -
    trust expenses payable            $   182,552           $   141,163

Trust corpus -
    9,700,000 units of
    beneficial interest
    authorized and
    outstanding                        67,921,424            70,021,573
                                      -----------           -----------

TOTAL LIABILITIES
    AND TRUST CORPUS                  $68,103,976           $70,162,736
                                      ===========           ===========

The accompanying notes are an integral part of these financial statements. See accountants' review report.
--------------------------------------------------------------------------------

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
--------------------------------------------------------------------------------

                                     THREE MONTHS           THREE MONTHS
                                         ENDED                  ENDED
                                    March 31, 1997         March 31, 1996
                                    ---------------        ---------------
Royalty income                          $4,103,814             $6,529,043
Interest income                             12,186                 23,980
                                        ----------             ----------
                                         4,116,000              6,553,023

General and administrative
    expenses                              (187,134)              (159,457)
                                        ----------             ----------
Distributable income                    $3,928,866             $6,393,566
                                        ==========             ==========

Distributable income
    per unit
    (9,700,000 units)                   $      .41             $      .66
                                        ==========             ==========

The accompanying notes are an integral part of these financial statements. See accountants' review report.
--------------------------------------------------------------------------------

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
--------------------------------------------------------------------------------

                                    THREE MONTHS          THREE MONTHS
                                        ENDED                 ENDED
                                   March 31, 1997        March 31, 1996
                                   ---------------       ---------------
Trust corpus,
    beginning of period               $70,021,574           $82,665,754
Amortization of royalty
    interests                          (2,063,015)           (3,665,882)
Distributable income                    3,928,866             6,393,566
Distributions to unitholders           (3,966,000)           (6,378,023)
                                      -----------           -----------

Trust corpus, end
    of period                         $67,921,424           $79,045,415
                                      ===========           ===========

Distributions per unit
    (9,700,000 units)                 $       .41           $       .66
                                      ===========           ===========

The accompanying notes are an integral part of these financial statements. See accountants' review report.
--------------------------------------------------------------------------------

WILLIAMS COAL SEAM GAS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

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

The Royalty Interests consist primarily of a net profits interest (the "NPI") in the Underlying Properties. The NPI generally entitles the Trust to receive 81 percent of the NPI Net Proceeds, as defined below, attributable to (i) gas produced and sold from WPC's net revenue interests (working interests less lease burdens) in the properties in which WPC has a working interest (the "WI Properties") and (ii) the revenue stream received by WPC attributable to its 35 percent net profits interest in 5,348 gross acres in La Plata County, Colorado (the "Farmout Properties"). The Royalty Interests also include a 20 percent interest in WPC's Infill Net Proceeds, as defined below, from the sale of production if well spacing rules are effectively modified and additional wells are drilled on producing drilling blocks on the WI Properties (the "Infill Wells") during the term of the Trust. No Infill Wells have been drilled on the WI Properties to date. "NPI Net Proceeds" consists generally of the revenue stream received by WPC from its 35 percent net profits interest in the Farmout Properties, plus the aggregate proceeds attributable to WPC's net revenue interest, based on the price paid at or in the vicinity of the wellhead (the "Wellhead"), of gas produced from the WI Properties, less WPC's share of certain taxes and costs. "Infill Net Proceeds" consists generally of the aggregate proceeds, based on the price at the Wellhead, of gas produced from WPC's net revenue interest in any Infill Wells less certain taxes and costs. The NPI percentage is subject to certain future downward adjustments based on a rate of return computation once cumulative aggregate production targets are met. The complete definitions of NPI Net Proceeds and Infill Net Proceeds are set forth in the Conveyance.

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

5.    SUBSEQUENT EVENTS

    Subsequent to March 31, 1997, the Trust declared the following distribution:

             Quarterly
              Record              Payment              Distribution
               Date                Date                  per Unit
             ---------            -------              ------------

              May 15               May 30                $.617428

    The distribution per unit increased from $.408865 in the first quarter of 1997 to $.617428 in the second quarter of 1997. The increase in distributions was mainly the result of higher payments from the Farmout Properties. The Farmout Properties are paid at the Blanco Hub Spot Price.

    Expansions of federal unit acreage can either increase or decrease the Trust's ownership of particular wells resulting in potential adjustments of production for prior periods and associated distributions to unitholders can either increase or decrease. Federal unit acreage expansions are determined by the commercial value of the property as valued by the operator and approved by the U.S. Bureau of Land and Mines (BLM). WPC does not operate any wells in these federal acreage units.

6.  CONTINGENCIES

    Under the terms of the gas purchase contract entered into by WPC and WFS Gas Resources Company ("WFSGR"), an affiliate of WPC, as amended (the "Gas Purchase Contract"), additional revenues may be paid to the Trust to meet the minimum gas price provision of 97 percent of $1.75 per MMBtu (the "Minimum Purchase Price"). This additional revenue is subject to recoupment by the purchaser from future revenues received from production commencing January 1, 1994 when the applicable index price exceeds the Minimum Purchase Price as long as the Minimum Purchase Price commitment is in effect. The primary term of the Gas Purchase Contract runs to December 31, 1997 at which time the WFSGR may elect to discontinue paying the Minimum Purchase Price by giving notice of its election to pay solely on an index price.

    The applicable index price was above the Minimum Purchase Price in January and February of 1997 and was below the Minimum Purchase Price in March of 1997. Pursuant to the terms of the Gas Purchase Contract, WPC established a price credit account. WPC estimates that, as of March 31, 1997, WFSGR had aggregate price credits in the price credit account of approximately $21.6 million of which the Trust's 81 percent interest was approximately $17.5 million. The applicable index price was below the Minimum Purchase Price in April 1997.

    The entitlement of WFSGR to recoup the price credits means that if and when the applicable Blanco Hub Spot Price rises above $1.75 per MMBtu, future royalty income paid to the Trust would be reduced until such time as such price credits have been fully recouped. Corresponding cash distributions to Unitholders would also be reduced.

7.  TRANSACTION INVOLVING UNDERLYING PROPERTIES SUBSEQUENT TO MARCH 31, 1997

    On May 7, 1997, WPC sold the Underlying Properties to Quatro Finale LLC pursuant to the Purchase and Sale Agreement dated as of May 1, 1997 between WPC and Quatro Finale LLC (the "Purchase Agreement"), subject to the terms and conditions set forth in the Purchase Agreement and the agreements entered into pursuant to the Purchase Agreement (the "Transaction"). The information and descriptions set forth in this Form 10-Q do not give any effect to the Transaction, which was consummated subsequent to March 31, 1997. The Trust plans to file a Current Report on Form 8-K to describe the Transaction.

Item 2. Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

     On May 7, 1997, Williams Production Company ("WPC") sold the Underlying Properties (as defined herein) to Quatro Finale LLC pursuant to the Purchase and Sale Agreement dated as of May 1, 1997 between WPC and Quatro Finale LLC (the "Purchase Agreement"), subject to the terms and conditions set forth in the Purchase Agreement and the agreements entered into pursuant to the Purchase Agreement (the "Transaction"). The information and descriptions set forth in this Form 10-Q do not give any effect to the Transaction. The Trust plans to file a Current Report on Form 8-K to describe the Transaction.

     The Trust makes quarterly cash distributions to holders of units of beneficial interest ("Units") in the Trust ("Unitholders"). The only assets of the Trust, other than cash and cash equivalents being held for the payment of expenses and liabilities and for distribution to Unitholders, are net profits interests (the "Royalty Interests") in certain proved coal seam gas properties located in the San Juan Basin of New Mexico and Colorado (the "Underlying Properties"). The Royalty Interests owned by the Trust burden the Underlying Properties, which are owned by WPC and not the Trust.

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

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996
-------------------------------------------------------------------------------

     For the quarter ended March 31, 1997, royalty income received by the Trust amounted to $4,103,814 as compared to $6,529,043 received for the same quarter in 1996. The decrease in royalty income is primarily due to adjustments resulting from expansion of federal units within the Underlying Properties. Production related to the royalty income received by the Trust in the first quarter of 1997 was 4,834,264 MMBtu as compared to 8,050,702 MMBtu for the same quarter in 1996. Interest income for the quarter ended March 31, 1997 was $12,186 compared to $23,980 for the same quarter in 1996. General and administrative expenses during the first quarter of 1997 amounted to $187,134 compared to $159,457 for the same quarter in 1996.

     Distributable income for the quarter ended March 31, 1997 was $3,928,866 or $.41 per Unit compared to $6,393,566 or $.66 per Unit for the first quarter of 1996. This decrease was the result of adjustments resulting from expansion of federal units within the Underlying Properties. A distribution of $.408865 per Unit was made on February 28, 1997 to Unitholders of record on February 14, 1997.

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

     Royalty income received by the Trust in a given calendar quarter will generally reflect the sum of (i) proceeds from the sale of gas produced from the WI Properties during the preceding calendar quarter, plus (ii) cash received by WPC with respect to the Farmout Properties either (a) during the preceding calendar quarter or (b) if received in sufficient time to be paid to the Trust, in the month immediately following such calendar quarter. Accordingly, the royalty income included in distributable income for the quarter ended March 31, 1997 was based on production volumes and natural gas prices for the period October 1996 through December 1996, as shown in the table below. Due to delays associated with the receipt of income related to the Farmout Properties, the Trust's royalty income for the 1997 first quarter reflects estimated production volumes from the Farmout Properties for the months of September 1996 through November 1996, as shown in the table below. The production volumes included in the table below are for production attributable to the Underlying Properties, and not for production attributable to the Trust's Royalty Interests and are net of the amount of production attributable to WPC's royalty obligations to third parties, which is determined by contractual arrangement with such parties.

                                       Three Months        Three Months
                                           Ended               Ended
                                    December 31, 1996   December 31, 1995
                                    ------------------  ------------------

Production (MMBtu) (1)
     WI Properties                    3,065,212 (2)        6,436,195 (4)
     Farmout Properties               1,769,052 (3)        1,682,430 (5)

Blanco Hub Spot Price
     ($/MMBtu)  (6)                       $2.53               $1.21
Net Wellhead Price
     WI Properties ($/MMBtu) (6)          $1.03               $1.18

-----------------------
(1)  Million British Thermal Units.
(2)  Includes prior period adjustments of (761,849) MMBtu.
(3)  Reflects estimated volumes for September 1996 through November 1996.
(4)  Includes prior period adjustments of 67,324 MMBtu.
(5)  Reflects actual volumes for September 1995 through November 1995.
(6)  Simple average of the months included in the period presented.

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

     The Blanco Hub Spot Price was above $1.75 per MMBtu during January and February 1997 and below $1.75 per MMBtu in March 1997. However, pursuant to the terms of the gas purchase contract, WFSGR continued to purchase gas produced from the WI Properties at the $1.70 minimum purchase price, less certain gathering, processing and delivery costs paid by WFSGR, established by the gas purchase contract; and WFSGR received a price credit from WPC for each MMBtu of natural gas so purchased by WFSGR equal to the difference between the $1.70 minimum purchase price and the applicable index price (which price is equal to 97 percent of the applicable Blanco Hub Spot Price). WPC estimates that, as of March 31, 1997, WFSGR had aggregate price credits of approximately $21.6 million of which the Trust's 81 percent interest was approximately $17.5 million. The Blanco Hub Spot Price was below $1.75 per MMBtu in April 1997.

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

                                         WILLIAMS COAL SEAM GAS ROYALTY TRUST

                                         By: NATIONSBANK OF TEXAS, N.A., Trustee



                                         By: /s/ Ron Hooper
                                             -----------------------------------
                                             Ron Hooper
                                             Vice President and Administrator


              (The Trust has no directors or executive officers.)


Date:   May 15, 1997