Form 10-Q
period 1997-06-30
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 1997-08-14
CIK 895007

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

             [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 1997
                                                 -------------

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

Number of units of beneficial interest outstanding at July 31, 1997: 9,700,000.

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1.   Financial Statements.

     The financial statements included herein have been prepared by NationsBank of Texas, N.A., as Trustee (the "Trustee") of Williams Coal Seam Gas Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Trust's Annual Report on Form 10-K for the year ended December 31, 1996. The December 31, 1996 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 1997, the distributable income for the three-month and six-month periods ended June 30, 1997 and 1996, and the changes in trust corpus for the six-month periods ended June 30, 1997 and 1996, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

     The financial statements as of June 30, 1997 and for the three-month and six-month periods ended June 30, 1997 and 1996 included herein have been reviewed by Ernst & Young LLP, independent public accountants, as stated in their report appearing herein.

                    Independent Accountants' Review Report

NationsBank of Texas, N.A.
 Trustee of Williams Coal Seam Gas Royalty Trust

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of June 30, 1997, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 1997 and 1996 and the statements of changes in trust corpus for the six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Trustee.

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


                                         Ernst & Young LLP


Tulsa, Oklahoma
August 12, 1997

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (UNAUDITED)
--------------------------------------------------------------------------------


                                  June 30,    December 31,
ASSETS                              1997          1996
------                           -----------  ------------
Current Assets -
    cash and cash equivalents    $    43,333   $   165,290
Royalty interests in oil
    and gas properties
    (less accumulated
    amortization of
    $72,592,710 at
    June 30, 1997
    and $68,569,217 at
    December 31, 1996)            65,973,953    69,997,446
                                 -----------   -----------

TOTAL ASSETS                     $66,017,286   $70,162,736
                                 ===========   ===========


LIABILITIES AND TRUST CORPUS
----------------------------

Current Liabilities -
    trust expenses payable       $   177,417   $   141,163

Trust corpus -
    9,700,000 units of
    beneficial interest
    authorized and
    outstanding                   65,839,869    70,021,573
                                 -----------   -----------

TOTAL LIABILITIES
    AND TRUST CORPUS             $66,017,286   $70,162,736
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

--------------------------------------------------------------------------------

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
--------------------------------------------------------------------------------

                                            THREE MONTHS         THREE MONTHS
                                                ENDED                ENDED
                                           June 30, 1997        June 30, 1996
                                        -------------------  ------------------

Royalty income                            $6,075,355             $4,817,991
Interest income                               23,698                 16,868
                                          ----------             ----------
                                           6,099,053              4,834,859

General and administrative
    expenses                                (231,077)              (219,629)
                                          ----------             ----------
Distributable income                      $5,867,976             $4,615,230
                                          ==========             ==========

Distributable income
    per unit
    (9,700,000 units)                     $      .60             $      .48
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

--------------------------------------------------------------------------------
WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
--------------------------------------------------------------------------------


                                            SIX MONTHS           SIX MONTHS
                                               ENDED                ENDED
                                           June 30, 1997        June 30, 1996
                                        -------------------  ------------------
Royalty income                             $10,179,169          $11,347,034
Interest income                                 35,884               40,848
                                           -----------          -----------
                                            10,215,053           11,387,882

General and administrative
    expenses                                  (418,211)            (379,086)
                                           -----------          -----------
Distributable income                       $ 9,796,842          $11,008,796
                                           ===========          ===========

Distributable income
    per unit
    (9,700,000 units)                      $      1.01          $      1.13
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

--------------------------------------------------------------------------------

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
--------------------------------------------------------------------------------

                                      SIX MONTHS          SIX MONTHS
                                        ENDED               ENDED
                                    June 30, 1997       June 30, 1996
                                    --------------      --------------

Trust corpus,
    beginning of period               $70,021,573        $ 82,695,754
Amortization of royalty
    interests                          (4,023,493)         (6,484,483)
Distributable income                    9,796,842          11,008,796
Distributions to unitholders           (9,955,053)        (11,112,882)
                                      -----------        ------------

Trust corpus, end
    of period                         $65,839,869        $ 76,107,185
                                      ===========        ============

Distributions per unit
    (9,700,000 units)                 $      1.03        $       1.15
                                      ===========        ============

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

    The Trust was formed to acquire and hold certain net profits interests (the "Royalty Interests") in proved natural gas properties located in the San Juan Basin of New Mexico and Colorado (the "Underlying Properties") formerly owned by WPC. The Trust was initially created effective as of December 1, 1992 with a $100 contribution by WPC. On January 21, 1993, the Royalty Interests were conveyed to the Trust by WPC pursuant to the Net Profits Conveyance (the "Conveyance") dated effective as of October 1, 1992 by and among WPC, Williams, the Trustee and the Delaware Trustee, in consideration for all the 9,700,000 authorized units of beneficial interest in the Trust ("Units"). WPC transferred its Units by dividend to its parent, Williams, which sold an aggregate of 5,980,000 Units to the public through various underwriters in January and February 1993 (the "Public Offering"). During the second quarter of 1995 Williams transferred its Units to Williams Holdings of Delaware, Inc. ("WHD"), a separate holding company for Williams' non regulated businesses. Substantially all of the production attributable to the Underlying Properties is from the Fruitland coal formation and constitutes "coal seam" gas that entitles the owners of such production, provided certain requirements are met, to tax credits for Federal income tax purposes pursuant to Section 29 of the Internal Revenue Code of 1986, as amended.

    On May 7, 1997, effective as of May 1, 1997, WPC transferred the Underlying Properties to an unaffiliated third party ("Buyer") pursuant to the terms of the Purchase and Sale Agreement dated as of May 1, 1997 (herein so called) between WPC and Buyer (the "Transaction"). Prior to the Transaction, WPC had owned the Underlying Properties, subject to and burdened by the Royalty Interests owned by the Trust, since the inception of the Trust. Neither the Trustee nor the Delaware Trustee has any control over or responsibility relating to the operation of the Underlying Properties. The Transaction was previously reported as a subsequent event by the Trust in its Form 10-Q for the quarter ended March 31, 1997, and thereafter described in more detail in the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 1997 (the "Transaction Form 8-K").

    Concurrently with the Transaction, WPC and Buyer entered into a Management Services Agreement dated May 1, 1997 (the "Management Services Agreement") whereby WPC agreed, among other things, to continue to manage and operate the Underlying Properties and to handle the receipt and payment of funds with respect thereto. Prior to the Transaction, WPC received all payments relating to the Underlying Properties and, pursuant to the Conveyance, paid to the Trust the portion thereof attributable to the Royalty Interests. Following the Transaction, under the Management Services Agreement, WPC continues to collect all revenues on behalf of Buyer and remains obligated to pay to the Trust on behalf of Buyer the amounts payable with respect to the Royalty Interests.

    Concurrently with the Transaction, WPC, Williams, the Trust and Buyer entered into an Agreement dated May 7, 1997 (the "Supplemental Agreement") pursuant to which (i) the parties acknowledged that WPC was selling the Underlying Properties to Buyer, but retaining all of its duties and obligations under the Trust Agreement, Conveyance and related documents (the "Trust Documents"), subject to the terms and conditions set forth in the Purchase and Sale Agreement and the agreements entered into pursuant to the Purchase and sale Agreement, (ii) Williams and WPC each confirmed and agreed that, notwithstanding the sale of the Underlying Properties to Buyer, Williams and WPC would continue to perform their respective obligations to the Trust pursuant to the Trust Documents, including without limitation the performance assurances of Williams set forth in the Conveyance, and (iii) Buyer acknowledged and agreed that it was purchasing the Underlying Properties burdened by the Royalty Interests owned by the Trust.

    As a result of these assurances and the Trustee's belief that the Transaction will have no adverse effect on Unitholders, the information and descriptions set forth herein give no effect to the Transaction. Consequently, with regard to ownership of the Underlying Properties, references herein to "WPC" with respect to those periods after the effective date of the Transaction are to Buyer. The Transaction Form 8-K should be consulted for further information on the Transaction.

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

5.    SUBSEQUENT EVENTS

    Subsequent to June 30, 1997, the Trust declared the following distribution:

           Quarterly
            Record             Payment         Distribution
             Date               Date             per Unit
           --------            -------         ------------

        August 14, 1997     August 29, 1997    $.472711


    The distribution per unit decreased from $.617428 in the second quarter of 1997 to $.472711 in the third quarter of 1997. The decrease in distributions was mainly the result of higher payments from the Farmout Properties received in the previous quarter. The Farmout Properties are paid at the Blanco Hub Spot Price.

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

6.  CONTINGENCIES

    Under the terms of the gas purchase contract entered into by WPC and WFS Gas Resources Company ("WFSGR"), an affiliate of WPC, as amended (the "Gas Purchase Contract"), additional revenues may be paid to the Trust to meet the minimum gas price provision of 97 percent of $1.75 per MMBtu (the "Minimum Purchase Price"). This additional revenue is subject to recoupment by the purchaser from future revenues received from production commencing January 1, 1994 when the applicable index price exceeds the Minimum Purchase Price as long as the Minimum Purchase Price commitment is in effect. The primary term of the Gas Purchase Contract runs to December 31, 1997 at which time WFSGR may elect to discontinue paying the Minimum Purchase Price by giving notice of its election to pay solely on an index price.

    During the second quarter of 1997, the applicable index price was below the Minimum Purchase Price in April and June but was above the Minimum Purchase Price in May. Pursuant to the terms of the Gas Purchase Contract, WPC established a price credit account. WPC estimates that, as of June 30, 1997, WFSGR had aggregate price credits in the price credit account of approximately $17.1 million of which the Trust's 81 percent interest was approximately $21.1 million. The applicable index price was above the Minimum Purchase Price in July 1997.

    On July 16, 1997, the U.S. Court of Appeals for the Tenth Circuit, issued an opinion reversing the U.S. District Court of Colorado in the Southern Ute litigation. It is unclear at this time what impact this will have on the Trust or any future distributions. Further discussion may be found in this 10Q under "Part II - Other Informaton," "Item 1. Legal Proceedings."

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

Item 2. Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

    On May 7, 1997, effective as of May 1, 1997, WPC transferred the Underlying Properties to an unaffiliated third party ("Buyer") pursuant to the terms of the Purchase and Sale Agreement dated as of May 1, 1997 (herein so called) between WPC and Buyer (the "Transaction"). Prior to the Transaction, WPC had owned the Underlying Properties, subject to and burdened by the Royalty Interests owned by the Trust, since the inception of the Trust. Neither the Trustee nor the Delaware Trustee has any control over or responsibility relating to the operation of the Underlying Properties. The Transaction was previously reported as a subsequent event by the Trust in its Form 10-Q for the quarter ended March 31, 1997, and thereafter described in more detail in the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 1997 (the "Transaction Form 8-K").

    Concurrently with the Transaction, WPC and Buyer entered into a Management Services Agreement dated May 1, 1997 (the "Management Services Agreement") whereby WPC agreed, among other things, to continue to manage and operate the Underlying Properties and to handle the receipt and payment of funds with respect thereto. Prior to the Transaction, WPC received all payments relating to the Underlying Properties and, pursuant to the Conveyance, paid to the Trust the portion thereof attributable to the Royalty Interests. Following the Transaction, under the Management Services Agreement, WPC continues to collect all revenues on behalf of Buyer and remains obligated to pay to the Trust on behalf of Buyer the amounts payable with respect to the Royalty Interests.

    Concurrently with the Transaction, WPC, Williams, the Trust and Buyer entered into an Agreement dated May 7, 1997 (the "Supplemental Agreement") pursuant to which (i) the parties acknowledged that WPC was selling the Underlying Properties to Buyer, but retaining all of its duties and obligations under the Trust Agreement, Conveyance and related documents (the "Trust Documents"), subject to the terms and conditions set forth in the Purchase and Sale Agreement and the agreements entered into pursuant to the Purchase and sale Agreement, (ii) Williams and WPC each confirmed and agreed that, notwithstanding the sale of the Underlying Properties to Buyer, Williams and WPC would continue to perform their respective obligations to the Trust pursuant to the Trust Documents, including without limitation the performance assurances of Williams set forth in the Conveyance, and (iii) Buyer acknowledged and agreed that it was purchasing the Underlying Properties burdened by the Royalty Interests owned by the Trust.

    As a result of these assurances and the Trustee's belief that the Transaction will have no adverse effect on Unitholders, the information and descriptions set forth herein give no effect to the Transaction. Consequently, with regard to ownership of the Underlying Properties, references herein to "WPC" with respect to those periods after the effective date of the Transaction are to Buyer. The Transaction Form 8-K should be consulted for further information on the Transaction.

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

Three Months and Six Months Ended June 30, 1997 Compared to Three Months and Six
--------------------------------------------------------------------------------
Months Ended June 30, 1996
--------------------------

     For the quarter ended June 30, 1997, royalty income received by the Trust amounted to $6,075,355 as compared to $4,817,991 received for the same quarter in 1996. The increase in royalty income is primarily due to substantial increases in proceeds from the Farmout Properties sales and to adjustments resulting from expansion of federal units within the Underlying Properties. Production related to the royalty income received by the Trust in the second quarter of 1997 was 4,732,191 MMBtu as compared to 6,397,520 MMBtu for the same quarter in 1996. Royalty income for the six months ended June 30, 1997 was $10,179,169 as compared to $11,347,034 for the same period in 1996. Adjustments in the federal units and overall production decline resulted in lower royalty income for the six months ended June 30, 1997. Interest income for the quarter ended June 30, 1997 was $23,698 compared to $16,868 for the same quarter in 1996. Interest income for the six months ended June 30, 1997 was $35,884 as compared to $40,848 for the same period in 1996. General and administrative expenses during the second quarter of 1997 amounted to $231,077 compared to $219,629 for the same quarter in 1996. General and administrative expenses for the six months ended June 30, 1997 were $418,211 as compared to $379,086 for the same period in 1996.

     Distributable income for the quarter ended June 30, 1997 was $5,867,979 or $.60 per Unit compared to $4,615,230 or $.48 per Unit for the second quarter of 1996. This increase was the result of a substantial increase in proceeds from the Farmout Properties and adjustments resulting from expansion of federal units within the Underlying Properties. A distribution of $.617428 per Unit was made on May 30, 1997 to Unitholders of record on May 15, 1997. Distributable income for the six months ended June 30, 1997 was $9,796,842 as compared to $11,008,796 for the same period in 1996.

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

     Royalty income received by the Trust in a given calendar quarter will generally reflect the sum of (i) proceeds from the sale of gas produced from the WI Properties during the preceding calendar quarter, plus (ii) cash received by WPC with respect to the Farmout Properties either (a) during the preceding calendar quarter or (b) if received in sufficient time to be paid to the Trust, in the month immediately following such calendar quarter. Accordingly, the royalty income included in distributable income for the quarter ended June 30, 1997 was based on production volumes and natural gas prices for the period January 1997 through March 1997, as shown in the table below. Due to delays associated with the receipt of income related to the Farmout Properties, the Trust's royalty income for the 1997 second quarter reflects estimated production volumes from the Farmout Properties for the months of December 1996 through February 1997, as shown in the table below. The production volumes included in the table below are for production attributable to the Underlying Properties, and not for production attributable to the Trust's Royalty Interests and are net of the amount of production attributable to WPC's royalty obligations to third parties, which is determined by contractual arrangement with such parties.

                                        Three Months          Three Months
                                           Ended                 Ended
                                       March 31, 1997        March 31, 1996
                                    -------------------      ---------------

Production (MMBtu) (1)
     WI Properties                     8,532,885  (2)        5,871,713  (4)
     Farmout Properties                2,057,051  (3)        2,482,138  (5)

Blanco Hub Spot Price
     ($/MMBtu)  (6)                        $2.47                 $1.28
Net Wellhead Price
     WI Properties ($/MMBtu) (6)           $1.09                 $1.13

-----------------------

(1)  Million British Thermal Units.
(2)  Includes prior period adjustments of 1,189,290 MMBtu.
(3)  Reflects estimated volumes for December 1996 through February 1997.
(4)  Includes prior period adjustments of 1,859,291 MMBtu.
(5)  Reflects actual volumes for December 1996 through February 1997.
(6)  Simple average of the months included in the period presented.

     Production from the WI Properties is generally sold pursuant to a gas purchase contract between WPC and WFS Gas Resources Company ("WFSGR") (as successor in interest to Williams Gas Marketing Company). The gas purchase contract provides certain protections for WFSGR in the form of price credits (for production purchased by WFSGR on or after January 1, 1994) and for Unitholders when the a $1.75 per MMBtu and provides certain benefits for WFSGR when the Blanco Hub Spot Price exceeds $2.00 per MMBtu. The gas purchase contract also provides that the price paid for gas by WFSGR is reduced by the amount of gathering, processing and certain other costs paid by WFSGR.

     During the second quarter of 1997, the Blanco Hub Spot Price was below $1.75 per MMBtu during April and June and above $1.75 per MMBtu in May. However, pursuant to the terms of the gas purchase contract, WFSGR continued to purchase gas produced from the WI Properties at the $1.70 minimum purchase price, less certain gathering, processing and delivery costs paid by WFSGR, established by the gas purchase contract; and WFSGR received a price credit from WPC for each MMBtu of natural gas so purchased by WFSGR equal to the difference between the $1.70 minimum purchase price and the applicable index price (which price is equal to 97 percent of the applicable Blanco Hub Spot Price). WPC estimates that, as of June 30, 1997, WFSGR had aggregate price credits of approximately $21.1 million of which the Trust's 81 percent interest was approximately $17.1 million. The Blanco Hub Spot Price was above $1.75 per MMBtu in July 1997.

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

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1.   Legal Proceedings

          The following discussion concerns a material development in a legal matter which may effect the Trust and which occurred subsequent to June 30, 1997.

     Southern Ute Litigation. As previously reported in the Public Offering Prospectus, each of the Trust's prior Annual Reports on Form 10-K as filed with the SEC, and most recently in the Trust's 1996 Annual Report on Form 10-K (the "1996 Annual Report") under "Item 2--The Royalty Interest--Title to Properties-- Southern Ute Litigation," WPC has been named as a defendant in a lawsuit brought by the Southern Ute Indian Tribe (the "Tribe") which, among other things, contests ownership rights in certain coal seam gas producing properties, including a portion of the Farmout Properties in which WPC owns a net profits interest. A portion of the revenues received by WPC with regard to the Farmout Properties is paid to the Trust as a component of the NPI. The following information is included herein for the purpose of updating the disclosure provided in the Annual Report as a result of the July 16, 1997 opinion rendered by the United States Court of Appeals for the Tenth Circuit (the "Court of Appeals") and should be read in conjunction with the discussion of the litigation provided in the 1996 Annual Report. Capitalized terms used and not otherwise defined in the following discussion are used with the meanings given to such terms in the 1996 Annual Report.

     On December 31, 1991, the Tribe filed a lawsuit in the United States District Court for the District of Colorado (the "District Court") against WPC, Amoco Production Company and other major gas producers and affected parties in the San Juan Basin area (collectively, the "Defendant Class") alleging that certain coal strata and constituents within that strata (including coal seam gas) were reserved by the United States, then granted to the Tribe for the Tribe's perpetual benefit and ownership. The Tribe alleges that coal seam gas from the coal strata is and has been wrongfully extracted by members of the Defendant Class. The Tribe is seeking a declaration that it owns a beneficial interest in the coal seam gas and that the extraction of such gas without Tribal consent is an unlawful trespass. In addition to a declaration of ownership of the gas, the Tribe is seeking compensation for the value of coal seam gas heretofore extracted and certain other remedies.

     The pending litigation involves approximately 1,745 gross acres comprising a portion of the Farmout Properties. Two Tribe leases covering approximately 3,600 gross acres included in the Farmout Properties are not covered by the pending litigation, but could be the subject of future litigation.

     WPC, together with the other members of the Defendant Class, is vigorously defending the lawsuit. On September 13, 1994, the District Court issued a memorandum opinion and order in the litigation granting the motion for summary judgment filed by the Defendant Class on the question of ownership of the coal seam gas. The District Court ruled that the U.S. Congress did not reserve the coal seam gas in the Coal Lands Acts of 1909 and 1910, and denied the Tribe's claim of equitable ownership of the coal seam gas. The Tribe appealed the order to the Court of Appeals which issued a July 16, 1997 opinion reversing the District Court and holding that coal seam gas was "an integral component of coal" and had therefore been vested in the Tribe as owners of the coal resource. The Court of Appeals remanded the matter to the District Court for further proceedings consistent with its decision. Amoco Production Company, the class representative for the Defendant Class, has indicated its intent to seek review of the Court of Appeals' decision. In the event further review is denied, the District Court will be in the position to adjudicate the Defendant Class' affirmative defenses to the Tribe's claims.

     WPC has agreed to indemnify the Trust from and against any loss, charge or liability as may arise in respect of the Underlying Properties or the Royalty Interests, in connection with the defense of such lawsuit and all legal costs the Trust might incur if the Trust is named as a defendant in such litigation. WPC's indemnity with respect to the Farmout Properties is limited to its retained interest share of any settlement costs that may reduce the revenue stream it receives from its 35 percent net profits interest in the Farmout Properties. With respect to this litigation, in the event of a settlement or issuance of a final non-appealable court decision either of which results in a determination that WPC has no right to produce or receive proceeds from coal seam gas from the properties in question, WPC agreed, pursuant to a provision of the Conveyance, to pay to the Trust, in addition to the indemnification described above, for distribution to then current Unitholders as a return of a portion of the original purchase price paid for the Units in the Public Offering, an amount equal to (a) the product of (i) $1.47 per Mcf times (ii) the estimated reserves in the October 1, 1992 Reserve Report attributable to the interest of the Trust in the Farmout Properties subject to such dispute, less
(b) the aggregate cash distributions paid by the Trust prior to the date of such determination and less (c) the tax benefits, if any, available to the Unitholders and attributable to the portion of the interest of the Trust in the Farmout Properties so purchased. The Trustee has been informed by Williams, however, that the aggregate cash distributions and tax benefits attributable to such interests heretofore received by the Trust already exceed the calculated amount under (a) of the preceding sentence. Consequently, Unitholders should not expect to receive any such distribution on account of the above described provisions of the Conveyance regardless of the resolution of this litigation.
In the event that the eventual result of this litigation is a loss or diminution of WPC's interest in the Farmout Properties in question, future distributions to the Trust may decrease correspondingly.

     The Trustee makes no prediction as to ultimate resolution of this litigation or as to the likely effect, if any, that such resolution may have upon the Trust or its Unitholders.


Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibit No.         Description
          -----------         -----------

             27               Financial Data Schedule

     (b) Current Report on Form 8-K as filed with the Securities and Exchange Commission June 23, 1997 regarding the transfer of the Underlying Properties by Williams Production Company to an unaffiliated third party effective as of May 1, 1997.

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


Date:  August 14, 1997