Form 10-Q/A
period 1997-06-30
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 1997-09-18
CIK 895007

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  Form 10-Q/A

                                Amendment No. 1

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
                               NationsBank Plaza
                                901 Main Street
                                  Suite 1700
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

     Number of units of beneficial interest outstanding at July 31, 1997:
9,700,000.

     The Williams Coal Seam Gas Royalty Trust's Form 10-Q for the quarter ended June 30, 1997 is amended to replace the text of "Item 1. -- Legal Proceedings" to read in its entirety as follows:

Item 1.   Legal Proceedings

          The following discussion concerns a material development in a legal matter which may effect the Trust and which occurred subsequent to June 30, 1997.

     Southern Ute Litigation. As previously reported in the Public Offering Prospectus, each of the Trust's prior Annual Reports on Form 10-K as filed with the SEC, and most recently in the Trust's 1996 Annual Report on Form 10-K (the "1996 Annual Report") under "Item 2--The Royalty Interest--Title to Properties-- Southern Ute Litigation," WPC has been named as a defendant in a lawsuit brought by the Southern Ute Indian Tribe (the "Tribe") which, among other things, contests ownership rights in certain coal seam gas producing properties, including a portion of the Farmout Properties in which WPC owns a net profits interest. A portion of the revenues received by WPC with regard to the Farmout Properties is paid to the Trust as a component of the NPI. The following information is included herein for the purpose of updating the disclosure provided in the 1996 Annual Report as a result of the July 16, 1997 opinion rendered by the United States Court of Appeals for the Tenth Circuit (the "Court of Appeals") and should be read in conjunction with the discussion of the litigation provided in the 1996 Annual Report. Capitalized terms used and not otherwise defined in the following discussion are used with the meanings given to such terms in the 1996 Annual Report.

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

     The Trustee previously reported that it had been informed by Williams that the aggregate cash distributions and tax benefits attributable to such interests heretofore received by the Trust already exceed the calculated amount under (a) of the formula in the preceding paragraph, and consequently, that no amounts would be payable to the Trust under the purchase price adjustment provision described above. By letter dated September 3, 1997, Williams informed the Trustee that a mistake had been made in connection with the calculation under this formula and therefore the information previously provided to the Trustee was erroneous. Williams has advised the Trustee that, based on revenues and tax credits through June 30, 1997, approximately $1.4 million remains payable to the Trust pursuant to the above formula in the event of a final disposition of this matter adverse to WPC's title claims.

     However, the amount of this potential payment by WPC to the Trust continues to decline according to the aforementioned formula as cash distributions and tax benefits attributable to the Farmout Properties in question are received by the Trust. Consequently, Unitholders may eventually expect to receive, if anything, substantially less than the $1.4 million payable by WPC as of June 30, 1997 regardless of the resolution of this litigation. In the event that the eventual result of this litigation is a loss or diminution of WPC's interest in the Farmout Properties in question, future distributions to the Trust may decrease correspondingly.

     The Trustee makes no prediction as to the ultimate resolution of this litigation or as to the likely effect, if any, that such resolution may have upon the Trust or its Unitholders.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         WILLIAMS COAL SEAM GAS ROYALTY TRUST

                         By: NATIONSBANK OF TEXAS, N.A., Trustee



                         By: /s/ Ron Hooper
                            ------------------------------------------
                            Ron Hooper
                            Vice President and Administrator


              (The Trust has no directors or executive officers.)


Date:  September 18, 1997