Form 10-Q
period 1997-09-30
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 1997-11-14
CIK 895007

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

             [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934
               For the quarterly period ended September 30, 1997
                                              ------------------

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

     Number of units of beneficial interest outstanding at October 31, 1997:
9,700,000.

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1.   Financial Statements.

     The financial statements included herein have been prepared by NationsBank of Texas, N.A., as Trustee (the "Trustee") of Williams Coal Seam Gas Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Trust's Annual Report on Form 10-K for the year ended December 31, 1996. The December 31, 1996 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 1997, the distributable income for the three-month and nine-month periods ended September 30, 1997 and 1996, and the changes in trust corpus for the nine-month periods ended September 30, 1997 and 1996, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

     The financial statements as of September 30, 1997 and for the three-month and nine-month periods ended September 30, 1997 and 1996 included herein have been reviewed by Ernst & Young LLP, independent public accountants, as stated in their report appearing herein.

                    Independent Accountants' Review Report

NationsBank of Texas, N.A.,
     as Trustee of Williams Coal Seam Gas Royalty Trust

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of September 30, 1997, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 1997 and 1996 and the statements of changes in trust corpus for the nine month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Trustee.

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



Tulsa, Oklahoma
November 7, 1997

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(UNAUDITED)

--------------------------------------------------------------------------------


                                 September 30,  December 31,
            ASSETS                   1997           1996
-------------------------------  -------------  ------------

Current Assets -
    cash and cash equivalents      $    63,316   $   165,290
Royalty interests in oil
    and gas properties
    (less accumulated
    amortization of
    $75,113,367 at
    September 30, 1997
    and $68,569,217 at
    December 30, 1996)              63,453,296    69,997,446
                                   -----------   -----------

TOTAL ASSETS                       $63,516,612   $70,162,736
                                   ===========   ===========


LIABILITIES AND TRUST CORPUS
-------------------------------

Current Liabilities -
    trust expenses payable         $   130,772   $   141,163

Trust corpus -
    9,700,000 units of
    beneficial interest
    authorized and
    outstanding                     63,385,840    70,021,573
                                   -----------   -----------

TOTAL LIABILITIES
    AND TRUST CORPUS               $63,516,612   $70,162,736
                                   ===========   ===========


The accompanying notes are an integral part of these financial statements. See accountants' review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

--------------------------------------------------------------------------------



                                 THREE MONTHS         THREE MONTHS
                                     ENDED                ENDED
                              September 30, 1997   September 30, 1996
                              -------------------  -------------------

Royalty income                        $4,707,784           $5,654,462
Interest income                           17,520               18,829
                                      ----------           ----------
                                       4,725,304            5,673,291

General and administrative
    expenses                             (73,372)            (113,519)
                                      ----------           ----------
Distributable income                  $4,651,932           $5,559,772
                                      ==========           ==========

Distributable income
    per unit
    (9,700,000 units)                 $      .48           $      .57
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

--------------------------------------------------------------------------------

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

--------------------------------------------------------------------------------



                                  NINE MONTHS          NINE MONTHS
                                     ENDED                ENDED
                              September 30, 1997   September 30, 1996
                              -------------------  -------------------

Royalty income                       $14,886,953          $17,001,496
Interest income                           53,405               59,678
                                     -----------          -----------
                                      14,940,358           17,061,174

General and administrative
    expenses                            (491,583)            (492,606)
                                     -----------          -----------
Distributable income                 $14,448,775          $16,568,568
                                     ===========          ===========

Distributable income
    per unit
    (9,700,000 units)                $      1.49          $      1.71
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


--------------------------------------------------------------------------------

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

--------------------------------------------------------------------------------


                                   NINE MONTHS          NINE MONTHS
                                      ENDED                ENDED
                                September 30, 1997   September 30, 1996
                                -------------------  -------------------

Trust corpus,                         $ 70,021,573         $ 82,695,754
    beginning of period
Amortization of royalty
    interests                           (6,544,150)         (10,101,803)
Distributable income                    14,448,775           16,568,568
Distributions to unitholders           (14,540,358)         (16,586,174)
                                      ------------         ------------

Trust corpus, end
    of period                         $ 63,385,840         $ 72,576,346
                                      ============         ============

Distributions per unit
    (9,700,000 units)                 $       1.50         $       1.71
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

    On May 7, 1997, effective as of May 1, 1997, WPC transferred the Underlying Properties to an unaffiliated third party ("Buyer") pursuant to the terms of the Purchase and Sale Agreement dated as of May 1, 1997 (herein so called) between WPC and Buyer (the "Transaction"). Prior to the Transaction, WPC had owned the Underlying Properties, subject to and burdened by the Royalty Interests owned by the Trust, since the inception of the Trust. Neither the Trustee nor the Delaware Trustee has any control over or responsibility relating to the operation of the Underlying Properties. The Transaction was previously reported in its Form 10-Q for the quarter ended March 31, 1997, and thereafter described in more detail in the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 1997 (the "Transaction Form 8-K").

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

5.    SUBSEQUENT EVENTS

    Subsequent to September 30, 1997, the Trust declared the following distribution:

         Quarterly
          Record               Payment    Distribution
           Date                 Date        per Unit
         ---------             -------    ------------

        November 14          November 29    $.430231

    The distribution per unit decreased from $.472711 for the third quarter of 1997 to $.430231 for the fourth quarter of 1997. The distribution decrease was primarily due to an increase in expenses related to royalties and taxes as well as a slight decrease in payments from the Farmout Properties.

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

    During the third quarter of 1997, the applicable index price was above the Minimum Purchase Price resulting in recoupments against the price credit account established pursuant to the terms of the Gas Purchase Contract. WPC estimates that, as of September 30, 1997, WFSGR had aggregate price credits in the price credit account of approximately $18.8 million of which the Trust's 81 percent interest was approximately $15.2 million. The applicable index price was above the Minimum Purchase Price in October 1997.

    The entitlement of WFSGR to recoup the price credits means that if and when the applicable Blanco Hub Spot Price rises above $1.75 per MMBtu, future royalty income paid to the Trust would be reduced until such time as such price credits have been fully recouped. Corresponding cash distributions to Unitholders would also be reduced.

     Southern Ute Litigation. As previously reported in the Public Offering Prospectus, each of the Trust's prior Annual Reports on Form 10-K as filed with the SEC, including the Trust's 1996 Annual Report on Form 10-K (the "1996 Annual Report") under "Item 2--The Royalty Interest--Title to Properties--Southern Ute Litigation," and most recently in Amendment No. 1 to the Trust's Quarterly Report on Form 10-Q for the second quarter of 1997 as filed with the Securities and Exchange Commission on September 18, 1997, WPC is a named defendant in a lawsuit (the "Southern Ute Litigation") brought by the Southern Ute Indian Tribe (the "Tribe") which, among other things, contests ownership rights in certain coal seam gas producing properties, including a portion of the Farmout Properties in which WPC owns a net profits interest. A portion of the revenues received by WPC with regard to the Farmout Properties is paid to the Trust as a component of the NPI. The following information is included herein to update the Trust's previously reported disclosures regarding the Southern Ute Litigation and should be read in conjunction with the discussion of the litigation provided in the 1996 Annual Report. Capitalized terms used and not otherwise defined in the following discussion are used with the meanings given to such terms in the 1996 Annual Report.

     Amoco, on behalf of itself, WPC and the other members of the Defendant Class, is vigorously defending the lawsuit. On September 13, 1994, the District Court issued a memorandum opinion and order in the litigation granting the motion for summary judgment filed by the Defendant Class on the question of ownership of the coal seam gas. The District Court ruled that the U.S. Congress did not reserve the coal seam gas in the Coal Lands Acts of 1909 and 1910, and denied the Tribe's claim of equitable ownership of the coal seam gas. The Tribe appealed the order to the United States Court of Appeals for the Tenth Circuit (the "Court of Appeals"), which issued an opinion dated July 16, 1997 reversing the District Court and holding that coal seam gas was "an integral component of coal" and had therefore been vested in the Tribe as owners of the coal resource. The Court of Appeals remanded the matter to the District Court for further proceedings consistent with its decision. Amoco, the class representative for the Defendant Class, has indicated its intent to seek review of the Court of Appeals' decision. In the event further review is denied, the District Court will be in the position to adjudicate the Defendant Class' affirmative defenses to the Tribe's claims.

     WPC has agreed to indemnify the Trust from and against any loss, charge or liability as may arise in respect of the Underlying Properties or the Royalty Interests, in connection with the defense of such lawsuit and all legal costs the Trust might incur if the Trust is named as a defendant in such litigation. The Trust has not been named a defendant at the present time. WPC's indemnity with respect to the Farmout Properties, should the Trust be named as a party, is limited to its retained interest share of any settlement or judgment costs that may reduce the revenue stream it receives from its 35 percent net profits interest in the Farmout Properties. In the event of a settlement or issuance of a final non-appealable court decision in the Southern Ute Litigation, either of which results in a determination that WPC has no right to produce or receive proceeds from coal seam gas from the properties in question, WPC agreed, pursuant to a provision of the Conveyance, to pay to the Trust, in addition to the indemnification described above, for distribution to then current Unitholders as a return of a portion of the original purchase price paid for the Units in the Public Offering, an amount equal to (a) the product of (i) $1.47 per Mcf times (ii) the proved reserves estimated in the October 1, 1992 Reserve Report for the Royalty Interests that are affected by such settlement or decision, less (b) the cash distributions paid by the Trust and tax benefits, if any, available to the Unitholders, in each case attributable to the portion of the Farmout Properties affected by such settlement or decision prior to the effective date of such settlement or decision.

     WPC has advised the Trustee that, according to its calculations, approximately $852,000 remained available as of September 30, 1997 for reimbursement of the Trust pursuant to the above formula in the event of such a settlement or issuance of a final non-appealable court decision. Because the amount available for reimbursement declines under such formula as cash distributions are paid by the Trust and tax benefits, if any, are available to Unitholders prior to the effective date of such a settlement or decision, and because the effective date of any such settlement or decision is uncertain, Unitholders may receive substantially less than $852,000 or nothing upon the final resolution of such litigation. If the final resolution of the litigation reflects a loss of title of WPC's interest in the portion of the Farmout Properties subject to such litigation, the amount of NPI Net Proceeds thereafter payable to the Trust for distribution to Unitholders would decrease correspondingly.

     The Trustee makes no prediction as to the ultimate resolution of this litigation or as to the likely effect, if any, that such resolution may have upon the Trust or its Unitholders.

7.  POSSIBLE NPI PERCENTAGE CHANGE

    The NPI generally entitles the Trust to receive 81 percent of the NPI Net Proceeds. However, at the point that cumulative production since October 1, 1992 from the Underlying Properties exceeds 178.5 Bcf of gas and the "internal rate of return" of the "Aftertax Cash Flow per Trust Unit" (as such terms are defined in the Conveyance) is equal to or greater than 12 percent but not more than 14 percent, the percentage of NPI Net Proceeds payable to the Trust in respect of the NPI would be reduced to 60 percent. If such level of production is exceeded and such internal rate of return of the Aftertax Cash Flow per Trust Unit exceeds 14 percent, the percentage of NPI Net Proceeds payable in respect of the NPI would be reduced to 40 percent. WPC has advised the Trustee that the cumulative production from the Underlying Properties to date has been approximately 140 Bcf.

Item 2. Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

     Southern Ute Litigation Update. For a discussion of recent developments regarding the Southern Ute Indian Tribe litigation involving the Trust, see Part II, Item 1, "Legal Proceedings" of this Form 10-Q, which discussion is incorporated herein by reference.

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

Three Months and Nine Months Ended September 30, 1997 Compared to Three Months
------------------------------------------------------------------------------
and Nine Months Ended September 30, 1996
----------------------------------------

     For the quarter ended September 30, 1997, royalty income received by the Trust amounted to $4,707,784 as compared to $5,654,462 received for the same quarter in 1996. For the nine months ended September 30, 1997, royalty income received by the Trust amounted to $14,886,953 as compared to $17,001,496 received for the same period in 1996. The decrease in royalty income is primarily due to adjustments resulting from expansion of federal units within the Underlying Properties. Expansions of federal unit acreage can either increase or decrease the Trust's ownership of particular wells resulting in potential adjustments of production for prior periods and associated distributions to unitholders can either increase or decrease. Federal unit acreage expansions are determined by the commercial value of the property as valued by the operator and approved by the U.S. Bureau of Land Management (BLM). Williams Production Company does not operate any wells in these federal acreage units. Production related to the royalty income received by the Trust in the third quarter of 1997 was 5,863,427 MMBtu as compared to 8,335,017 MMBtu for the same quarter in 1996. Interest income for the quarter ended September 30, 1997 was $17,520 compared to $18,829 for the same quarter in 1996. Interest income for the nine months ended September 30, 1997 was $53,405 compared to $59,678 for the same period in 1996. This decrease was primarily due to a decrease in the amount of funds available for investment. General and administrative expenses during the third quarter of 1997 amounted to $73,372 compared to $113,519 for the same quarter in 1996. This decrease was primarily due to timing of payments of printing costs in the third quarter of 1996. General and administrative expenses during the nine months ended September 30, 1997 amounted to $491,583 compared to $492,606 for the same period in 1996.

     Distributable income for the quarter ended September 30, 1997 was $4,651,932 or $.48 per Unit compared to $5,559,772 or $.57 per Unit for the third quarter of 1996. This decrease was the result of adjustments resulting from expansion of federal units within the Underlying Properties. Distributable income for the nine months ended September 30, 1997 was $14,448,775 or $1.49 per Unit compared to $16,568,568 or $1.71 per Unit for the same period in 1996. A distribution of $.472711 per Unit was made on August 28, 1997 to Unitholders of record on August 14, 1997.

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

     Royalty income received by the Trust in a given calendar quarter will generally reflect the sum of (i) proceeds from the sale of gas produced from the WI Properties during the preceding calendar quarter, plus (ii) cash received by WPC with respect to the Farmout Properties either (a) during the preceding calendar quarter or (b) if received in sufficient time to be paid to the Trust, in the month immediately following such calendar quarter. Accordingly, the royalty income included in distributable income for the quarter ended September 30, 1997 was based on production volumes and natural gas prices for the period April through June 1997, as shown in the table below. Due to delays associated with the receipt of income related to the Farmout Properties, the Trust's royalty income for the 1997 third quarter reflects estimated production volumes from the Farmout Properties for the months of March 1997 through May 1997, as shown in the table below. The production volumes included in the table below are for production attributable to the Underlying Properties, and not for production attributable to the Trust's Royalty Interests and are net of the amount of production attributable to WPC's royalty obligations to third parties, which is determined by contractual arrangement with such parties.

                                  Three Months        Three Months
                                     Ended               Ended
                                  June 30, 1997       June 30, 1996
                                  -------------       -------------

Production (MMBtu) (1)
   WI Properties                  4,139,141 (2)       6,291,977 (4)
   Farmout Properties             1,642,399 (3)       2,043,040 (5)

Blanco Hub Spot Price
   ($/MMBtu)  (6)                        $1.83               $1.14
Net Wellhead Price
   WI Properties ($/MMBtu) (6)           $1.01               $1.10

_______________________
(1)  Million British Thermal Units.
(2)  Includes prior period adjustments of (504,768) MMBtu.
(3)  Reflects estimated volumes for March 1997 through May 1997.
(4)  Includes prior period adjustments of 96,820 MMBtu.
(5)  Reflects March 1996 through May 1996.
(6) Simple average of estimates for the months included in the period presented.

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

     The Blanco Hub Spot Price was above $1.75 per MMBtu during each month in the third quarter of 1997. However, pursuant to the terms of the gas purchase contract, WFSGR continued to purchase gas produced from the WI Properties at the $1.70 minimum purchase price, less certain gathering, processing and delivery costs paid by WFSGR, established by the gas purchase contract; and WFSGR received a price credit from WPC for each MMBtu of natural gas so purchased by WFSGR equal to the difference between the $1.70 minimum purchase price and the applicable index price (which price is equal to 97 percent of the applicable Blanco Hub Spot Price). WPC estimates that, as of September 30, 1997, WFSGR had aggregate price credits of approximately $18.8 million of which the Trust's 81 percent interest was approximately $15.2 million. The Blanco Hub Spot Price was also above $1.75 per MMBtu in October 1997.

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

     This report on Form 10-Q includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements contained in this "Trustee's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Trust's financial position and industry conditions, are forward-looking statements. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1.   Legal Proceedings

     Southern Ute Litigation. As previously reported in the Public Offering Prospectus, each of the Trust's prior Annual Reports on Form 10-K as filed with the SEC, including the Trust's 1996 Annual Report on Form 10-K (the "1996 Annual Report") under "Item 2--The Royalty Interest--Title to Properties--Southern Ute Litigation," and most recently in Amendment No. 1 to the Trust's Quarterly Report on Form 10-Q for the second quarter of 1997 as filed with the Securities and Exchange Commission on September 18, 1997, WPC is a named defendant in a lawsuit (the "Southern Ute Litigation") brought by the Southern Ute Indian Tribe (the "Tribe") which, among other things, contests ownership rights in certain coal seam gas producing properties, including a portion of the Farmout Properties in which WPC owns a net profits interest. A portion of the revenues received by WPC with regard to the Farmout Properties is paid to the Trust as a component of the NPI. The following information is included herein to update the Trust's previously reported disclosures regarding the Southern Ute Litigation and should be read in conjunction with the discussion of the litigation provided in the 1996 Annual Report. Capitalized terms used and not otherwise defined in the following discussion are used with the meanings given to such terms in the 1996 Annual Report.

     On December 31, 1991, the Tribe initiated the Southern Ute Litigation in the United States District Court for the District of Colorado (the "District Court") against WPC, Amoco Production Company ("Amoco") and other major gas producers and affected parties in the San Juan Basin area (collectively, the "Defendant Class") alleging that certain coal strata and constituents within that strata (including coal seam gas) were reserved by the United States, then granted to the Tribe for the Tribe's perpetual benefit and ownership. The Tribe alleges that coal seam gas from the coal strata is and has been wrongfully extracted by members of the Defendant Class. The Tribe is seeking a declaration that it owns a beneficial interest in the coal seam gas and that the extraction of such gas without Tribal consent is an unlawful trespass. In addition to a declaration of ownership of the gas, the Tribe is seeking compensation for the value of coal seam gas heretofore extracted and certain other remedies.

     The Southern Ute Litigation involves approximately 1,745 gross acres comprising a portion of the Farmout Properties. Two Tribe leases covering approximately 3,600 gross acres included in the Farmout Properties are not covered by the pending litigation, but could be the subject of future litigation.

     Amoco, on behalf of itself, WPC and the other members of the Defendant Class, is vigorously defending the lawsuit. On September 13, 1994, the District Court issued a memorandum opinion and order in the litigation granting the motion for summary judgment filed by the Defendant Class on the question of ownership of the coal seam gas. The District Court ruled that the U.S. Congress did not reserve the coal seam gas in the Coal Lands Acts of 1909 and 1910, and denied the Tribe's claim of equitable ownership of the coal seam gas. The Tribe appealed the order to the United States Court of Appeals for the Tenth Circuit (the "Court of Appeals"), which issued an opinion dated July 16, 1997 reversing the District Court and holding that coal seam gas was "an integral component of coal" and had therefore been vested in the Tribe as owners of the coal resource. The Court of Appeals remanded the matter to the District Court for further proceedings consistent with its decision. Amoco, the class representative for the Defendant Class, has indicated its intent to seek review of the Court of Appeals' decision. In the event further review is denied, the District Court will be in the position to adjudicate the Defendant Class' affirmative defenses to the Tribe's claims.

     WPC has agreed to indemnify the Trust from and against any loss, charge or liability as may arise in respect of the Underlying Properties or the Royalty Interests, in connection with the defense of such lawsuit and all legal costs the Trust might incur if the Trust is named as a defendant in such litigation. The Trust has not been named a defendant at the present time. WPC's indemnity with respect to the Farmout Properties, should the Trust be named as a party, is limited to its retained interest share of any settlement or judgment costs that may reduce the revenue stream it receives from its 35 percent net profits interest in the Farmout Properties. In the event of a settlement or issuance of a final non-appealable court decision in the Southern Ute Litigation, either of which results in a determination that WPC has no right to produce or receive proceeds from coal seam gas from the properties in question, WPC agreed, pursuant to a provision of the Conveyance, to pay to the Trust, in addition to the indemnification described above, for distribution to then current Unitholders as a return of a portion of the original purchase price paid for the Units in the Public Offering, an amount equal to (a) the product of (i) $1.47 per Mcf times (ii) the proved reserves estimated in the October 1, 1992 Reserve Report for the Royalty Interests that are affected by such settlement or decision, less (b) the cash distributions paid by the Trust and tax benefits, if any, available to the Unitholders, in each case attributable to the portion of the Farmout Properties affected by such settlement or decision prior to the effective date of such settlement or decision.

     WPC has advised the Trustee that, according to its calculations, approximately $852,000 remained available as of September 30, 1997 for reimbursement of the Trust pursuant to the above formula in the event of such a settlement or issuance of a final non-appealable court decision. Because the amount available for reimbursement declines under such formula as cash distributions are paid by the Trust and tax benefits, if any, are available to Unitholders prior to the effective date of such a settlement or decision, and because the effective date of any such settlement or decision is uncertain, Unitholders may receive substantially less than $852,000 or nothing upon the final resolution of such litigation. If the final resolution of the litigation reflects a loss of title of WPC's interest in the portion of the Farmout Properties subject to such litigation, the amount of NPI Net Proceeds thereafter payable to the Trust for distribution to Unitholders would decrease correspondingly.

     Amoco has advised WPC that, in light of the opinion of the Court of Appeals, it is suspending payment of amounts attributable to the portion of the Farmout Properties affected by the litigation from the revenues otherwise payable by Amoco to WPC upon its 35 percent net profits interest in the Farmout Properties. To the extent any such amounts are so suspended, the current revenues of the Trust will be reduced correspondingly. According to WPC's calculations, revenues attributable to the Farmout Properties affected by the litigation have constituted between approximately 3.3 percent and 20 percent of the Trust's quarterly royalty income, averaging approximately 7.8 percent of the Trust's quarterly royalty income. Whether any amounts so suspended are thereafter released and paid to WPC (and the applicable portion thereof ultimately paid to the Trust), and the timing of any such release, will depend upon the outcome of the Southern Ute Litigation and cannot be predicted at this time.

     To the extent that any such payments of revenue are so suspended by Amoco, Unitholders will not be required currently to take into income such revenues, nor will they be entitled to claim depletion on such production or Section 29 tax credits attributable thereto. If and when any amounts so suspended by Amoco are released and payment thereof received by the Trust, Unitholders on the record date for such payment will then be required to report all of the income attributable to the previously suspended amounts paid and will then be entitled to claim the Section 29 tax credits thereon, subject to the requirement that each such Unitholder be an owner of such Units during the period that such production was actually produced and sold. Each Unitholder should consult his tax advisor regarding tax compliance matters relating to these circumstances.

     The Trustee makes no prediction as to the ultimate resolution of this litigation or as to the likely effect, if any, that such resolution may have upon the Trust or its Unitholders.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibit No.                    Description
          -----------                    -----------

               27             Financial Data Schedule

     (b) No reports on Form 8-K were filed during the quarter for which the report is filed.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         WILLIAMS COAL SEAM GAS ROYALTY TRUST

                         By:  NATIONSBANK OF TEXAS, N.A., Trustee



                              By:  /s/ Ron Hooper
                                   ---------------------------------------------
                                    Ron Hooper
                                    Vice President and Administrator


              (The Trust has no directors or executive officers.)


Date:  November 14, 1997