Form 10-K405
period 1997-12-31
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 1998-03-31
CIK 895007

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ---------------------

                                   FORM 10-K
(MARK ONE)
     [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

     [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER: 1-11608
                             ---------------------
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

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                              NAME OF EXCHANGE
                TITLE OF CLASS                              ON WHICH REGISTERED
                --------------                              -------------------
         Units of Beneficial Interest                  New York Stock Exchange, Inc.

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [X]

     At March 13, 1998, there were 9,700,000 units of beneficial interest outstanding and the aggregate market value of such units (based on the closing sale price on the New York Stock Exchange) held by non-affiliates of the registrant was approximately $142,469,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:

                                     NONE.
================================================================================

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
                                     PART I
ITEM 1.   Business....................................................    1
          Glossary....................................................    1
          Description of the Trust....................................    5
          Creation and Organization of the Trust......................    5
          Assets of the Trust.........................................    5
          Liabilities of the Trust....................................    6
          Duties and Limited Powers of the Trustee....................    6
          Liabilities of the Delaware Trustee and the Trustee.........    7
          Termination and Liquidation of the Trust....................    7
          Description of Units........................................    8
          Distributions and Income Computations.......................    8
          Transfer of Royalty Interests...............................    9
          Possible Divestiture of Units...............................    9
          Periodic Reports to Unitholders.............................    10
          Voting Rights of Unitholders................................    10
          Liability of Unitholders....................................    11
          Transfer Agent..............................................    11
          Federal Income Taxation.....................................    11
          Summary of Certain Federal Income Tax Consequences..........    12
          ERISA Considerations........................................    16
          State Tax Considerations....................................    16
          Regulation and Prices.......................................    16
          Regulation of Natural Gas...................................    16
          Environmental Regulation....................................    17
          Competition, Markets and Prices.............................    18
ITEM 2.   Properties..................................................    19
          The Royalty Interests.......................................    19
          The Underlying Properties...................................    20
          The NPI.....................................................    23
          Reserve Report..............................................    24
          Historical Gas Sales Prices and Production..................    25
          Purchase Price Adjustments..................................    25
          NPI Percentage Changes......................................    26
          Gas Purchase Contract.......................................    26
          Gas Gathering Contract......................................    29
          Federal and Indian Lands....................................    30
          Sale and Abandonment of Underlying Properties...............    31
          The Infill NPI..............................................    31
          Williams' Performance Assurances............................    31
          Title to Properties.........................................    32
          Methane Contamination Litigation............................    35
ITEM 3.   Legal Proceedings...........................................    36
ITEM 4.   Submission of Matters to a Vote of Security Holders.........    36

                                    PART II
ITEM 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................    36
ITEM 6.   Selected Financial Data.....................................    36

                                                                          PAGE
                                                                          ----
ITEM 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................    36
            Year 2000 Issue...........................................    38
ITEM 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................    38
ITEM 8.   Financial Statements and Supplementary Data.................    38
ITEM 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure..................................    49

                                    PART III
ITEM 10.  Directors and Executive Officers of the Registrant..........    49
ITEM 11.  Executive Compensation......................................    49
ITEM 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................    49
          Williams' Ownership of Units................................    50
ITEM 13.  Certain Relationships and Related Transactions..............    50
          Administrative Services Agreement...........................    50
          Potential Conflicts of Interest.............................    50

                                    PART IV
ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................    51

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

     "Buyer" means Quattro Finale LLC, a Delaware limited liability company, which purchased the Underlying Properties from WPC in a transaction effective May 1, 1997.

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

     "December 31, 1997 Reserve Report" means the Reserve Report, dated March 5, 1998, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of December 31, 1997, prepared by Miller and Lents, Ltd., independent petroleum engineers, a copy of which is filed as an exhibit to this Form 10-K.

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

     "Gas Purchase Contract" means the Gas Purchase Agreement, dated October 1, 1992, as amended, between WFS Gas Resources (as successor in interest to WGM) and WPC, a copy of which is filed as an exhibit to this Form 10-K.

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

     "Price Credit" means the credit received by WFS Gas Resources from WPC for each MMBtu of natural gas purchased by WFS Gas Resources when the Index Price is less than the Minimum Purchase Price on or after January 1, 1994, equal to the difference between the Minimum Purchase Price and the Index Price.

     "Price Credit Account" means the account established by WPC containing the accrued and unrecouped amount of any Price Credits.

     "Price Differential" means 50 percent of the excess of the Index Price over $1.94 per MMBtu.

     "Prior Reserve Reports" means, collectively, the December 31, 1993 Reserve Report, December 31, 1994 Reserve Report, December 31, 1995 Reserve Report and December 31, 1996 Reserve Report.

     "Public Offering" has the meaning assigned to such term herein under "Item 1 -- Description of the Trust -- Creation and Organization of the Trust."

     "Public Offering Prospectus" has the meaning assigned to such term herein defined under "Item 1 -- Federal Income Taxation."

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

     "WFS" means Williams Field Services Company, a wholly-owned subsidiary of Williams Energy Group (a wholly-owned subsidiary of Williams).

     "WFS Gas Resources" means WFS Gas Resources Company, a Delaware corporation and a wholly-owned subsidiary of WPC and Williams.

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

                              DESCRIPTION OF UNITS

     Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 13, 1998, there were 9,700,000 Units outstanding. The Trust may not issue additional Units.

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

TRANSFER OF ROYALTY INTERESTS

     WPC is required to pay to the Trust, as a purchase price adjustment, certain amounts in the event WPC is prohibited from producing or receiving proceeds from coal seam gas from certain Underlying Properties because of Southern Ute Indian claims. In such event, the affected Royalty Interests will be released by the Trust or reconveyed, as the case may be, to WPC or its assigns. WPC or its assigns may also, at any time after January 1, 2003, purchase for cash all Royalty Interests attributable to Underlying Properties which are uneconomical to operate. See "Item 2 -- The Royalty Interests -- Title to Properties" and "-- Sale and Abandonment of Underlying Properties." Upon termination of the Trust, any remaining Royalty Interests will be sold by the Trust and any such sales may, and under certain circumstances will, be made to WPC or Williams or their respective successors or assigns. See "-- Description of the Trust -- Termination and Liquidation of the Trust."

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

TRANSFER AGENT

     The Trustee has appointed Chemical Shareholder Services Group, Inc. transfer agent and registrar for the Units (the "Transfer Agent").

                            FEDERAL INCOME TAXATION

     THE TAX CONSEQUENCES TO A UNITHOLDER OF THE OWNERSHIP AND SALE OF UNITS WILL DEPEND IN PART ON THE UNITHOLDER'S TAX CIRCUMSTANCES. EACH UNITHOLDER SHOULD THEREFORE CONSULT THE UNITHOLDER'S TAX ADVISOR ABOUT THE FEDERAL, STATE AND LOCAL TAX CONSEQUENCES TO THE UNITHOLDER OF THE OWNERSHIP OF UNITS. UNITHOLDERS SHOULD CONSULT THEIR TAX ADVISOR ABOUT THE POTENTIAL IMPACT OF THE SOUTHERN UTE LITIGATION ON THE AVAILABILITY OF SECTION 29 TAX CREDITS. SEE "ITEM 2 -- THE ROYALTY INTERESTS -- TITLE TO PROPERTIES -- SOUTHERN UTE LITIGATION."

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

Classification and Taxation
of the Trust...............  The Trust will be treated as a grantor trust and not as an association taxable as a corporation. As a grantor trust, the Trust will not be subject to Federal income tax. There can be no assurance that the IRS will not challenge this treatment. The tax treatment of the Trust and Unitholders could be materially different if the IRS were to successfully challenge this treatment.

Taxation of Unitholders....  Each Unitholder will be taxed directly on his proportionate share of income, deductions and credits of the Trust attributable to the Royalty Interests consistent with such Unitholder's taxable year and method of accounting, and without regard to the taxable year or method of accounting employed by the Trust.

Income and Deductions......  The income of the Trust consists primarily of a specified share of the proceeds from the sale of coal seam gas produced from the Underlying Properties. During 1997, the Trust earned interest income on funds held for distribution and made adjustments to the cash reserve maintained for the payment of contingent or future obligations of the Trust. The deductions of the Trust consist of severance taxes and administrative expenses. In addition, each Unitholder is entitled to depletion deductions. See "Unitholder's Depletion Allowance" below.

Limits on Deductions and
  Credits..................  Generally, a taxpayer is entitled to claim deductions and tax credits generated by an investment only if the investment has economic substance. The application of this principle in the context of the production and sale of nonconventional fuels (like coal seam gas) which generate the Section 29 tax credit is uncertain because such application has not been addressed either by a court or the IRS. An investment has economic substance if the investor can demonstrate that there is a reasonable possibility of deriving an economic profit from the investment in excess of a de minimis amount, apart from tax benefits. In many cases, economic profit has been computed by comparing the taxpayer's total cash investment to the total cash reasonably expected to be received by the taxpayer as a result of the investment. At the time of the Public Offering, Williams, after consultation with its counsel, expressed its belief only in connection with the Public Offering that the purchaser of a Unit in the Public Offering, who did not borrow funds in order to purchase his Unit, had a reasonable possibility of deriving an economic profit in excess of a de minimis amount apart from tax benefits associated with ownership of the Unit. No assurance is given either by the Trustee or counsel to the Trustee to a purchaser of Units in or following the Public Offering as to whether (and to what extent) such purchaser will be entitled to claim deductions and the Section 29 tax credit generated with respect to such Units.

Section 29 Tax Credits.....  Unitholders will be entitled, provided certain requirements are met, to claim tax credits pursuant to Section 29 of the IRC with respect to sales of coal seam gas production attributable to the NPI, the gross income from which is included in their taxable income. The Section 29 tax credit provides to a taxpayer a dollar-for-dollar reduction in his regular Federal income tax liability, and, therefore, generally provides to him a greater benefit than a deduction which merely reduces the amount of his taxable income. The Section 29 tax credit applies to coal seam gas produced and sold prior to January 1, 2003 from qualifying wells. For a Unitholder who owned the same Units of record on all four quarterly record dates during 1997, the available Section 29 tax credit is approximately $1.845220 per Unit, based on the first estimate of the GNP implicit price deflator published by the Bureau of Economic Analysis.

                             The availability of Section 29 tax credits is dependent upon meeting number of requirements, many of which are factual in nature. Williams represented only in connection with the Public Offering that those factual requirements were met and Williams expressed its belief in connection with the Public Offering that substantially all of the production attributable to the NPI from the coal seam gas wells identified in the October 1, 1992 Reserve Report (defined herein) qualified for
                             Section 29 tax credits. At the time of the Public Offering, counsel to Williams opined as to those requirements which are statutory or legal in nature. If any of the factual requirements are not met, or the opinion not followed, some or all of the expected Section 29 tax credits may not be available.

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

Non-Passive Activity
  Income, Credits and
  Loss.....................  The income, credits and expenses of the Trust will not be taken into account in computing the passive activity losses and income under Section 469 of the IRC for a Unitholder who acquires and holds Units as an investment and did not acquire them in the ordinary course of a trade or business. Section 29 tax credits generated by an investment in Units, therefore, can be utilized to offset regular tax liability on income from any source, whether active or passive, subject to other limitations discussed herein or arising from the individual tax circumstances of each Unitholder. See "Limits on Unitholder's Use of Credits" above.

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

     On May 7, 1997, effective as of May 1, 1997, WPC transferred the Underlying Properties to Quattro Finale LLC, an unaffiliated third party ("Buyer"), pursuant to the terms of a Purchase and Sale Agreement dated as of May 1, 1997 (the "Transaction Agreement") between WPC and Buyer (the "Transaction"). Prior to the Transaction, WPC had owned the Underlying Properties, subject to and burdened by the Royalty Interests owned by the Trust, since the inception of the Trust. Neither the Trustee nor the Delaware Trustee has any control over or responsibility relating to the operation of the Underlying Properties. The Transaction was described in more detail in the Trust's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 1997 (the "Transaction Form 8-K").

     Concurrently with the Transaction, WPC and Buyer entered into a Management Services Agreement dated May 1, 1997 (the "Transaction MS Agreement") whereby WPC agreed, among other things, to continue to manage and operate the Underlying Properties and to handle the receipt and payment of funds with respect thereto. Prior to the Transaction, WPC received all payments relating to the Underlying Properties and, pursuant to the Conveyance, paid to the Trust the portion thereof attributable to the Royalty Interests. Following the Transaction, under the Management Services Agreement WPC continues to collect all revenues on behalf of Buyer and remains obligated to pay to the Trust on behalf of Buyer the amounts payable with respect to the Royalty Interests.

     Under the Conveyance, the amounts payable with respect to the Royalty Interests are computed with respect to each calendar quarter ending prior to termination of the Trust, and such amounts are to be paid to the Trust not later than the last day of the calendar month next following the end of each calendar quarter. The amount paid to the Trust does not include interest on any amounts payable with respect to the Royalty Interests that are held by WPC prior to payment to the Trust. WPC is entitled to retain any amounts attributable to the Underlying Properties that are not required to be paid to the Trust with respect to the Royalty Interests.

     Concurrently with the Transaction, WPC, Williams, the Trust and Buyer entered into an Agreement dated May 7, 1997 pursuant to which (i) the parties acknowledged that, although WPC was selling the Underlying Properties to Buyer, WPC retained all of its duties and obligations under the Trust Agreement, Conveyance and related documents (the "Trust Documents"), subject to the terms and conditions set forth in the Transaction Agreement and the agreements entered into pursuant to the Transaction Agreement, (ii) Williams and WPC each confirmed and agreed that, notwithstanding the sale of the Underlying Properties to Buyer, Williams and WPC would continue to perform their respective obligations to the Trust pursuant to the Trust Documents, including without limitation the performance assurances of Williams set forth in the Conveyance, and (iii) Buyer acknowledged and agreed that it was purchasing the Underlying Properties burdened by the Royalty Interests owned by the Trust.

     As a result of these assurances and the Trustee's belief that the Transaction will have no adverse effect on Unitholders, the information and descriptions set forth herein give no effect to the Transaction. Consequently, with regard to ownership of the Underlying Properties and where otherwise dictated by context, references herein to "WPC" with respect to those periods after the effective date of the Transaction are to Buyer. The Transaction Form 8-K should be consulted for further information on the Transaction.

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

     Development of the Fruitland coal formation acreage has resulted in the drilling of 584 gross coal seam gas wells in the Underlying Properties, 21 of which are in the Farmout Properties. WPC owns mineral rights in the Fruitland coal formation under 214 oil and gas leases. Under the terms of these leases, WPC has the right to extract oil and gas from the lease properties. WPC holds either a record title interest, operating right interest or net profits interest in the leases. Record title and operating right interests are commonly referred to as working interests. The Underlying Properties constitute substantially all of WPC's proved reserves in the Fruitland coal formation. WPC does not operate any of the coal seam gas wells on the Underlying Properties.

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

     The following table reflects certain information from the Reserve Report as of December 31, 1997 prepared by Miller and Lents, Ltd. dated March 5, 1998 (the "December 31, 1997 Reserve Report") regarding the Federal Units in which the WI Properties participate. At December 31, 1997, the WI Properties covered 538 gross (67 net) coal seam gas wells with working interests ranging from .833 percent to 100 percent, with an average working interest of approximately 12.5 percent. The Royalty Interests participate in each Federal Unit and participating area in which the WI Properties participate based on the acreage containing wells with proved reserves on December 31, 1997.

                                                                           UNDERLYING PROPERTIES
                                                                        ---------------------------
                                                                                       ESTIMATED
                                                                                       DISCOUNTED
                                                                                       FUTURE NET
                                                                        NET PROVED      REVENUES
                                                                         RESERVES     (DISCOUNTED
             FEDERAL UNIT                    FEDERAL UNIT OPERATOR        (BCF)         AT 10%)
             ------------                    ---------------------      ----------   --------------
                                                                                     (IN THOUSANDS)
San Juan 30-5..........................  Phillips Petroleum Company        23.5         $11,352
San Juan 30-6..........................  Meridian Oil Inc.                 22.2          11,796
San Juan 32-8..........................  Phillips Petroleum Company        17.4           8,401
San Juan 29-6..........................  Phillips Petroleum Company        15.3           8,046
San Juan 31-6..........................  Phillips Petroleum Company        13.9           6,253
San Juan 32-9..........................  Meridian Oil Inc.                 10.8           4,726
San Juan 32-7..........................  Phillips Petroleum Company         7.3           3,322
San Juan 29-7..........................  Meridian Oil Inc.                  5.1           2,794
Northeast Blanco.......................  Blackwood & Nichols Co., Ltd.      2.0             967
San Juan 29-5..........................  Phillips Petroleum Company         1.3             586
Huerfano...............................  Meridian Oil Inc.                   .6             128
San Juan 28-6..........................  Meridian Oil Inc.                   .1              15

     Meridian Oil Inc. is a subsidiary of Burlington Resources Inc. and Blackwood & Nichols Co., Ltd. is a subsidiary of Devon Energy Corporation.

     Well Count and Acreage Summary. The following table shows as of December 31, 1995, 1996 and 1997, the gross and net wells and acreage by proved producing and nonproducing categories for the WI Properties.

                                                              NUMBER OF
                                                                WELLS              ACRES
                                                             ------------    -----------------
                                                             GROSS    NET     GROSS      NET
                                                             -----    ---    -------    ------
DECEMBER 31,
1995
  Producing................................................   521     70     150,988    20,681
  Nonproducing.............................................     0      0           0         0
                                                              ---     --     -------    ------
          Total............................................   521     70     150,988    20,681
                                                              ===     ==     =======    ======
1996
  Producing................................................   565     69     150,988    20,681
  Nonproducing.............................................     0      0           0         0
                                                              ---     --     -------    ------
          Total............................................   565     69     150,988    20,681
                                                              ===     ==     =======    ======
1997
  Producing................................................   563     69     150,988    20,681
  Nonproducing.............................................     0      0           0         0
                                                              ---     --     -------    ------
          Total............................................   563     69     150,988    20,681
                                                              ===     ==     =======    ======

     Of the total gross wells described above at December 31, 1997, 538 gross wells are located in unitized areas. In addition to the above, the Farmout Properties have 21 gross wells.

     Properties Outside Unitized Areas. The WI Properties also include interests held by WPC in 25 proved developed Fruitland formation coal seam gas wells held in areas outside of Federal Units that are not reflected in the foregoing table. As of December 31, 1997, WPC's working interest and net revenue interests in these wells averaged 8.054 percent and 6.581 percent, respectively.

     The Farmout Properties consist of a 35 percent net profits interest on a property farmed out to Amoco in La Plata County, Colorado. Such properties are not within any Federal Unit boundary. The Farmout Properties are owned, and most of the wells thereon are operated, by Amoco. Neither Williams, WPC, the Delaware Trustee, the Trustee nor the Unitholders are able to influence or control the operation or future development of the Farmout Properties. WPC has advised the Trustee that it believes that a majority of the production from the Farmout Properties is sold by Amoco under short-term marketing arrangements at spot market prices and qualifies for the Section 29 tax credit. No assurance can be given, however, that Amoco will not in the future subject production from the Farmout Properties to long-term sales contracts at non-market responsive prices. A portion of the production from the Farmout Properties is gathered by WFS pursuant to a gathering contract at rates and subject to other terms that were negotiated on an arms-length basis. As of December 31, 1997, 21 gross wells had been drilled on the Farmout Properties. For a further description of the Farmout Properties, see "-- The NPI."

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

     Most of the wells reflected in the December 31, 1997 Reserve Report were drilled prior to 1994. Significant additional capital expenditures were not incurred during the early years of the production lives of such wells, and it is not anticipated that further significant capital expenditures will be incurred. Consequently, the December 31, 1997 Reserve Report was prepared on the basis that there will be no capital expenditures borne by the Royalty Interests. Nevertheless, the operators and working interest owners of the wells could elect at any time to implement measures to increase the producible reserves. These measures, if implemented, could involve additional compression or enhanced or secondary recovery operations requiring substantial capital expenditures which would be proportionately borne by the Royalty Interests.

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

RESERVE REPORT

     The following table summarizes net proved reserves estimated as of December 31, 1997, and certain related information for the Royalty Interests and Underlying Properties from the December 31, 1997 Reserve Report prepared by Miller and Lents, Ltd., independent petroleum engineers. Summaries of the December 31, 1997 Reserve Report and the Prior Reserve Reports are filed as exhibits to this Form 10-K and incorporated herein by reference. See Note 9 of the Notes to Financial Statements incorporated by reference in Item 8 hereof for additional information regarding the net proved reserves of the Trust.

     A net profits interest does not entitle the Trust to a specific quantity of gas but to a portion of the net proceeds derived therefrom. Ordinarily and in the case of the Farmout Properties, proved reserves attributable to a net profits interest are calculated by deducting an amount of gas sufficient, if sold at the prices used in preparing the reserve estimates for such net profits interest, to pay the future estimated costs and expenses deducted in the calculation of the net proceeds of such interest. Because WPC has agreed to pay certain operating and capital costs with respect to the WI Properties, no amount of gas in respect of such costs has been deducted from the amount of reserves attributable to the WI Properties in determining the amount of reserves attributable to the Royalty Interests. Accordingly, the reserves presented for the Royalty Interests reflect quantities of gas that are free of future costs and expenses (other than production, severance and ad valorem taxes in respect of the WI Properties) if the price and cost assumptions set forth in the December 31, 1997 Reserve Report occur. The December 31, 1997 Reserve Report was prepared in accordance with criteria established by the Commission and, accordingly, is based upon a contractual price for gas for December 1997, of $1.70 per MMBtu before transportation charges. The December 31, 1997 Reserve Report is also based on the percentage share of NPI Net Proceeds payable to the Trust remaining at 81 percent until 2000 and then reduced to 60 percent for the remaining life of the reserves.

                                                               ROYALTY     UNDERLYING
                                                              INTERESTS    PROPERTIES
                                                              ---------    ----------
Net Proved Gas Reserves (Bcf)(a)(b).........................    102.0         146.8
Estimated Future Net Revenues (in millions)(c)..............    $91.1        $115.5
Discounted Estimated Future Net Revenues (in millions)(c)...    $65.8        $ 82.9

---------------

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

     Based upon the production estimates used in the December 31, 1997 Reserve Report for the January 1, 1998 through December 31, 2002 period, and assuming constant future Section 29 tax credits at the estimated 1997 rate of $1.026 per MMBtu, the estimated total future tax credits available from the production and sale of the net proved reserves from the Royalty Interests would be approximately $54 million, having a discounted present value (assuming a 10 percent discount rate) of approximately $45 million.

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

     Information concerning historical changes in net proved reserves attributable to the Underlying Properties, and the calculation of the standardized measure of discounted future net revenues related thereto, are contained in Note 5 (Supplemental Oil and Gas Reserve Information (Unaudited)) to the Statement of Revenues and Direct Operating Expenses for the Underlying Properties to be contained in the Trust's annual report to Unitholders for the year ended December 31, 1997. Williams has not filed reserve estimates covering the Underlying Properties with any Federal authority or agency other than the Commission.

HISTORICAL GAS SALES PRICES AND PRODUCTION

     The following table sets forth the actual net production volumes from the WI Properties, weighted average lifting costs and information regarding historical gas sales prices for each of the years ended December 31, 1995, 1996 and 1997:

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1995       1996       1997
                                                        -------    -------    -------
Production from the WI Properties (MMcf)..............   29,050     19,948     14,316
Weighted average lifting costs (dollars per Mcf)......  $  0.07    $  0.08    $  0.17
Weighted average sales price of gas produced from the
  WI Properties (dollars per Mcf).....................  $  1.10    $  1.11    $  1.33
Average Blanco Hub Spot Price (dollars per MMBtu).....  $  1.18    $  1.65    $  2.32

     The published Blanco Hub Spot Price for December 1997 was $2.16 per MMBtu. Information regarding average wellhead sales prices for production from the Farmout Properties is not available to WPC, although WPC has advised the Trustee that it believes production from such properties is currently sold by Amoco under short-term marketing arrangements at spot market prices.

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

                                                                                  WPC'S
                                                                  NPI           RETAINED
                                                             PERCENTAGE OF    PERCENTAGE OF
                                                                NPI NET          NPI NET
                                                               PROCEEDS         PROCEEDS
                                                             -------------    -------------
Internal Rate of Return:
  Less than 12%............................................       81%              19%
  12% to 14%...............................................       60               40
  More than 14%............................................       40               60

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

     Through December 31, 1997, cumulative production since October 1, 1992 was
144.1 Bcf. Using the definitions described above, which do not include any terminal value, the internal rate of return is not currently projected by Miller and Lents to be 12 percent or higher until the third quarter of 2000, although no assurance can be made that it will not occur sooner than projected.

GAS PURCHASE CONTRACT

     In accordance with a Confirmation Agreement dated as of May 1, 1995 by and among WPC, Williams and the Trust (the "Confirmation Agreement"), effective May 1, 1995, WGM assigned to WFS Gas Resources Company ("WFS Gas Resources") all of its right, title, interest, duties and obligations under the Gas Purchase Contract, and WFS Gas Resources assumed all of WGM's right, title, interest, duties and obligations thereunder. In connection with the Confirmation Agreement, the Trustee received an opinion of counsel to Williams that the Confirmation Agreement need not be submitted for approval by vote of the Unitholders.

     A copy of the Confirmation Agreement is filed as an exhibit to this Form 10-K. The following summary of the material provisions of the Confirmation Agreement is qualified in its entirety by reference to the terms of such agreement as set forth in such exhibit.

     Under the terms of the Gas Purchase Contract, WFS Gas Resources purchases the natural gas produced by WPC from the WI Properties (except for certain small volumes) at the Wellhead. The Gas Purchase Contract commenced October 1, 1992 and expires on the termination of the Trust. The Gas Purchase Contract provides for a pricing mechanism during an initial five-year period ("Primary Term") which expired on December 31, 1997. Following the expiration of the Primary Term, the Gas Purchase Contract continues for one or more consecutive additional one-year terms (each such term a "Contract Year") unless and until

WFS Gas Resources exercises its annual option, exercisable fifteen (15) days prior to the end of each Contract Year, to discontinue purchasing gas from WPC under the terms of the Gas Purchase Contract and instead purchase gas at a monthly price equal to the "Index Price" as described hereafter. For the Contract Year January 1, 1998 through December 31, 1998 ("1998 Contract Year"), WFS Gas Resources did not exercise this option and the pricing mechanism of the Primary Term will therefore remain in place through at least December 31, 1998. Under this mechanism, the monthly price to be paid by WFS Gas Resources for natural gas purchased pursuant to the Gas Purchase Contract shall be (a) the $1.70 Minimum Purchase Price, less (b) any costs paid by WFS Gas Resources to gather, treat and process the gas and deliver it to specified delivery points and plus (c) under certain circumstances, additional amounts determined as described below:

          (i) If the Index Price in any month during the 1998 Contract Year is greater than $1.94 per MMBtu, then WFS Gas Resources will pay WPC an amount for gas purchased equal to $1.94 per MMBtu, less the costs paid by WFS Gas Resources to gather and process such gas and deliver it to specified delivery points, plus 50 percent of the excess of the Index Price over $1.94 per MMBtu (the "Price Differential"), provided WFS Gas Resources has no accrued Price Credits (see below) in the Price Credit Account (defined below). If WFS Gas Resources has accrued Price Credits in the Price Credit Account then WFS Gas Resources will be entitled to reduce the amount in excess of the Minimum Purchase Price (before deducting gathering and processing costs and costs to deliver the gas to specified delivery points) that otherwise would be payable by any accrued and unrecouped Price Credits in the Price Credit Account, and WFS Gas Resources will not be obligated to pay WPC any amounts in excess of the Minimum Purchase Price until such time as all accrued Price Credits have been recouped and a zero balance exists in the Price Credit Account.

          (ii) If the Index Price in any month during the 1998 Contract Year is greater than the Minimum Purchase Price but less than or equal to $1.94 per MMBtu, then WFS Gas Resources will pay WPC an amount for each MMBtu purchased equal to the Index Price less the costs paid by WFS Gas Resources to gather and process such gas and deliver it to specified delivery points, provided WFS Resources has no accrued Price Credits in the Price Credit Account, then WFS Gas Resources will be entitled to reduce the amount in excess of the Minimum Purchase Price Credit Account, then WFS Gas Resources will be entitled to reduce the amount in excess of the Minimum Purchase Price (before deducting, gathering and processing costs and costs to deliver to specified delivery points) that otherwise would be payable by any accrued and unrecouped Price Credits in the Price Credit Account, and WFS Gas Resources will not be obligated to pay WPC any amounts in excess of the Minimum Purchase Price until such time as all accrued Price Credits have been recouped and a zero balance exists in the Price Credit Account.

          (iii) If the Index Price in any month during the 1998 Contract Year (or in any subsequent Contract Year as long as WFS Gas Resources has not elected to discontinue paying under the Gas Purchase Contract) is less than the Minimum Purchase Price, then WFS Gas Resources will pay for each MMBtu of gas purchased the Minimum Purchase Price less the costs paid by WFS Gas Resources to gather and process such gas and deliver it a specified delivery points, and if such month commences on or after January 1, 1994, WFS Gas Resources will receive a credit (the "Price Credit") from WPC for each MMBtu of natural purchased by WFS Gas Resources equal to the difference between the Minimum Purchase Price and the Index Price. WPC is required to establish and maintain an account (the "Price Credit Account") containing the accrued and unrecouped amount of such Price Credits. No Price Credits were accrued in respect of production purchased by WFS Gas Resources prior to January 1, 1994.

     The Index Price was below the Minimum Purchase Price in each month from April 1994 through October 1996. In each month from November 1996 through February 1997 and from May 1997 through February 1998 the Index Price exceeded the Minimum Purchase Price. The Index Price was below the Minimum Purchase Price during the months of March and April 1997. WPC estimates that, as of December 31, 1997, WFS Gas Resources had aggregate Price Credits in the Price Credit Account of Approximately $13.9 million of which the Trust's 81 percent interest was approximately $11.3 million.

     This entitlement to recoup the Price Credits means that if and when the Index Price is above the Minimum Purchase Price, future royalty income paid to the Trust would be reduced until such time as such Price Credits have been fully recouped. Corresponding cash distributions to Unitholders would also be reduced. Cash distributions in 1997 to Unitholders were reduced by approximately $9 million in recoupment of Price Credits.

     Subsequent to the expiration of the Primary Term of the pricing provision of the Gas Purchase Contract, which occurred on December 31, 1997, WFS Gas Resources has an annual option (which can be exercised only once during the term of the Gas Purchase Contract) to discontinue paying the Minimum Purchase Price by giving written notice of its election to pay solely the Index Price (less the costs paid by WFS Gas Resources to gather, treat and process such gas and deliver it to specified points). If WFS Gas Resources so elects to discontinue paying the Minimum Purchase Price, WFS Gas Resources will no longer be entitled to retain the Price Differential when the Index Price exceeds $1.94 per MMBtu and any accrued and unrecouped Price Credits will be extinguished. Since there is no published price in the San Juan Basin for wellhead deliveries, the wellhead price in the Gas Purchase Contract is determined by utilizing a published price which is inclusive of gathering, treating and processing costs. As used herein, "Index Price" means 97 percent of the first of month El Paso Natural Gas Co. San Juan Spot Price. The El Paso Natural Gas Co. -- San Juan Spot Price is a posted index price per MMBtu (dry basis) published in Inside F.E.R.C.'s Gas Market Report which is a bi-monthly publication by The McGraw-Hill Companies, Inc. The Gas Purchase Contract provides WFS Gas Resources a one time option to convert the Index Price from the first of month posting of El Paso Natural Gas Co. -- San Juan Spot Price to the average of the bi-monthly postings for that same index. The Gas Purchase Contract further provides for an alternative indexing mechanism in the event the Inside F.E.R.C.'s Gas Market Report indices are modified or discontinued. All prices used as index prices are delivered prices at the specified point of delivery and are, therefore, before deducting gathering and/or transportation charges, taxes, treating costs or other costs payable prior to the delivery points. During periods when there is a Price Differential, WFS Gas Resources will absorb a portion of the gathering charges based on a formula specified within the Gas Purchase Contract.

     A small volume of gas produced from the WI Properties (less than 5 percent) is sold by the operators of certain wells under gas purchase contracts with other buyers.

     The prices paid to WPC pursuant to the Gas Purchase Contract are prices payable for the value of gas purchased for production at the Wellhead. Title to the gas purchased pursuant to the Gas Purchase Contract passes to WFS Gas Resources at the Wellhead. WFS Gas Resources is responsible for gathering, treating, processing and marketing all gas purchased pursuant to the Gas Purchase Contract. Approximately 90 percent of the production from the WI Properties is gathered by WFS on behalf of WFS Gas Resources. The balance of the production is gathered on behalf of WFS Gas Resources by third parties. See
"-- Gas Gathering Contract." The price paid to WPC pursuant to the Gas Purchase Contract is after deducting the costs incurred by WFS Gas Resources to gather, treat and process such gas (including costs incurred by WFS Gas Resources under the Gas Gathering Contract). Payments to WPC for gas purchased pursuant to the Gas Purchase Contract are made by WFS Gas Resources on or before the last day of the first calendar month next following the end of each calendar quarter.

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

GAS GATHERING CONTRACT

     In accordance with the Confirmation Agreement, effective May 1, 1995, WGM assigned to WFS Gas Resources all of its right, title, interest, duties and obligations under the Gas Gathering Contract, and WFS Gas Resources assumed all of WGM's right, title, interest, duties and obligations thereunder.

     The Gas Gathering Contract, which will be in effect until December 31, 2022, subject to annual extensions thereafter, covers approximately 90 percent of the production from the WI Properties and commits WFS on behalf of WFS Resources to gather such production (except production from 19 wells in the San Juan 29-7 unit as described below), at rates starting at $.35 per Mcf (plus a fuel reimbursement estimated to be 6.2 percent to 7.3 percent of gathered volumes on a Btu equivalent basis, and subject to increase if the CO(2) content of the gas exceeds 10 percent) and adjusted annually based on average annual price comparisons determined on the basis of the Blanco Hub Spot Price, provided that the gathering rate will be no less than $.35 per Mcf increased or decreased on the basis of an increase or decrease in a published index measuring the gross domestic product. A significant portion of the gas to be gathered pursuant to the Gas Gathering Contract must first be gathered from the wellhead to a Federal Unit central delivery point by Burlington Resources Gathering Inc. ("Burlington"). WFS Gas Resources has been assigned a one-year gathering contract (with a monthly evergreen provision) whereby Burlington provides interruptible gathering service at the price of $.06 per Mcf which escalates annually at 3 percent, plus actual fuel used (historically averaging approximately .5 percent). It is anticipated that WFS Gas Resources will be able to extend the term of this agreement.

     The remainder of the production on the WI Properties is not physically connected to the WFS system and is not covered by the Gas Gathering Contract. This gas is gathered either by Burlington or El Paso Field Services ("EFS") for delivery at the Blanco Hub or by WFS for delivery at the outlet of the Ignacio Plant in La Plata County, Colorado. WPC has existing long-term gathering agreements with EFS and short-term gathering agreements with Burlington with rates and terms generally comparable to the Gas Gathering Contract.

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

     The Gas Gathering Contract was further amended effective as of April 1, 1997, for the purpose of increasing the field rights held by the Trust on the Manzanares gathering system. The increase accommodates incremental gas flow that will occur due to WFS's expansion and enhancement of gathering facilities.

     A copy of the Gas Gathering Contract is filed as an exhibit to this Form 10-K. The foregoing summary of the material provisions of the Gas Gathering Contract is qualified in its entirety by reference to the terms of such agreement as set forth in such exhibit.

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

THE INFILL NPI

     The Royalty Interests include the Infill NPI, a net profits interest on any Infill Wells completed on the WI Properties. No Infill Wells have been drilled and none will be drilled unless the well spacing limitations for coal seam gas wells in the Basin are reduced. If such changes occur and Infill Wells are drilled, the Infill NPI will entitle the Trust to receive 20 percent of the Infill Net Proceeds. No reserves have been attributed to any Infill Wells in the December 31, 1997 Reserve Report or the Prior Reserve Reports.

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

     Southern Ute Litigation. As previously reported in the Public Offering Prospectus and each of the Trust's prior Annual Reports on Form 10-K as filed with the Securities and Exchange Commission, WPC is a named defendant in a lawsuit (the "Southern Ute Litigation") brought by the Southern Ute Indian Tribe (the "Tribe") which, among other things, contests ownership rights in certain coal seam gas producing properties, including a portion of the Farmout Properties in which WPC owns a net profits interest. A portion of the revenues received by WPC with regard to the Farmout Properties is paid to the Trust as a component of the NPI. The following information updates the Trust's previously reported disclosures regarding the Southern Ute Litigation.

     On December 31, 1991, the Tribe initiated the Southern Ute Litigation in the United States District Court for the District of Colorado (the "District Court") against WPC, Amoco Production Company ("Amoco") and other major gas producers and affected parties in the San Juan Basin area (collectively, the "Defendant Class"), alleging that certain coal strata and constituents within that strata (including coal seam gas) were reserved by the United States, then granted to the Tribe for the Tribe's perpetual benefit and ownership. The Tribe alleges that coal seam gas from the coal strata is being and has been wrongfully extracted by the Defendant Class. The Tribe is seeking a declaration that it owns a beneficial interest in the coal seam gas and that the extraction of such gas without Tribal consent is an unlawful trespass. In addition to a declaration of ownership of the gas, the Tribe is seeking compensation for the value of coal seam gas heretofore extracted and certain other remedies.

     The Southern Ute Litigation involves approximately 1,745 gross acres comprising a portion of the Farmout Properties. Two Tribe leases covering approximately 3,600 gross acres included in the Farmout Properties are not covered by the pending litigation, but could be the subject of future litigation.

     Amoco, on behalf of itself, WPC and the other members of the Defendant Class, is vigorously defending the lawsuit. On September 13, 1994, the District Court issued a memorandum opinion and order in the litigation granting the motion for summary judgment filed by the Defendant Class on the question of ownership of the coal seam gas. The District Court ruled that the U.S. Congress did not reserve the coal seam gas in the Coal Lands Acts of 1909 and 1910, and denied the Tribe's claims of equitable ownership of the coal seam gas. The Tribe appealed the order to the United States Court of Appeals for the Tenth Circuit (the "Court of Appeals"), which issued an opinion dated July 16, 1997 reversing the District Court and holding that coal seam gas was "an integral component of coal" and had therefore been vested in the Tribe as owners of the coal resource. The Court of Appeals remanded the matter to the District Court for further proceedings consistent with its decision. Amoco, as class representative of the Defendant Class, subsequently sought and obtained a rehearing en banc from the Court of Appeals on the ownership issue. The en banc hearing was held on March 17, 1998, and no ruling has to date been issued. If the original opinion of the Court of Appeals finding ownership in the Tribe is upheld by the Court of Appeals after the en banc hearing, Amoco on behalf of the Defendant Class may seek additional review of the Court for Appeals' decision. If any such further review is sought and denied, District Court proceedings would then be conducted to adjudicate the respective affirmative defenses of the members of the Defendant Class to the Tribe's claims.

     WPC has agreed to indemnify the Trust from and against any loss, charge or liability as may arise in respect of the Underlying Properties or the Royalty Interests, in connection with the defense of the Southern Ute Litigation and all legal costs the Trust might incur if the Trust is named as a defendant in such litigation. The Trust has not been named a defendant at the present time. In the event of a settlement or issuance of a final non-appealable court decision in the Southern Ute Litigation, either of which results in a determination that WPC has no right to produce or receive proceeds from coal seam gas from the properties in question, WPC is obligated under the terms of the Conveyance to pay to the Trust, in addition to the indemnification described above, for distribution to then current Unitholders, as a return of a portion of the original purchase price paid for the Units in the Public Offering, an amount equal to (a) the product of (i) $1.47 per Mcf times (ii) the proved reserves estimated in the October 1, 1992 Reserve Report for the Royalty Interests that are affected by such settlement or court decision, less (b) the aggregate cash distributions paid by the Trust and tax benefits, if any, available to the Unitholders, in each case attributable to the portion of the Farmout Properties affected by such settlement or court decision prior to the effective date of such settlement or court decision (the "Formula Reimbursement Amount"). If, however, the Trust's share of revenues from the Farmout Properties is instead reduced as a consequence of a settlement or judgment, WPC will bear any such loss or reduction to such revenues resulting from such a settlement or court decision out of (and limited to) WPC's retained interest percentage of its 35 percent net profits interest in the portion of the Farmout Properties subject to the Southern Ute Litigation and affected by such settlement or court decision. Only in the event that the amounts realized by WPC with respect to such retained interest percentage are inadequate to offset any loss or reduction otherwise affecting the Trust's future NPI Net Proceeds or there is a failure of title will the Trust's share of future revenues be reduced.

     WPC has advised the Trustee that, according to WPC's calculations, as of December 21, 1997, the Formula Reimbursement Amount had been exceeded by approximately $340,000. Accordingly, if the final resolution of the litigation results in a failure of title of WPC's interest in the portion of the Farmout Properties subject to such litigation, no additional amounts will be paid to the Trust with respect to such portion and the amount of NPI Net Proceeds thereafter payable to the Trust for distribution to Unitholders would be decreased.

     Should the Tribe ultimately prevail in the Southern Ute Litigation, in addition to the loss of future revenues attributable to the Farmout Properties affected by the litigation, WPC may be held liable to repay to the Tribe amounts attributable to such properties, plus interest thereon, including amounts attributable to such properties previously paid by WPC to the Trust pursuant to the terms of the Conveyance and Trust Agreement. However, Section 1.25(d) of the Conveyance provides that litigation costs and other losses, charges or liabilities incurred by WPC in relation to the Southern Ute Litigation will neither be included in the calculation of Net Profits Costs nor borne by the Trust and will be borne by WPC.

     WPC has notified the Trustee that WPC intends to recoup out of subsequent amounts that otherwise would be paid to the Trust any amounts paid the Trust in prior periods in excess of the amounts that were due in prior periods pursuant to the provisions of Section 8.03 of the Conveyance. For example, if there is a failure of title resulting from the Southern Ute Litigation, because the Formula Reimbursement Amount has already been paid, any further payments to the Trust attributable to the Farmout Properties would be subject to such recoupment. Any such recoupment by WPC would reduce or possibly eliminate Trust revenues (and therefore distributions to Unitholders) attributable to the WI Properties and to the Farmout Properties, including the portion of the Farmout Properties not directly affected by the Southern Ute Litigation. As indicated above, WPC calculates that the amount subject to such recoupment as of December 21, 1997 was approximately $340,000, if there is a failure of title resulting from the Southern Ute litigation. The extent and timing of any such reduction would depend upon the ultimate resolution of the Southern Ute Litigation and cannot be predicted at the present time.

     Amoco has advised WPC that, at a selected time in the future, it may suspend payment of amounts attributable to the portion of the Farmout Properties affected by the Southern Ute Litigation in light of the original opinion of the Court of Appeals. To the extent any such amounts are so suspended, the then current revenues of the Trust will be reduced correspondingly. According to WPC's calculations, revenues attributable to the Farmout Properties affected by the Southern Ute Litigation have constituted between approximately 3 percent and 21 percent of the Trust's quarterly royalty income, averaging approximately 9 percent of the Trust's quarterly royalty income. Whether any amounts so suspended are thereafter released and paid to WPC (and the applicable portion thereof ultimately paid to the Trust), and the timing of any such release, will depend upon the outcome of the Southern Ute Litigation and cannot be predicted at this time.

     To the extent that any such amounts are so suspended by Amoco, Unitholders will not be required currently to take into income such amounts, nor will they be entitled to claim depletion on such production or Section 29 tax credits attributable thereto. If and when any amounts so suspended by Amoco are released and payment thereof received by the Trust, Unitholders on the record date for such payment will then be required to report all of the income attributable to the previously suspended amounts paid and will then be entitled to claim the
Section 29 tax credits thereon, subject to the requirement that each such Unitholder be an owner of such Units during the period that such production was actually produced and sold. Each Unitholder should consult his tax advisor regarding tax compliance matters relating to these circumstances.

     The Trustee makes no prediction as to the ultimate resolution of the Southern Ute Litigation or as to the likely effect, if any, that such resolution may have upon the Trust or its Unitholders.

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

METHANE CONTAMINATION LITIGATION

     In January 1994, an amended class action complaint was filed in State District Court in La Plata County, Colorado, seeking damages arising out of alleged methane contamination of water, air and soil resources by the drilling and production activities of seven operators, including an affiliate of WPC. This class action complaint was thereafter dismissed, and approximately 40 separate complaints were filed by various plaintiffs in the U.S. District Court in Colorado containing comparable allegations. The plaintiffs maintained that drilling in the Fruitland coal formation caused methane and other substances to migrate through conventional gas wellbores and natural fractures and faults to their water sources. The plaintiffs were seeking both compensatory and punitive damages, injunctive relief, a remediation program and an air and medical monitoring program.

     The state court ruled it did not have jurisdiction over the plaintiffs' claims. All of the federal cases in which the affiliate of WPC was a named defendant have been dismissed. The defendants have agreed to forego collection of attorneys' fees in the state case upon plaintiffs' execution of settlement agreements precluding their raising the same issues in the future. This matter will be concluded at such time as all such settlements have been signed and approved by the court.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The units of beneficial interest ("Units") in the Trust are listed and traded on the New York Stock Exchange under the symbol "WTU." The following table sets forth, for the periods indicated, the high and low sales prices per Unit and the amount of quarterly cash distributions per Unit made by the Trust.

                                                                  SALES PRICE
                                                              --------------------    DISTRIBUTIONS
                                                                HIGH        LOW         PER UNIT
                                                                ----        ---       -------------
1997
First Quarter...............................................  $ 20 1/2    $ 17 1/4      $0.408865
Second Quarter..............................................  $ 18 5/8    $ 17 1/8      $0.617428
Third Quarter...............................................  $ 19 7/8    $ 17 13/16    $0.472711
Fourth Quarter..............................................  $ 19 5/16   $ 13 9/16     $0.430231
1996
First Quarter...............................................  $ 21 1/2    $ 18 1/2      $0.657528
Second Quarter..............................................  $ 22 7/8    $ 17 7/8      $0.488129
Third Quarter...............................................  $ 20 1/4    $ 18 1/4      $0.564256
Fourth Quarter..............................................  $ 20 1/2    $ 18 1/8      $0.535875

     At March 13, 1998, there were 9,700,000 Units outstanding and approximately 843 Unitholders of record.

ITEM 6. SELECTED FINANCIAL DATA.

                                                       YEAR ENDED DECEMBER 31,
                                 --------------------------------------------------------------------
                                    1997          1996          1995          1994           1993
                                 -----------   -----------   -----------   -----------   ------------
Royalty Income.................  $19,121,242   $22,330,613   $26,524,115   $22,292,821   $ 19,449,173
Distributable Income...........  $18,545,401   $21,835,994   $26,053,210   $21,753,943   $ 18,890,743
Distributable Income per
  Unit.........................  $      1.91   $      2.25   $      2.69   $      2.24   $       1.95
Distributions per Unit.........  $      1.93   $      2.25   $      2.69   $      2.24   $       1.93
Total Assets at Year End.......  $61,446,413   $70,162,736   $82,752,593   $99,948,540   $117,580,814
Total Corpus at Year End.......  $61,271,700   $70,021,573   $82,695,754   $99,881,511   $117,515,559

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Trust makes quarterly cash distributions to Unitholders. The only assets of the Trust, other than cash and cash equivalents being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Royalty Interests. The Royalty Interests owned by the Trust burden the Underlying Properties, which are owned by WPC and not the Trust.

     Distributable income of the Trust consists of the excess of royalty income plus interest income over the general and administrative expenses of the Trust. Upon receipt by the Trust, royalty income is invested in short-term investments in accordance with the Trust Agreement until its subsequent distribution to Unitholders.

     The amount of distributable income of the Trust for any calendar year may differ from the amount of cash available for distribution to the Unitholders in such year due to differences in the treatment of the expenses of the Trust in the determination of those amounts. The financial statements of the Trust are prepared on a modified cash basis pursuant to which the expenses of the Trust are recognized when incurred. Consequently, the reported distributable income of the Trust for any year is determined by deducting from the income received by the Trust the amount of expenses incurred by the Trust during such year. The amount of cash available for distribution to Unitholders, however, is determined in accordance with the provisions of the Trust Agreement and reflects the deduction from the income actually received by the Trust of the amount of expenses actually paid by the Trust and adjustment for changes in reserves for unpaid liabilities. See Note 5 to the financial statements of the Trust appearing elsewhere herein for additional information regarding the determination of the amount of cash available for distribution to Unitholders.

     For 1997 royalty income received by the Trust amounted to $19,121,242 as compared to $22,330,613 and $26,524,115 for 1996 and 1995, respectively. The decrease in royalty income in 1997 is primarily due to lower net production from the Underlying Properties and increased payments of royalties to third parties and taxes as compared to 1996. Net production related to the royalty income received by the Trust in 1997 was approximately 17,031,000 MMBtu as compared to 23,636,000 MMBtu and 25,545,000 MMBtu in 1996 and 1995, respectively. The lower volumes were due to lower production along with adjustments for Unit expansion in 1996, 1995 and 1994. Interest income for 1997 was $67,558 as compared to $78,549 and $90,476 for 1996 and 1995, respectively, representing lower investment income on lower average invested balances.

     General and administrative expenses for 1997 were $643,399 compared to $573,168 and $561,381 for 1996 and 1995, respectively. The increase in these expenses in 1997 was primarily due to increases in legal services as compared to the prior years.

     Distributable income for 1997 was $18,545,401 or $1.91 per Unit compared to $21,835,994 or $2.25 per Unit for 1996 and $26,053,210 or $2.69 per Unit for
1995. This decrease resulted from lower production and taxes from the Underlying Properties.

     Reserve values as of December 31, 1997 were impacted by decreases in natural gas prices used to value the reserves and the change in the NPI percentage of NPI Net Proceeds from 81 percent to 60 percent expected to occur, based on current estimates, during the year 2000. See "Item 2 -- The Royalty Interests -- NPI Percentage Changes." The year end prices required to be utilized in such valuations were $1.142 per Mcf, $1.345 per Mcf and $.81 per Mcf at December 31, 1997, 1996 and 1995, respectively.

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

     Royalty income received by the Trust in a given calendar year will generally reflect the sum of (i) proceeds from the sale of gas produced from the WI Properties (as defined in Note 1 to the financial statements of the Trust appearing elsewhere herein ("Note 1")) during the first three quarters of that year and the fourth quarter of the preceding calendar year, plus (ii) cash received by WPC with respect to the Farmout Properties (as defined in Note 1) during the first three quarters of that year (or in the month immediately following the third quarter, if received by WPC in sufficient time to be paid to the Trust) and the fourth quarter of the preceding calendar year.

     Accordingly, the royalty income included in distributable income for the years ended December 31, 1997, 1996 and 1995, was based on production volumes and natural gas prices for the twelve months ended September 30, 1997, 1996 and 1995, respectively, as shown in the table below. The production volumes included in the table are for production attributable to the Underlying Properties, and not production attributable to the Royalty Interests owned by the Trust, and are net of the amount of production attributable to WPC's royalty obligations to third parties, which is determined by contractual arrangement with such parties.

                                                           TWELVE MONTHS ENDED SEPTEMBER 30,
                                                         --------------------------------------
                                                            1997          1996          1995
                                                         ----------    ----------    ----------
Production, Net (MMBtu)(1)
     WI Properties.....................................  14,089,778    21,483,636    24,556,075
     Farmout Properties(2).............................   6,936,604     7,696,547     6,980,709
Average Blanco Hub Spot Price ($/MMBtu)................  $     2.28    $     1.34    $     1.22
Average Net Wellhead Price
     WI Properties ($/MMBtu)...........................  $      .98    $     1.11    $     1.20

---------------

(1) Million British Thermal Units.

(2) Includes previously reported estimated amounts for certain months.

     Production from the WI Properties is generally sold pursuant to the Gas Purchase Contract. For more information regarding the Gas Purchase Contract and the right of WFS Gas Resources to recoup certain Price Credits, see "Item
2 -- The Royalty Interests -- Gas Purchase Contract."

     The information herein concerning production and prices relating to the Underlying Properties is based on information prepared and furnished by WPC to the Trustee. The Trustee has no control over and no responsibility relating to the operation of the Underlying Properties.

YEAR 2000 ISSUE

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations. If a company or organization does not successfully address its Year 2000 issues, it may face material adverse consequences.

     The Trust is reliant on the performance of Williams and third party vendors for the receipt of royalty income, payment of expenses and disbursement of distributable income. The Trustee can provide no assurance as to whether Williams and third party vendors will successfully address the Year 2000 issue. Failing to successfully address the Year 2000 issue by Williams and third party vendors could have a material adverse impact on the Trust and its Unitholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Inapplicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Audited Statements of Assets, Liabilities and Trust Corpus of the Trust as of December 31, 1997 and 1996, and the related Statements of Distributable Income and Changes in Trust Corpus for each of the three years in the period ended December 31, 1997, are included in this Form 10-K.

                         REPORT OF INDEPENDENT AUDITORS

The Trustee
Williams Coal Seam Gas Royalty Trust

     We have audited the accompanying statements of assets, liabilities and trust corpus of Williams Coal Seam Gas Royalty Trust as of December 31, 1997 and 1996, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As described in Note 2 to the financial statements, these financial statements have been prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than generally accepted accounting principles.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of Williams Coal Seam Gas Royalty Trust at December 31, 1997 and 1996, and its distributable income and its changes in trust corpus for each of the three years in the period ended December 31, 1997, on the basis of accounting described in Note 2.

                                                  /s/ ERNST & YOUNG LLP

Tulsa, Oklahoma
March 27, 1998

                      WILLIAMS COAL SEAM GAS ROYALTY TRUST
                              FINANCIAL STATEMENTS

               STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                      DECEMBER 31,
                                                               --------------------------
                                                                  1997           1996
                                                               -----------    -----------
ASSETS
Current assets -- cash and cash equivalents.................   $    30,636    $   165,290
Royalty interests in oil and gas properties (less
  accumulated amortization of $77,150,886 and $68,569,217 at
  December 31, 1997 and 1996, respectively) (Note 2)........    61,415,777     69,997,446
                                                               -----------    -----------
          Total.............................................   $61,446,413    $70,162,736
                                                               ===========    ===========
LIABILITIES AND TRUST CORPUS
Current liabilities:
  Payable to The Williams Companies, Inc. (Note 4)..........   $    56,275    $    54,636
  Other accounts payable....................................       118,438         86,527
                                                               -----------    -----------
Current liabilities.........................................       174,713        141,163
Trust corpus (9,700,000 units of beneficial interest
  authorized and outstanding) (Note 2)......................    61,271,700     70,021,573
                                                               -----------    -----------
          Total.............................................   $61,446,413    $70,162,736
                                                               ===========    ===========

STATEMENTS OF DISTRIBUTABLE INCOME

                                                               YEAR ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1997           1996           1995
                                                      -----------    -----------    -----------
Royalty income.....................................   $19,121,242    $22,330,613    $26,524,115
Interest income....................................        67,558         78,549         90,476
                                                      -----------    -----------    -----------
  Total............................................    19,188,800     22,409,162     26,614,591
General and administrative expenses (Note 4).......      (643,399)      (573,168)      (561,381)
                                                      -----------    -----------    -----------
Distributable income...............................   $18,545,401    $21,835,994    $26,053,210
                                                      ===========    ===========    ===========
Distributable income per Unit (9,700,000 units)
  (Note 2).........................................   $      1.91    $      2.25    $      2.69
                                                      ===========    ===========    ===========
Distributions per Unit (Note 5)....................   $      1.93    $      2.25    $      2.69
                                                      ===========    ===========    ===========

STATEMENTS OF CHANGES IN TRUST CORPUS

                                                             YEAR ENDED DECEMBER 31,
                                                   --------------------------------------------
                                                       1997            1996            1995
                                                   ------------    ------------    ------------
Trust corpus, beginning of year.................   $ 70,021,573    $ 82,695,754    $ 99,881,511
Amortization of royalty interests...............     (9,581,669)    (12,726,013)    (17,128,499)
Distributable income............................     18,545,401      21,835,994      26,053,210
Distributions to Unitholders (Note 5)...........    (18,713,605)    (21,784,162)    (26,110,468)
                                                   ------------    ------------    ------------
Trust corpus, end of year.......................   $ 61,271,700    $ 70,021,573    $ 82,695,754
                                                   ============    ============    ============

                             See accompanying notes

                      WILLIAMS COAL SEAM GAS ROYALTY TRUST

                         NOTES TO FINANCIAL STATEMENTS

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

     The Trust was formed to acquire and hold certain net profits interests (the "Royalty Interests") in proved natural gas properties located in the San Juan Basin of New Mexico and Colorado (the "Underlying Properties") owned by WPC. The Trust was initially created effective as of December 1, 1992 with a $100 contribution by WPC. On January 21, 1993, the Royalty Interests were conveyed to the Trust by WPC pursuant to the Net Profits Conveyance (the "Conveyance") dated effective as of October 1, 1992 by and among WPC, Williams, the Trustee and the Delaware Trustee, in consideration for all the 9,700,000 authorized units of beneficial interest in the Trust ("Units"). WPC transferred its Units by dividend to its parent, Williams, which sold an aggregate of 6,131,209 Units to the public through various underwriters in January and February 1993 (the "Public Offering"). During the second quarter of 1995 Williams transferred its remaining Units to Williams Holdings of Delaware, Inc. ("WHD"), a separate holding company for Williams' non-regulated businesses. Substantially all of the production attributable to the Underlying Properties is from the Fruitland coal formation and constitutes "coal seam" gas that entitles the owners of such production, provided certain requirements are met, to tax credits for Federal income tax purposes pursuant to Section 29 of the Internal Revenue Code of 1986, as amended.

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

     The only assets of the Trust, other than cash and cash equivalents being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Royalty Interests. The Royalty Interests consist primarily of a net profits interest (the "NPI") in the Underlying Properties. The NPI generally entitles the Trust to receive 81 percent of the NPI Net Proceeds, as defined below, attributable to (i) gas produced and sold from WPC's net revenue interests (working interests less lease burdens) in the properties in which WPC has a working interest (the "WI Properties") and (ii) the revenue stream received by WPC attributable to its 35 percent net profits interest in 5,348 gross acres in La Plata County, Colorado (the "Farmout Properties"). The Royalty Interests also include a 20 percent interest in WPC's Infill Net Proceeds, as defined below, from the sale of production if well spacing rules are effectively modified and additional wells are drilled on producing drilling blocks on the WI Properties (the "Infill Wells") during the term of the Trust. No Infill Wells have been drilled on the WI Properties to date. "NPI Net Proceeds" consists generally of the revenue stream received by WPC from its 35 percent net profits interest in the Farmout Properties, plus the aggregate proceeds attributable to WPC's net revenue interest, based on the price paid at or in the vicinity of the wellhead (the "Wellhead"), of gas produced from the WI Properties, less WPC's share of certain taxes and costs. "Infill Net Proceeds" consists generally of the aggregate proceeds, based on the price at the Wellhead, of gas produced from WPC's net revenue interest in any Infill Wells less certain taxes and costs. The NPI

                      WILLIAMS COAL SEAM GAS ROYALTY TRUST
percentage is subject to certain future downward adjustments based on a rate of return computation once cumulative aggregate production targets are met. Based on current estimates, a downward adjustment to the NPI is expected during the year 2000. The complete definitions of NPI Net Proceeds and Infill Net Proceeds are set forth in the Conveyance.

2. BASIS OF ACCOUNTING

     The financial statements of the Trust are prepared on a modified cash basis and are not intended to present financial position and results of operations in conformity with generally accepted accounting principles ("GAAP"). Preparation of the Trust's financial statements on such basis includes the following:

     - Revenues are recognized in the period in which amounts are received by the Trust. General and administrative expenses are recognized on an accrual basis.

     - Amortization of the Royalty Interests is calculated on a Unit-of-production basis and charged directly to trust corpus.

     - Distributions to Unitholders are recorded when declared by the Trustee (see Note 5).

     The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because royalty income is not accrued in the period of production and amortization of the Royalty Interests is not charged against operating results.

     Williams sold an aggregate of 5,980,000 Units of the Trust's authorized 9,700,000 Units in the Public Offering at the offering price of $20 per Unit, retaining 3,720,000 Units. Subsequently, Williams sold an additional 151,209 Units for $23.50 per Unit. Accordingly, the statements of assets, liabilities and trust corpus at December 31, 1997 and 1996 reflect the sale of these Units at the respective sale prices thereof, as well as the remaining 3,568,791 Units at Williams' historical cost. During the second quarter of 1995 Williams transferred its Units to WHD, a separate holding company for Williams' non-regulated businesses. If WHD, in the future, should sell all or a portion of its retained Units, at that time, the carrying value on the Trust's statements of assets, liabilities and trust corpus may again be adjusted from WHD's historical cost to the subsequent sale price with respect to the Units sold.

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

     Production from the coal seam gas wells drilled after December 31, 1979 and prior to January 1, 1993, qualifies for the Federal income tax credit for producing nonconventional fuels under Section 29 of the Internal Revenue Code. This tax credit is calculated annually based on each year's qualified production through the year 2002. Such credit, based on the Unitholder's pro rata share of qualifying production, may not reduce his regular tax liability (after the foreign tax credit and certain other non-refundable credits) below his alternative minimum tax. Any part of the Section 29 credit not allowed for the tax year solely because of this limitation is subject to certain carryover provisions. Each Unitholder should consult his tax advisor regarding Trust tax compliance matters.

                      WILLIAMS COAL SEAM GAS ROYALTY TRUST

4. RELATED PARTY TRANSACTIONS

     Williams provides accounting, bookkeeping and informational services to the Trust in accordance with an Administrative Services Agreement effective December 1, 1992. The fee is $50,000 per quarter, escalating 3 percent each October 1 commencing October 1, 1993. Amounts payable by the Trust to Williams at December 31, 1997 and 1996 represent the fourth quarter fees. Aggregate fees incurred by the Trust to Williams in 1997, 1996 and 1995 were $236,191, $220,183 and $213,771, respectively.

     Aggregate fees paid by the Trust to the trustees in 1997, 1996 and 1995 were $44,978, $43,360 and $40,990, respectively.

5. DISTRIBUTIONS TO UNITHOLDERS

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

     In addition to the regular quarterly distributions, under certain circumstances specified in the Trust Agreement (such as upon a purchase price adjustment, if any, or pursuant to the sale of a Royalty Interest) the Trust would make a special distribution (a "Special Distribution Amount"). A Special Distribution Amount would be made when amounts received by the Trust under such circumstances aggregated in excess of $9,000,000. The record date for a Special Distribution Amount will be the 15th day following receipt of amounts aggregating a Special Distribution Amount by the Trust (unless such day is not a business day in which case the record date will be the next business day thereafter) unless such day is within 10 days of the record date for a Quarterly Distribution Amount in which case the record date will be the date as is established for the next Quarterly Distribution Amount. Distribution to Unitholders of a Special Distribution Amount will be made no later than 15 days after the Special Distribution Amount record date.

6. CONTINGENCIES

     Under the terms of the gas purchase contract entered into by WPC and WFS Gas Resources Company ("WFS Gas Resources") (as successor to Williams Gas Marketing Company), as amended (the "Gas Purchase Contract"), additional revenues may be paid to the Trust to meet the Minimum Purchase Price provision of 97 percent of $1.75 per MMBtu (see Item 2 -- The Royalty Interests -- Gas Purchase Contract). This additional revenue is subject to recoupment by the purchaser from future revenues received from production commencing after January 1, 1994 when the applicable index price exceeds the Minimum Purchase Price as long as the Minimum Purchase Price commitment is in effect. The primary term of the Gas Purchase Contract expired on December 31, 1997, at which time WFS Gas Resources had the option to discontinue paying the Minimum Purchase Price by giving notice of its election to pay solely on an index price. For the contract year January 1, 1998 through December 31, 1998, WFS Gas Resources did not exercise this option and the pricing mechanism of the Primary Term remains in effect.

                      WILLIAMS COAL SEAM GAS ROYALTY TRUST

     The applicable index price was above the Minimum Purchase Price throughout most of 1997. Pursuant to the terms of the Gas Purchase Contract, WPC established a price credit account. WPC estimates that, as of December 31, 1997, WFSGR had aggregate price credits in the price credit account of approximately $13.9 million of which the Trust's 81 percent interest was approximately $11.3 million. The applicable index price was above the Minimum Purchase Price in January and February 1998.

     The entitlement of WFSGR to recoup the price credits means that if and when the applicable Blanco Hub Spot Price is above $1.75 per MMBtu, royalty income paid to the Trust is reduced until such time as such price credits have been fully recouped. Cash distributions to the Unitholders in 1997 were reduced by approximately $9 million in recoupments of the price credits.

     The majority of the production attributable to the Trust is within Federal units. Unit participating areas are formed by pooling production from the participating area. Entitlement to the pooled production is based on each party's acreage in the participating area divided by the total participating acreage. Wells drilled outside the participating area may create an enlargement to the participating area and a revision of the Unit ownership entitlement. The Bureau of Land Management ("BLM") must approve Unit participating area expansions. The effective date for Unit expansions is retroactive to the date the well creating the expansion was tested. The revenues presented in the accompanying statements of distributable income are on an entitlement basis and reflect the most recent BLM participating area approvals at December 31, 1997, 1996 and 1995, respectively. There are pending or anticipated applications or approvals for additional participating area enlargements. WPC has advised the Trustee that it does not believe that final approval of these Unit participating area enlargements and the resulting retroactive adjustments, if any, will have a material impact on the revenues as presented in these statements.

     The Trustee has been advised by WPC that the Minerals Management Service ("MMS"), a subagency of the U.S. Department of the Interior, has from time to time considered the inclusion of the value of the Section 29 tax credits attributable to coal seam gas production in the calculation of gross proceeds for purposes of calculating the royalty that is payable to the MMS. On August 30, 1993, the U.S. Office of the Inspector General (the "OIG") issued an audit report stating that Section 29 tax credits should be included in the calculation of gross proceeds and recommending that the MMS pursue collection of additional royalties with respect to past and future production. On December 8, 1993, however, the Office of the Solicitor of the U.S. Department of the Interior gave its opinion to the MMS that the report of the OIG was incorrect and that Section 29 tax credits are not part of gross proceeds for the purpose of Federal royalty calculations. WPC believes that any such inclusion of the value of Section 29 tax credits for the purposes of calculating royalty payments required to be made on Federal and Indian lands would be inappropriate since all mineral interest owners, including royalty owners, are entitled to Section 29 tax credits for their proportionate share of qualifying coal seam gas production. WPC has advised the Trustee that it would vigorously oppose any attempt by the MMS to require the inclusion of the value of Section 29 tax credits in the calculation of gross proceeds. However, if such regulations were adopted and upheld, royalty payments would be increased which would decrease NPI Net Proceeds and, therefore, the amounts payable to the Trust. The reduction in amounts payable to the Trust would cause a corresponding reduction in associated Section 29 tax credits available to Unitholders.

     The Southern Ute Indian Tribe (the "Tribe") filed a lawsuit on December 31, 1991, challenging the legal rights of WPC and others to extract coal seam gas from certain properties within the Tribal boundaries. The Tribe is seeking compensation from the producers and the oil and gas estate owners for the value of the gas allegedly wrongfully taken from the Tribe. Amoco, on behalf of itself, WPC, and the other defendants named in the lawsuit (the "Defendant Class"), is vigorously defending the lawsuit. On September 13, 1994, the United States District Court for the District of Colorado (the "District Court") issued a memorandum opinion and order in the litigation granting the motion for summary judgment filed by the defendant class on the question of ownership of the coal seam gas. The District Court ruled that the U.S. Congress did not

                      WILLIAMS COAL SEAM GAS ROYALTY TRUST
reserve the coal seam gas in the Coal Land Acts of 1909 and 1910, and denied the Tribe's claim of equitable ownership of the coal seam gas. The Tribe appealed the order to the United States Court of Appeals for the Tenth Circuit (the "Court of Appeals"), which issued an opinion dated July 16, 1997 reversing the District Court and holding that coal seam gas was "an integral component of coal" and had therefore been vested in the Tribe as owners of the coal resource. The Court of Appeals remanded the matter to the District Court for further proceedings consistent with its decision. Amoco, as class representative of the Defendant Class, subsequently sought and obtained a rehearing en banc from the Court of Appeals on the ownership issue. The en banc hearing was held on March 17, 1998, and no ruling has to date been issued. WPC has agreed to indemnify the Trust from and against any loss, charge or liability as may arise in respect of the Underlying Properties or the Royalty Interests in connection with the defense of such lawsuit and all legal costs the Trust might incur if the Trust is named as a defendant in such litigation. WPC's indemnity with respect to the Farmout Properties is limited to its retained interest share of any settlement costs that may reduce the revenue stream it receives from its 35 percent net profits interest in the Farmout Properties. If the Tribe is successful in showing that WPC has no right to produce or receive proceeds from the Fruitland coal formation, WPC has agreed to pay to the Trust, in addition to the indemnification described above, for distribution to the then current Unitholders as a return of a portion of the original purchase price paid for the Units in the Public Offering, an amount equal to $1.47 per Mcf multiplied by the estimated reserves in the October 1, 1992 Reserve Report (as defined) attributable to the interest of the Trust in the Farmout Properties subject to such dispute minus the aggregate cash distributions paid by the Trust prior to the date of such redetermination and minus the tax benefits, if any, available to the Unitholders and attributable to the portion of the interest of the Trust in the Farmout Properties so purchased. Williams has agreed to pay the above described obligations of WPC to the extent not paid by WPC when due and payable. If an adverse decision were to be received, WPC has advised the Trustee of the Trust that it believes the adjustment to the statements presented here would not be significant for the periods presented. See "Item 2 -- The Royalty
Interest -- Title to Properties -- Southern Ute Litigation" for additional information regarding this litigation .

     Also, a Tribal Proposed Mineral Assignment Ordinance (the "Proposed Ordinance") could apply to the conveyance to the Trust of the Farmout Properties involving Tribal mineral interests. Although the Proposed Ordinance does not specifically reference a net profits interest, it is possible that the Tribe would consider the assignment of the net profits interest tied to Tribal mineral interests as being covered by the Proposed Ordinance and requiring the approval of the Chairman of the Tribe. If the Proposed Ordinance is applicable, the assignment of the net profits interest would not be approved if the Tribe determined that such creation would not be in the best interest of the Tribe and, absent such Tribal approval, the net profits interest would be invalid. In addition, a knowing violation could result in removal of the offending party from the reservation and the party's forfeiture of any Tribal mineral interests located on the reservation. Under the Proposed Ordinance, a mineral interest owner is limited to seeking declaratory relief in Tribal Court. Additionally, under the Proposed Ordinance, the Tribe would have a right of first refusal to acquire the net profits interest associated with Tribal leases. The Tribe would have 120 days after the submission of a completed assignment of a Tribal Mineral Interest Form to exercise the right to acquire said interest for the same terms and conditions as are disclosed by the filing. It is unknown if the Proposed Ordinance will be enacted at all, enacted in its current form or enacted in an altered form. Therefore, the potential effect of the Proposed Ordinance cannot be accessed at this time.

     While no assurances can be given the Trustee of the Trust does not believe that the ultimate resolution of the foregoing matters, taken as a whole, will have a material adverse effect on the Trust Corpus or distributable income.

                      WILLIAMS COAL SEAM GAS ROYALTY TRUST

7. SUBSEQUENT EVENT

     Subsequent to December 31, 1997, the Trust declared the following distribution:

QUARTERLY RECORD DATE    PAYMENT DATE     DISTRIBUTION PER UNIT
---------------------    ------------     ---------------------
  February 17, 1998    February 27, 1998        $.302872

     The Trustee has estimated the Section 29 tax credit associated with the February 17, 1998 quarterly distribution to be $.26 per Unit.

8. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth the royalty income, distributable income and distributable income per Unit of the Trust for each quarter in the years ended December 31, 1997 and 1996 (in thousands, except per Unit amounts):

                                                    ROYALTY   DISTRIBUTABLE     DISTRIBUTABLE
                 CALENDAR QUARTER                   INCOME        INCOME       INCOME PER UNIT
                 ----------------                   -------   --------------   ---------------
1997
First.............................................  $ 4,104      $ 3,929            $0.41
Second............................................    6,075        5,868             0.60
Third.............................................    4,708        4,652             0.48
Fourth............................................    4,234        4,097             0.42
                                                    -------      -------            -----
          Total...................................  $19,121      $18,546            $1.91
                                                    =======      =======            =====
1996*
First.............................................  $ 6,529      $ 6,393            $0.66
Second............................................    4,818        4,615             0.48
Third.............................................    5,654        5,559             0.57
Fourth............................................    5,530        5,269             0.54
                                                    -------      -------            -----
          Total...................................  $22,331      $21,836            $2.25
                                                    =======      =======            =====

---------------

* Adjustments for Unit expansion decreased the distributions for the second, third and fourth quarters of 1996.

     Selected 1997 fourth quarter data are as follows (in thousands except per Unit amounts):

Royalty income..............................................  $4,234
Interest income.............................................      14
General and administrative expenses.........................    (151)
                                                              ------
Distributable income........................................  $4,097
                                                              ======
Distributable income per Unit (9,700,000 units).............  $ 0.42
                                                              ======
Distribution per Unit.......................................  $ 0.43
                                                              ======

9. SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

     The net proved reserves attributable to the Royalty Interests have been estimated as of December 31, 1997, 1996, and 1995, by independent petroleum engineers. In accordance with Statement of Financial Accounting Standards No. 69, estimates of future net revenues from proved reserves have been prepared using contractual gas prices and related costs. The standardized measure of future net revenues from the gas

                      WILLIAMS COAL SEAM GAS ROYALTY TRUST
reserves is calculated based on discounting such future net revenues at an annual rate of 10 percent. The Blanco Hub Spot Price for December 1997 of $2.16 per MMBtu, after adjustments for certain costs and provisions of the Gas Purchase Contract, including potential recoupment of the price credits, resulted in a weighted average wellhead price of $1.14 per Mcf. This computed price does not include any possible future increases which may result upon the full recoupment of the price credit. The standardized measure of discounted future net revenues below has been reduced by operating and development costs which such costs are paid by Williams and are included in computing the royalty income of the Trust. The standardized measure has not been reduced for income taxes as no income taxes are paid by the Trust (Note 3).

     Numerous uncertainties are inherent in estimating volumes and value of proved reserves and in projecting future production rates and timing of development expenditures. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserve estimates.

     The reserve estimates as of December 31, 1996 and 1995 and January 1, 1995 for Royalty Interests are based on a percentage share of NPI Net Proceeds payable to the Trust of 81 percent. Based on inception to date experience in estimating reserves production history and more detailed information with regard to the status of the interest in the NPI, the reserve estimates as of December 31, 1997 for Royalty Interests are adjusted to reflect possible reduction of the NPI upon meeting certain production targets and certain rates of return expected to be met in the future.

                                                              NATURAL GAS
                                                                (MMCF)
                                                              -----------
Proved reserves at January 1, 1995..........................      161,575
Revisions of previous estimates.............................       30,299*
Production..................................................      (29,050)
                                                              -----------
Proved reserves at December 31, 1995........................      162,824
Revisions of previous estimates.............................        9,763
Production..................................................      (23,196)
                                                              -----------
Proved reserves at December 31, 1996........................      149,391
Revisions of previous estimates.............................      (12,259)
Production..................................................      (17,264)
Changes due to revision of interest.........................      (17,820)
                                                              -----------
Proved reserves at December 31, 1997........................      102,048
                                                              ===========

---------------

* Includes reserve increases resulting from well recompletions and other factors.

     All proved reserve estimates presented above at December 31, 1997, 1996 and 1995 and January 1, 1995 are proved developed.

     Proved reserves are estimated quantities of natural gas which geological and engineering data indicate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves which can be expected to be recovered through existing wells with existing equipment and operating methods.

                      WILLIAMS COAL SEAM GAS ROYALTY TRUST

     The following table sets forth the standardized measure of discounted future net revenues at
December 31, 1997, 1996 and 1995 relating to proved reserves (in thousands):

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1997        1996        1995
                                                     --------    --------    --------
Future cash inflows................................  $103,497    $  1,995    $131,819
Future production taxes............................   (12,461)    (13,444)     (8,897)
                                                     --------    --------    --------
Future net cash flows..............................    91,036     187,602     122,922
10% discount factor................................   (25,198)    (63,149)    (43,089)
                                                     --------    --------    --------
Standardized measure of discounted future net
  revenues.........................................  $ 65,838    $124,453    $ 79,833
                                                     ========    ========    ========

     The following table sets forth the changes in the aggregate standardized measure of discounted future net revenues from proved reserves during the years ended December 31, 1997, 1996 and 1995 (in thousands):

                                                       1997        1996        1995
                                                     --------    --------    --------
Balance at January 1...............................  $124,453    $ 79,833    $ 99,160
Increase (decrease) due to:
  Net sales of coal seam gas.......................   (18,065)    (20,629)    (27,603)
  Net changes in prices and costs..................   (27,518)     46,392     (17,547)
  Development costs incurred.......................         0         724         449
  Net change in cost estimates.....................         0        (724)       (449)
  Change in estimated volumes......................    (8,448)      8,133      14,856
  Accretion of discount............................    12,445       7,983       9,916
  Changes in revision of interest..................   (11,095)         --          --
  Other............................................    (5,934)      2,741       1,051
                                                     --------    --------    --------
                                                      (58,615)     44,620     (19,737)
                                                     --------    --------    --------
Balance at December 31.............................  $ 65,838    $124,453    $ 79,833
                                                     ========    ========    ========

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

     Compensation of the Trustee, Delaware Trustee and Transfer Agent. The Trust Agreement provides for compensation to the Trustee and the Delaware Trustee for administrative services, out of the Trust assets. The Trustee is paid a 1997 base amount of $37,817, plus an hourly charge for services in excess of a combined total of 300 hours annually at the Trustee's then standard rate. The Delaware Trustee is paid a fixed annual amount which was initially set at $5,000. The Trustee and the Delaware Trustee received total compensation for 1997 of $37,817 and $7,161, respectively. The base amount of the Trustee's fee and the amount of the Delaware Trustee's fee for administrative services escalate at the rate of 3 percent per year. The Trustee and the Delaware Trustee are each entitled to reimbursement for out-of-pocket expenses. Upon termination of the Trust, the Trustee will receive, in addition to its out-of-pocket expenses, a termination fee in the amount of $8,000.

     The Transfer Agent receives a transfer agency fee of $5.50 annually per account (minimum of $15,000 annually), subject to change each December, based upon the change in the Producers' Price Index as published by the Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued in excess of 10,000 annually. The total fees paid by the Trust to the Transfer Agent in 1997 were $30,580.

     Fees to Williams. Williams will receive, throughout the term of the Trust, an administrative services fee for accounting, bookkeeping and informational services relating to the Royalty Interests as described below in "Item
13 -- Administrative Services Agreement."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) Security Ownership of Certain Beneficial Owners. The following table sets forth as of March 13, 1998 information with respect to the only Unitholder who was known to the Trustee to be a beneficial owner of more than 5 percent of the outstanding Units.

                                                              NUMBER OF UNITS      PERCENT
           NAME AND ADDRESS OF BENEFICIAL OWNER              BENEFICIALLY OWNED    OF CLASS
           ------------------------------------              ------------------    --------
Williams Holdings of Delaware, Inc.........................      3,568,791           36.8%
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

     (b) Security Ownership of Management. The Trust has no directors or executive officers. As of March 16, 1998, NationsBank of Texas, N.A., the Trustee, held an aggregate of 1,000 Units in various fiduciary capacities, with no investment or voting powers. As of March 16, 1998, Chemical Bank Delaware, the Delaware Trustee, did not beneficially own any Units.

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

     The Administrative Services Agreement obligates the Trust to pay to Williams each quarter an administrative services fee for accounting, bookkeeping and informational services relating to the Royalty Interests. The administrative services fee was $51,500 per calendar quarter commencing October 1, 1993, through and including the quarter ended September 30, 1994, and increases 3 percent each October 1. Accordingly, the total of the administrative services fees paid by the Trust to Williams in 1997 was $236,191.

POTENTIAL CONFLICTS OF INTEREST

     The interests of Williams and its subsidiaries and the interests of the Trust and the Unitholders with respect to the Underlying Properties could at times be different. As a working interest owner in the WI Properties, WPC could have interests that conflict with the interests of the Trust and Unitholders. For example, such conflicts could be due to a number of factors including, but not limited to, future budgetary considerations and the absence of any contractual obligation on the part of WPC to spend for development of the WI Properties, except as noted herein. Such decisions may have the effect of changing the amount or timing of future distributions to Unitholders. WPC's interests may also conflict with those of the Trust and Unitholders in situations involving the sale or abandonment of Underlying Properties. WPC has the right at any time to sell any of the Underlying Properties subject to the Royalty Interests and under certain circumstances may abandon any of the WI Properties. Such sales or abandonment may not be in the best interest of the Trust. In addition, WFS Gas Resources has the right, exercisable in its sole discretion, at any time after December 31, 1997 to terminate its Minimum Purchase Price commitment under the Gas Purchase Contract. Williams' interests could conflict with those of the Trust and Unitholders to the extent the interests of WFS Gas Resources, under the Gas Purchase Contract, or WFS and WFS Gas Resources, under the Gas Gathering Contract, differ from the interests of the Trust and the Unitholders. Except for amendments to the Gas Gathering Contract or Gas Purchase Contract that must be approved by the vote of a majority of the Unitholders present at a meeting at which a quorum is present if such amendment would materially adversely affect Trust revenues, no mechanism or procedure has been included to resolve potential conflicts of interest between the Trust and Williams, WPC or their affiliates.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this report:

  1. Financial Statements (included in Item 8 of this report)

                                                             PAGE IN THIS
                                                                REPORT
                                                             ------------
          Report of Independent Auditors....................      39
          Statements of Assets, Liabilities and Trust Corpus
          as of December 31, 1997 and 1996..................      40
          Statements of Distributable Income for the years
          ended December 31, 1997, 1996 and 1995............      40
          Statements of Changes in Trust Corpus for the
          years ended December 31, 1997, 1996 and 1995......      40
          Notes to Financial Statements.....................      41

  2. Financial Statement Schedules

     Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

  3. Exhibits

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           3.1           -- Certificate of Trust of Williams Coal Seam Gas Royalty
                            Trust (filed as Exhibit 3.1 to the Registrant's Form 10-K
                            for the year ended December 31, 1992 and incorporated
                            herein by reference).
           4.1           -- Trust Agreement of Williams Coal Seam Gas Royalty Trust
                            effective as of December 1, 1992, by and among Williams
                            Production Company, The Williams Companies, Inc. and
                            Chemical Bank Delaware and NationsBank of Texas, N.A., as
                            trustees (filed as Exhibit 4.1 to the Registrant's Form
                            10-K for the year ended December 31, 1992 and
                            incorporated herein by reference).
           4.2           -- First Amendment to the Trust Agreement of Williams Coal
                            Seam Gas Royalty Trust effective as of December 15, 1992,
                            by and among Williams Production Company, The Williams
                            Companies, Inc., Chemical Bank Delaware and NationsBank
                            of Texas, N.A. (filed as Exhibit 4.2 to the Registrant's
                            Form 10-K for the year ended December 31, 1992 and
                            incorporated herein by reference).
           4.3           -- Second Amendment to the Trust Agreement of Williams Coal
                            Seam Gas Royalty Trust effective as of January 12, 1993,
                            by and among Williams Production Company, The Williams
                            Companies, Inc., Chemical Bank Delaware and NationsBank
                            of Texas, N.A. (filed as Exhibit 4.3 to the Registrant's
                            Form 10-K for the year ended December 31, 1992 and
                            incorporated herein by reference).
           4.4           -- Net Profits Conveyance effective as of October 1, 1992, by and among Williams Production Company, The Williams
                            Companies, Inc., and NationsBank of Texas, N.A. and
                            Chemical Bank Delaware (filed as Exhibit 4.4 to the
                            Registrant's Form 10-K for the year ended December 31,
                            1992 and incorporated herein by reference).
          10.1           -- Administrative Services Agreement effective December 1,
                            1992, by and between The Williams Companies, Inc. and
                            Williams Coal Seam Gas Royalty Trust (filed as Exhibit
                            10.1 to the Registrant's Form 10-K for the year ended
                            December 31, 1992 and incorporated herein by reference).
          10.2           -- Gas Purchase Agreement dated October 1, 1992, by and
                            between Williams Gas Marketing Company and Williams
                            Production Company (filed as Exhibit 10.2 to the
                            Registrant's Form 10-K for the year ended December 31,
                            1992 and incorporated herein by reference).
          10.3           -- First Amendment to the Gas Purchase Agreement effective
                            January 12, 1993, by and between Williams Gas Marketing
                            Company and Williams Production Company (filed as Exhibit
                            10.3 to the Registrant's Form 10-K for the year ended
                            December 31, 1992 and incorporated herein by reference).
          10.4           -- Gas Gathering and Treating Agreement effective October 1,
                            1992, by and between Williams Field Services Company and
                            Williams Gas Marketing Company (filed as Exhibit 10.4 to
                            the Registrant's Form 10-K for the year ended December
                            31, 1992 and incorporated herein by reference).
          10.5           -- First Amendment to the Gas Gathering and Treating
                            Agreement effective as of January 12, 1993, by and
                            between Williams Field Services Company and Williams Gas
                            Marketing Company (filed as Exhibit 10.5 to the
                            Registrant's Form 10-K for the year ended December 31,
                            1992 and incorporated herein by reference).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.6           -- Amendment #2 to the Gas Gathering and Treating Agreement
                            dated as of October 1, 1993, by and between Williams
                            Field Services Company and Williams Gas Marketing Company
                            (filed as Exhibit 10.6 to the Registrant's Form 10-K for
                            the year ended December 31, 1993 and incorporated herein
                            by reference).
          10.7           -- Amendment #3 to the Gas Gathering and Treating Agreement
                            dated as of October 1, 1993, by and between Williams
                            Field Services Company and Williams Gas Marketing Company
                            (filed as Exhibit 10.7 to the Registrant's Form 10-K for
                            the year ended December 31, 1993 and incorporated herein
                            by reference).
          10.8           -- Confirmation Agreement effective as of May 1, 1995 by and among Williams Production Company, The Williams
                            Companies, Inc. and Williams Coal Seam Gas Royalty Trust
                            (filed as Exhibit 10.1 to the Registrant's Form 10-Q for
                            the quarter ended June 30, 1995 and incorporated herein
                            by reference).
          23.1           -- Consent of Miller and Lents, Ltd.
          27.1           -- Financial Data Schedule.
          99.1           -- The information under the section captioned "Tax
                            Considerations" on pages 20-21, and the information under
                            the sections captioned "Federal Income Tax Consequences"
                            and "ERISA Considerations" on pages 45-52 of the
                            Prospectus dated January 13, 1993, which constitutes a
                            part of the Registration Statement on Form S-3 of The
                            Williams Companies, Inc. (Registration No. 33-53662)
                            (filed as Exhibit 28.1 to the Registrant's Form 10-K for
                            the year ended December 31, 1992 and incorporated herein
                            by reference).
          99.2           -- Reserve Report, dated November 21, 1992, on the estimated reserves, estimated future net revenues and the
                            discounted estimated future net revenues attributable to
                            the Royalty Interests and the Underlying Properties as of
                            October 1, 1992, prepared by Miller and Lents, Ltd.,
                            independent petroleum engineers, included as Exhibit A of
                            the Prospectus dated January 13, 1993, which constitutes
                            a part of the Registration Statement on Form S-3 of The
                            Williams Companies, Inc. (Registration No. 33-53662)
                            (filed as Exhibit 28.1 to the Registrant's Form 10-K for
                            the year ended December 31, 1992 and incorporated herein
                            by reference).
          99.3           -- Reserve Report, dated February 23, 1994, on the estimated reserves attributable to the Royalty Interests as of
                            December 31, 1993 (but using October 1, 1992 Reserve
                            Report pricing), prepared by Miller and Lents, Ltd.,
                            independent petroleum engineers (filed as Exhibit 99.4 to
                            the Registrant's Form 10-K for the year ended December
                            31, 1993 and incorporated herein by reference).
          99.4           -- Reserve Report, dated February 23, 1994, on the estimated reserves, estimated future net revenues and the
                            discounted estimated future net revenues attributable to
                            the Royalty Interests and the Underlying Properties as of
                            December 31, 1993, prepared by Miller and Lents, Ltd.,
                            independent petroleum engineers (filed as Exhibit 99.5 to
                            the Registrant's Form 10-K for the year ended December
                            31, 1993 and incorporated herein by reference).
          99.5           -- Reserve Report, dated February 28, 1995, on the estimated reserves, estimated future net revenues and the
                            discounted estimated future net revenues attributable to
                            the Royalty Interests and the Underlying Properties as of
                            December 31, 1994, prepared by Miller and Lents, Ltd.,
                            independent petroleum engineers (filed as Exhibit 99.6 to
                            the Registrant's Form 10-K for the year ended December
                            31, 1994 and incorporated herein by reference).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          99.6           -- Reserve Report, dated March 8, 1996, on the estimated
                            reserves, estimated future net revenues and the
                            discounted estimated future net revenues attributable to
                            the Royalty Interests and the Underlying Properties as of
                            December 31, 1995, prepared by Miller and Lents, Ltd.,
                            independent petroleum engineers (filed as Exhibit 99.7 to
                            the Registrant's Form 10-K for the year ended December
                            31, 1995 and incorporated herein by reference).
          99.7           -- Reserve Report, dated March 17, 1997, on the estimated
                            reserves, estimated future net revenues and the
                            discounted estimated future net revenues attributable to
                            the Royalty Interests and the Underlying Properties as of
                            December 31, 1996, prepared by Miller and Lents, Ltd.,
                            independent petroleum engineers (filed as Exhibit 99.7 to
                            the Registrant's Form 10-K for the year ended December
                            31, 1996 and incorporated herein by reference.)
          99.8           -- Reserve Report, dated March 5, 1998, on the estimated
                            reserves, estimated future net revenues and the
                            discounted estimated future net revenues attributable to
                            the Royalty Interests and the Underlying Properties as of
                            December 31, 1997, prepared by Miller and Lents, Ltd.,
                            independent petroleum engineers.

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

                                        WILLIAMS COAL SEAM GAS ROYALTY TRUST

                                        By: NATIONSBANK OF TEXAS, N.A., TRUSTEE

                                        By:        /s/ RON E. HOOPER
                                           -------------------------------------
                                                       Ron E. Hooper
                                             Vice President and Administrator

Date: March 31, 1998

            (The Registrant has no directors or executive officers.)

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
           3.1           -- Certificate of Trust of Williams Coal Seam Gas Royalty
                            Trust (filed as Exhibit 3.1 to the Registrant's Form 10-K
                            for the year ended December 31, 1992 and incorporated
                            herein by reference).
           4.1           -- Trust Agreement of Williams Coal Seam Gas Royalty Trust
                            effective as of December 1, 1992, by and among Williams
                            Production Company, The Williams Companies, Inc. and
                            Chemical Bank Delaware and NationsBank of Texas, N.A., as
                            trustees (filed as Exhibit 4.1 to the Registrant's Form
                            10-K for the year ended December 31, 1992 and
                            incorporated herein by reference).
           4.2           -- First Amendment to the Trust Agreement of Williams Coal
                            Seam Gas Royalty Trust effective as of December 15, 1992,
                            by and among Williams Production Company, The Williams
                            Companies, Inc., Chemical Bank Delaware and NationsBank
                            of Texas, N.A. (filed as Exhibit 4.2 to the Registrant's
                            Form 10-K for the year ended December 31, 1992 and
                            incorporated herein by reference).
           4.3           -- Second Amendment to the Trust Agreement of Williams Coal
                            Seam Gas Royalty Trust effective as of January 12, 1993,
                            by and among Williams Production Company, The Williams
                            Companies, Inc., Chemical Bank Delaware and NationsBank
                            of Texas, N.A. (filed as Exhibit 4.3 to the Registrant's
                            Form 10-K for the year ended December 31, 1992 and
                            incorporated herein by reference).
           4.4           -- Net Profits Conveyance effective as of October 1, 1992, by and among Williams Production Company, The Williams
                            Companies, Inc., and NationsBank of Texas, N.A. and
                            Chemical Bank Delaware (filed as Exhibit 4.4 to the
                            Registrant's Form 10-K for the year ended December 31,
                            1992 and incorporated herein by reference).
          10.1           -- Administrative Services Agreement effective December 1,
                            1992, by and between The Williams Companies, Inc. and
                            Williams Coal Seam Gas Royalty Trust (filed as Exhibit
                            10.1 to the Registrant's Form 10-K for the year ended
                            December 31, 1992 and incorporated herein by reference).
          10.2           -- Gas Purchase Agreement dated October 1, 1992, by and
                            between Williams Gas Marketing Company and Williams
                            Production Company (filed as Exhibit 10.2 to the
                            Registrant's Form 10-K for the year ended December 31,
                            1992 and incorporated herein by reference).
          10.3           -- First Amendment to the Gas Purchase Agreement effective
                            January 12, 1993, by and between Williams Gas Marketing
                            Company and Williams Production Company (filed as Exhibit
                            10.3 to the Registrant's Form 10-K for the year ended
                            December 31, 1992 and incorporated herein by reference).
          10.4           -- Gas Gathering and Treating Agreement effective October 1,
                            1992, by and between Williams Field Services Company and
                            Williams Gas Marketing Company (filed as Exhibit 10.4 to
                            the Registrant's Form 10-K for the year ended December
                            31, 1992 and incorporated herein by reference).
          10.5           -- First Amendment to the Gas Gathering and Treating
                            Agreement effective as of January 12, 1993, by and
                            between Williams Field Services Company and Williams Gas
                            Marketing Company (filed as Exhibit 10.5 to the
                            Registrant's Form 10-K for the year ended December 31,
                            1992 and incorporated herein by reference).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          10.6           -- Amendment #2 to the Gas Gathering and Treating Agreement
                            dated as of October 1, 1993, by and between Williams
                            Field Services Company and Williams Gas Marketing Company
                            (filed as Exhibit 10.6 to the Registrant's Form 10-K for
                            the year ended December 31, 1993 and incorporated herein
                            by reference).
          10.7           -- Amendment #3 to the Gas Gathering and Treating Agreement
                            dated as of October 1, 1993, by and between Williams
                            Field Services Company and Williams Gas Marketing Company
                            (filed as Exhibit 10.7 to the Registrant's Form 10-K for
                            the year ended December 31, 1993 and incorporated herein
                            by reference).
          10.8           -- Confirmation Agreement effective as of May 1, 1995 by and among Williams Production Company, The Williams
                            Companies, Inc. and Williams Coal Seam Gas Royalty Trust
                            (filed as Exhibit 10.1 to the Registrant's Form 10-Q for
                            the quarter ended June 30, 1995 and incorporated herein
                            by reference).
          23.1           -- Consent of Miller and Lents, Ltd.
          27.1           -- Financial Data Schedule.
          99.1           -- The information under the section captioned "Tax
                            Considerations" on pages 20-21, and the information under
                            the sections captioned "Federal Income Tax Consequences"
                            and "ERISA Considerations" on pages 45-52 of the
                            Prospectus dated January 13, 1993, which constitutes a
                            part of the Registration Statement on Form S-3 of The
                            Williams Companies, Inc. (Registration No. 33-53662)
                            (filed as Exhibit 28.1 to the Registrant's Form 10-K for
                            the year ended December 31, 1992 and incorporated herein
                            by reference).
          99.2           -- Reserve Report, dated November 21, 1992, on the estimated reserves, estimated future net revenues and the
                            discounted estimated future net revenues attributable to
                            the Royalty Interests and the Underlying Properties as of
                            October 1, 1992, prepared by Miller and Lents, Ltd.,
                            independent petroleum engineers, included as Exhibit A of
                            the Prospectus dated January 13, 1993, which constitutes
                            a part of the Registration Statement on Form S-3 of The
                            Williams Companies, Inc. (Registration No. 33-53662)
                            (filed as Exhibit 28.1 to the Registrant's Form 10-K for
                            the year ended December 31, 1992 and incorporated herein
                            by reference).
          99.3           -- Reserve Report, dated February 23, 1994, on the estimated reserves attributable to the Royalty Interests as of
                            December 31, 1993 (but using October 1, 1992 Reserve
                            Report pricing), prepared by Miller and Lents, Ltd.,
                            independent petroleum engineers (filed as Exhibit 99.4 to
                            the Registrant's Form 10-K for the year ended December
                            31, 1993 and incorporated herein by reference).
          99.4           -- Reserve Report, dated February 23, 1994, on the estimated reserves, estimated future net revenues and the
                            discounted estimated future net revenues attributable to
                            the Royalty Interests and the Underlying Properties as of
                            December 31, 1993, prepared by Miller and Lents, Ltd.,
                            independent petroleum engineers (filed as Exhibit 99.5 to
                            the Registrant's Form 10-K for the year ended December
                            31, 1993 and incorporated herein by reference).
          99.5           -- Reserve Report, dated February 28, 1995, on the estimated reserves, estimated future net revenues and the
                            discounted estimated future net revenues attributable to
                            the Royalty Interests and the Underlying Properties as of
                            December 31, 1994, prepared by Miller and Lents, Ltd.,
                            independent petroleum engineers (filed as Exhibit 99.6 to
                            the Registrant's Form 10-K for the year ended December
                            31, 1994 and incorporated herein by reference).

        EXHIBIT
         NUMBER                                  DESCRIPTION
        -------                                  -----------
          99.6           -- Reserve Report, dated March 8, 1996, on the estimated
                            reserves, estimated future net revenues and the
                            discounted estimated future net revenues attributable to
                            the Royalty Interests and the Underlying Properties as of
                            December 31, 1995, prepared by Miller and Lents, Ltd.,
                            independent petroleum engineers (filed as Exhibit 99.7 to
                            the Registrant's Form 10-K for the year ended December
                            31, 1995 and incorporated herein by reference).
          99.7           -- Reserve Report, dated March 17, 1997, on the estimated
                            reserves, estimated future net revenues and the
                            discounted estimated future net revenues attributable to
                            the Royalty Interests and the Underlying Properties as of
                            December 31, 1996, prepared by Miller and Lents, Ltd.,
                            independent petroleum engineers (filed as Exhibit 99.7 to
                            the Registrant's Form 10-K for the year ended December
                            31, 1996 and incorporated herein by reference.)
          99.8           -- Reserve Report, dated March 5, 1998, on the estimated
                            reserves, estimated future net revenues and the
                            discounted estimated future net revenues attributable to
                            the Royalty Interests and the Underlying Properties as of
                            December 31, 1997, prepared by Miller and Lents, Ltd.,
                            independent petroleum engineers.