Form 10-Q
period 1998-03-31
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 1998-05-15
CIK 895007

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 1998

                                       or

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the transition period from           to
                                                 -----------  -----------

                         Commission File Number: 1-11608

                      WILLIAMS COAL SEAM GAS ROYALTY TRUST
             (Exact name of registrant as specified in its charter)


          Delaware                                             75-6437433
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

                                 (214) 508-2400
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Number of units of beneficial interest outstanding at May 11, 1998:
9,700,000.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         The financial statements included herein have been prepared by NationsBank of Texas, N.A., as Trustee (the "Trustee") of Williams Coal Seam Gas Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Trust's Annual Report on Form 10-K for the year ended December 31, 1997. The December 31, 1997 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 1998, and the distributable income and the changes in trust corpus for the three-month periods ended March 31, 1998 and 1997, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

         The financial statements as of March 31, 1998 and for the three-month periods ended March 31, 1998 and 1997 included herein have been reviewed by Ernst & Young LLP, independent public accountants, as stated in their report appearing herein.

                     Independent Accountants' Review Report

NationsBank of Texas, N.A.
  Trustee of Williams Coal Seam Gas Royalty Trust

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of March 31, 1998, and the related condensed statements of distributable income and the statements of changes in trust corpus for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of December 31, 1997, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein) and in our report dated March 27, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1997, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.


                                                               Ernst & Young LLP


Tulsa, Oklahoma
May 11, 1998

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(UNAUDITED)

--------------------------------------------------------------------------------

                                                    March 31,     December 31,
ASSETS                                                1998            1997
                                                  -----------     -----------
Current Assets -
        cash and cash equivalents                 $    30,234     $    30,636
Royalty interests in oil
        and gas properties
        (less accumulated
        amortization of
        $79,153,654 at
        March 31, 1998
        and $77,150,886 at
        December 31, 1997)                         59,413,009      61,415,777
                                                  -----------     -----------

TOTAL ASSETS                                      $59,443,243     $61,446,413
                                                  ===========     ===========


LIABILITIES AND TRUST CORPUS

Current Liabilities -
        trust expenses payable                    $   178,255     $   174,713

Trust corpus -
        9,700,000 units of
        beneficial interest
        authorized and
        outstanding                                59,264,988      61,271,700
                                                  -----------     -----------

TOTAL LIABILITIES
        AND TRUST CORPUS                          $59,443,243     $61,446,413
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

--------------------------------------------------------------------------------

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

--------------------------------------------------------------------------------

                                        THREE MONTHS      THREE MONTHS
                                           ENDED             ENDED
                                       March 31, 1998    March 31, 1997
                                      ----------------  ----------------
Royalty income                          $ 3,048,296      $ 4,103,814
Interest income                               9,566           12,186
                                        -----------      -----------
                                          3,057,862        4,116,000

General and administrative
        expenses                           (123,944)        (187,134)
                                        -----------      -----------
Distributable income                    $ 2,933,918      $ 3,928,866
                                        ===========      ===========

Distributable income
        per unit
        (9,700,000 units)               $       .30      $       .41
                                        ===========      ===========


The accompanying notes are an integral part of these financial statements. See accountants' review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

--------------------------------------------------------------------------------

                                                    THREE MONTHS     THREE MONTHS
                                                       ENDED            ENDED
                                                  March 31, 1998     March 31, 1997
                                                 ----------------  -----------------
Trust corpus,
        beginning of period                       $ 61,271,700      $ 70,021,574
Amortization of royalty
        interests                                   (2,002,768)       (2,063,015)
Distributable income                                 2,933,918         3,928,866
Distributions to unitholders                        (2,937,862)       (3,966,000)
                                                  ------------      ------------


Trust corpus, end
        of period                                 $ 59,264,988      $ 67,921,424
                                                  ============      ============

Distributions per unit
        (9,700,000 units)                         $        .30      $        .41
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

        On May 7, 1997, effective as of May 1, 1997, WPC transferred the Underlying Properties to an unaffiliated third party ("Buyer") pursuant to the terms of the Purchase and Sale Agreement dated as of May 1, 1997 (herein so called) between WPC and Buyer (the "Transaction"). Prior to the Transaction, WPC had owned the Underlying Properties, subject to and burdened by the Royalty Interests owned by the Trust, since the inception of the Trust. Neither the Trustee nor the Delaware Trustee has any control over or responsibility relating to the operation of the Underlying Properties. The Transaction was previously reported in the Trust's Form 10-Q for the quarter ended March 31, 1997, and thereafter described in more detail in the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 1997 (the "Transaction Form 8-K").

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

        The only assets of the Trust, other than cash and cash equivalents being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Royalty Interests. The Royalty Interests consist primarily of a net profits interest (the "NPI") in the Underlying Properties. The NPI generally entitles the Trust to receive 81 percent of the NPI Net Proceeds, as defined below, attributable to (i) gas produced and sold from WPC's net revenue interests (working interests less lease burdens) in the properties in which WPC has a working interest (the "WI Properties") and (ii) the revenue stream received by WPC attributable to its 35 percent net profits interest in 5,348 gross acres in La Plata County, Colorado (the "Farmout Properties"). The Royalty Interests also include a 20 percent interest in WPC's Infill Net Proceeds, as defined below, from the sale of production if well spacing rules are effectively modified and additional wells are drilled on producing drilling blocks on the WI Properties (the "Infill Wells") during the term of the Trust. No Infill Wells have been drilled on the WI Properties to date. "NPI Net Proceeds" consists generally of the revenue stream received by WPC from its 35 percent net profits interest in the Farmout Properties, plus the aggregate proceeds attributable to WPC's net revenue interest, based on the price paid at or in the vicinity of the wellhead (the "Wellhead"), of gas produced from the WI Properties, less WPC's share of certain taxes and costs. "Infill Net Proceeds" consists generally of the aggregate proceeds, based on the price at the Wellhead, of gas produced from WPC's net revenue interest in any Infill Wells less certain taxes and costs. The NPI percentage is subject to certain future downward adjustments based on a rate of return computation once cumulative aggregate production targets are met (see Note 7). The complete definitions of NPI Net Proceeds and Infill Net Proceeds are set forth in the Conveyance.

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

5.      SUBSEQUENT EVENTS

        Subsequent to March 31, 1998, the Trust declared the following distribution:

      Quarterly
       Record         Payment             Distribution
        Date           Date                 per Unit
      ---------      ---------            ------------
       May 15         May 30                $.533202

        The distribution per unit increased from $.302872 in the first quarter of 1998 to $.533202 in the second quarter of 1998. The increase in distributions was mainly the result of adjustments to the Trust's percentage ownership of particular wells as a result of federal unit expansions as well as a decrease in expenses related to royalties, taxes and operating costs. This increase in the distribution was partially offset by an increase in capital expenditures.

6.      CONTINGENCIES

        Under the terms of the gas purchase contract entered into by WPC and WFS Gas Resources Company ("WFS Gas Resources"), an affiliate of WPC, as amended (the "Gas Purchase Contract"), additional revenues may be paid to the Trust to meet the minimum gas price provision of 97 percent of $1.75 per MMBtu (the "Minimum Purchase Price"). This additional revenue is subject to recoupment by the purchaser from future revenues received from production commencing January 1, 1994 when the applicable index price exceeds the Minimum Purchase Price as long as the Minimum Purchase Price commitment is in effect. The primary term of the Gas Purchase Contract expired on December 31, 1997, however for calendar year 1998, WFS Gas Resources did not elect to exercise its annual option to discontinue paying under the Gas Purchase Contract by giving notice of its election to pay solely on an index price. Consequently, WFS Gas Resources will continue to purchase gas pursuant to the Gas Purchase Contract through December 31, 1998 and for additional years until such time as WFS Gas Resources exercises its annual option to discontinue paying under the Gas Purchase Contract.

        During the first quarter of 1998, the applicable index price was above the Minimum Purchase Price resulting in recoupments against the price credit account established pursuant to the terms of the Gas Purchase Contract. WPC estimates that, as of March 31, 1998, WFS Gas

Resources had aggregate price credits in the price credit account of approximately $11.9 million of which the Trust's 81 percent interest was approximately $9.6 million. The applicable index price was above the Minimum Purchase Price in April 1998.

        The entitlement of WFS Gas Resources to recoup the price credits means that if and when the applicable Blanco Hub Spot Price rises above $1.75 per MMBtu, future royalty income paid to the Trust would be reduced until such time as such price credits have been fully recouped. Corresponding cash distributions to Unitholders would also be reduced.

7.      POSSIBLE NPI PERCENTAGE CHANGE

        The NPI generally entitles the Trust to receive 81 percent of the NPI Net Proceeds. However, at the point that cumulative production from the Underlying Properties exceeds 178.5 Bcf of gas and the internal rate of return of the "after tax cash flow per Trust Unit" (as defined in the Conveyance) is equal to or greater than 12 percent but not more than 14 percent, the percentage of NPI Net Proceeds payable in respect of the NPI would be reduced to 60 percent. If such level of production is exceeded and such internal rate of return of the after tax cash flow per Trust Unit exceeds 14 percent, the percentage of NPI Net Proceeds payable in respect of the NPI would be reduced to 40 percent. WPC has advised the Trustee that the cumulative production from the Underlying Properties to date has been approximately 152.3 Bcf. Based upon projections by Miller and Lents, Ltd., the Trust's independent petroleum engineers, the internal rate of return is not currently expected to be 12 percent or higher until the third quarter of 2000, although no assurance can be made that it will not occur sooner than projected.

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

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

         For the quarter ended March 31, 1998, royalty income received by the Trust amounted to $3,048,296 as compared to $4,103,814 received for the same quarter in 1997. The decrease in royalty income is primarily due to a decline in production and an increase in expenses related to royalties, taxes, operating costs and capital expenditures. Production related to the royalty income received by the Trust in the first quarter of 1998 was 2,404,077 MMBtu as compared to 3,915,754 MMBtu for the same quarter in 1997. Interest income for the quarter ended March 31, 1998 was $9,566 compared to $12,186 for the same quarter in 1997. General and administrative expenses during the first quarter of 1998 amounted to $123,944 compared to $187,134 for the same quarter in 1997. This decrease was the result of the timing of payments of certain annual expenses such as NYSE listing fees and engineering costs paid in the first quarter of 1997.

         Distributable income for the quarter ended March 31, 1998 was $2,933,918 or $.30 per Unit compared to $3,928,866 or $.41 per Unit for the first quarter of 1997. This decrease was the result of the production decrease and an increase in expenses related to royalties, taxes, operating costs and capital expenditures. A distribution of $.302872 per Unit was made on February 27, 1998 to Unitholders of record on February 17, 1998.

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

         Royalty income received by the Trust in a given calendar quarter will generally reflect the sum of (i) proceeds from the sale of gas produced from the WI Properties during the preceding calendar quarter, plus (ii) cash received by WPC with respect to the Farmout Properties either (a) during the preceding calendar quarter or (b) if received in sufficient time to be paid to the Trust, in the month immediately following such calendar quarter. Accordingly, the royalty income included in distributable income for the quarter ended March 31, 1998 was based on production volumes and natural gas prices for the period October 1997 through December 1997, as shown in the table below. Due to delays associated with the receipt of income related to the Farmout Properties, the Trust's royalty income for the first quarter of 1998 reflects estimated production volumes from the Farmout Properties for the months of September 1997 through November 1997, as shown in the table below. The production volumes included in the table below are for production attributable to the Underlying Properties, and not for production attributable to the Trust's Royalty Interests and are net of the amount of production attributable to WPC's royalty obligations to third parties, which is determined by contractual arrangement with such parties.

                                                              Three Months                     Three Months
                                                                  Ended                            Ended
                                                            December 31, 1997                December 31, 1996
                                                            -----------------                -----------------
Production (MMBtu) (1)
     WI Properties                                              1,798,800 (2)                   3,065,212  (4)
     Farmout Properties                                         1,169,196 (3)                   1,769,052  (5)

Blanco Hub Spot Price
     ($/MMBtu)  (6)                                                 $2.70                           $2.53
Net Wellhead Price
     WI Properties ($/MMBtu) (6)                                    $ .92                           $1.03

-----------------------

(1)      Million British Thermal Units.

(2)      Includes prior period adjustments of 48,423 MMBtu.

(3)      Reflects estimated volumes for September 1997 through November 1997.

(4)      Includes prior period adjustments of 761,849 MMBtu.

(5)      Reflects actual volumes for September 1996 through November 1996.

(6)      Simple average of the months included in the period presented.

         Production from the WI Properties is generally sold pursuant to a gas purchase contract between WPC and WFS Gas Resources Company ("WFS Gas Resources") (as successor in interest to Williams Gas Marketing Company) (as amended, the "Gas Purchase Contract"). The Gas Purchase Contract provides certain protections for WFS Gas Resources in the form of price credits (for production purchased by WFS Gas Resources on or after January 1, 1994) and for Unitholders when the applicable Blanco Hub Spot Price falls below $1.75 per MMBtu and provides certain benefits for WFS Gas Resources when the Blanco Hub Spot Price exceeds $2.00 per MMBtu. The Gas Purchase Contract also provides that the price paid for gas by WFS Gas Resources is reduced by the amount of gathering, processing and certain other costs paid by WFS Gas Resources.

         The initial five-year term ("Primary Term") of the Gas Purchase Contract expired on December 31, 1997. Following the expiration of the Primary Term, the Gas Purchase Contract will continue in effect for one or more consecutive additional one-year terms (each such term a "Contract Year") unless and until WFS Gas Resources exercises its annual option, exercisable fifteen days prior to the end of each Contract Year, to discontinue purchasing gas from WPC under the terms of the gas purchase contract and instead purchase gas at a monthly price equal to the index price of 97 percent of the Blanco Hub Spot Price. For the Contract Year January 1, 1998 through December 31, 1998, WFS Gas Resources did not exercise this option and the pricing mechanism of the Primary Term will therefore remain in place through at least December 31, 1998.

         The Blanco Hub Spot Price was above $1.75 per MMBtu during January, February and March 1998. However, pursuant to the terms of the gas purchase contract, WFS Gas Resources continued to purchase gas produced from the WI Properties at the $1.70 minimum purchase price, less certain gathering, processing and delivery costs paid by WFS Gas Resources, established by the gas purchase contract; and recouped price credits from for each MMBtu of natural gas so purchased equal to the difference between the $1.70 minimum purchase price and the applicable index price (which price is equal to 97 percent of the applicable Blanco Hub Spot Price). WPC estimates that, as of March 31, 1998, WFS Gas Resources had aggregate price credits of approximately $11.9 million of which the Trust's 81 percent interest was approximately $9.6 million. The Blanco Hub Spot Price was above $1.75 per MMBtu in April 1998.

         The entitlement of WFS Gas Resources to recoup the price credits means that if and when the applicable Blanco Hub Spot Price rises above $1.75 per MMBtu, future royalty income paid to the Trust would be reduced until such time as such price credits have been fully recouped. Corresponding cash distributions to Unitholders would also be reduced.

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

Forward-Looking Statements

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

         Inapplicable.

                           PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

         (a)      Exhibit No.                                 Description

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


Date:  May 14, 1998

                               INDEX TO EXHIBITS

                  Exhibit No.                                 Description
                  -----------                                 -----------
                       27                            Financial Data Schedule