Form 10-Q
period 1998-06-30
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 1998-08-14
CIK 895007

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

             [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 1998
                                                      --------

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

                                 Trust Division
                               NationsBank, N.A.
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

       Number of units of beneficial interest outstanding at August 1, 1998:
9,700,000.

                         PART I - FINANCIAL INFORMATION

Item 1.       Financial Statements.

       The financial statements included herein have been prepared by NationsBank, N.A., (as successor to NationsBank of Texas, N.A.) as Trustee (the "Trustee") of Williams Coal Seam Gas Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Trust's Annual Report on Form 10-K for the year ended December 31, 1997. The December 31, 1997 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 1998, the distributable income for the three-month and six-month periods ended June 30, 1998 and 1997, and the changes in trust corpus for the six-month periods ended June 30, 1998 and 1997, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

       The financial statements as of June 30, 1998 and for the three-month and six-month periods ended June 30, 1998 and 1997 included herein have been reviewed by Ernst & Young LLP, independent public accountants, as stated in their report appearing herein.

                     Independent Accountants' Review Report

NationsBank of Texas, N.A.
  Trustee of Williams Coal Seam Gas Royalty Trust

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of June 30, 1998, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 1998 and 1997, and the statements of changes in trust corpus for the six-month period ended June 30, 1998 and 1997. These financial statements are the responsibility of the Trustee.

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



Tulsa, Oklahoma
August 11, 1998

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                     June 30,        December 31,
ASSETS                                                 1998             1997
                                                    -----------      -----------
Current Assets -
       cash and cash equivalents                    $     1,227      $    30,636
Royalty interests in oil
       and gas properties
       (less accumulated
       amortization of
       $83,071,073 at
       June 30, 1998
       and $77,150,886 at
       December 31, 1997)                            55,495,591       61,415,777
                                                    -----------      -----------

TOTAL ASSETS                                        $55,496,818      $61,446,413
                                                    ===========      ===========

LIABILITIES AND TRUST CORPUS

Current Liabilities -
       trust expenses payable                       $   155,139      $   174,713

Trust corpus -
       9,700,000 units of
       beneficial interest
       authorized and
       outstanding                                   55,341,679       61,271,700
                                                    -----------      -----------

TOTAL LIABILITIES
       AND TRUST CORPUS                             $55,496,818      $61,446,413
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

--------------------------------------------------------------------------------
WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

--------------------------------------------------------------------------------

                                              THREE MONTHS          THREE MONTHS
                                                 ENDED                 ENDED
                                              June 30, 1998        June 30, 1997
                                              -------------        -------------
Royalty income                                 $ 5,411,826          $ 6,075,355
Interest income                                     20,235               23,698
                                               -----------          -----------
                                                 5,432,061            6,099,053

General and administrative
       expenses                                   (265,891)            (231,077)
                                               -----------          -----------
Distributable income $                           5,166,170          $ 5,867,976
                                               -----------          -----------

Distributable income
       per unit
       (9,700,000 units)                       $       .53          $       .60
                                               -----------          -----------

The accompanying notes are an integral part of these financial statements. See accountants' review report.

--------------------------------------------------------------------------------
WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

--------------------------------------------------------------------------------

                                             SIX MONTHS             SIX MONTHS
                                                ENDED                 ENDED
                                            June 30, 1998         June 30, 1997
                                            -------------         -------------
Royalty income                               $  8,460,122          $ 10,179,169
Interest income                                    29,801                35,884
                                             ------------          ------------
                                                8,489,923            10,215,053

General and administrative
       expenses                                  (389,835)             (418,211)
                                             ------------          ------------
Distributable income $                          8,100,088          $  9,796,842
                                             ============          ============

Distributable income
       per unit
       (9,700,000 units)                     $        .83          $       1.01
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

--------------------------------------------------------------------------------
WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

--------------------------------------------------------------------------------


                                              SIX MONTHS           SIX MONTHS
                                                 ENDED                ENDED
                                             June 30, 1998        June 30, 1997
                                             --------------      --------------
Trust corpus,                                $   61,271,700      $   70,021,573
       beginning of period
Amortization of royalty
       interests                                 (5,920,186)         (4,023,493)
Distributable income                              8,100,088           9,796,842
Distributions to Unitholders                     (8,109,923)         (9,955,053)
                                             --------------      --------------


Trust corpus, end
       of period                             $   55,341,679      $   65,839,869
                                             ==============      ==============

Distributions per unit
       (9,700,000 units)                     $          .84      $         1.03
                                             ==============      ==============


The accompanying notes are an integral part of these financial statements. See accountants' review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

1.     TRUST ORGANIZATION AND PROVISIONS

       Williams Coal Seam Gas Royalty Trust (the "Trust") was formed as a Delaware business trust pursuant to the terms of the Trust Agreement of Williams Coal Seam Gas Royalty Trust (as amended, the "Trust Agreement") entered into effective as of December 1, 1992 by and among Williams Production Company, a Delaware corporation ("WPC"), as trustor, The Williams Companies, Inc., a Delaware corporation ("Williams"), and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.), a national banking association (the "Trustee"), and Chemical Bank Delaware, a Delaware banking corporation (the "Delaware Trustee"), as trustees. The trustees are independent financial institutions.

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

5.     SUBSEQUENT EVENTS

       Subsequent to June 30, 1998, the Trust declared the following distribution:

        Quarterly
         Record        Payment     Distribution
          Date          Date         per Unit
       ----------    ----------    ------------
       August 14     August 28     $.473926

       The distribution per unit decreased from $.533202 in the second quarter of 1998 to $.473926 in the third quarter of 1998. The decrease in distributions was mainly due to adjustments for federal unit acreage expansion during prior periods. The distributions were also impacted by a decrease in gross proceeds due to lower volumes offset by a decrease in capital expenditures.

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

       During the second quarter of 1998, the applicable index price was above the Minimum Purchase Price resulting in recoupments against the price credit account established pursuant to the terms of the Gas Purchase Contract. WPC estimates that, as of June 30, 1998, WFS Gas Resources had aggregate price credits in the price credit account of approximately $11.4 million of which the Trust's 81 percent interest was approximately $9.2 million. The applicable index price was above the Minimum Purchase Price in July 1998.

       The entitlement of WFS Gas Resources to recoup the price credits means that if and when the applicable Blanco Hub Spot Price rises above $1.75 per MMBtu, future royalty income paid to the Trust would be reduced until such time as such price credits have been fully recouped. Corresponding cash distributions to Unitholders would also be reduced.

       As previously reported by the Trust in the public offering prospectus for the Units, each of the Trust's prior Annual Reports on Form 10-K including the Annual report on Form 10-K for the year ending December 31, 1997 (the "1997 Annual Report") and in the Trust's Current Report on Form 10-Q for the quarter ending June 30, 1998 of which these Notes to Financial Statements are a part (the "Quarterly Report") as filed with the Securities and Exchange Commission, WPC is a named defendant in a lawsuit (the "Southern Ute Litigation") brought by the Southern Ute Indian Tribe which, among other things, contests ownership rights in certain coal seam gas producing properties, including a portion of the Farmout Properties in which WPC owns a net profits interest. A portion of the revenues received by WPC with regard to the Farmout Properties is paid to the Trust as a component of the NPI. The Southern Ute Litigation represents a significant contingency which may affect the future economic performance of the Trust, including distributions to Unitholders, due to a possible reduction or elimination of future Trust revenues from the disputed portion of the Farmout Properties and due to possible recoupment by WPC of that portion of the aggregate revenues paid to the Trust attributable to the disputed portion of the Farmout Properties in excess of a predetermined formula amount. Such recoupment would be effected by WPC by withholding a portion of future revenues otherwise payable to the Trust. Unitholders should consult the 1997 Annual Report and the Quarterly Report for additional information regarding the Southern Ute Litigation and the litigation's possible consequences to the Trust and Unitholders.

7.     POSSIBLE NPI PERCENTAGE CHANGE

       The NPI generally entitles the Trust to receive 81 percent of the NPI
Net Proceeds. However, at the point that cumulative production from the Underlying Properties exceeds 178.5 Bcf of gas and the internal rate of return of the "after tax cash flow per Trust Unit" (as defined in the Conveyance) is equal to or greater than 12 percent but not more than 14 percent, the percentage of NPI Net Proceeds payable in respect of the NPI would be reduced to 60 percent. If such level of production is exceeded and such internal rate of return of the after tax cash flow per Trust Unit exceeds 14 percent, the percentage of NPI Net Proceeds payable in respect of the NPI would be reduced to 40 percent. WPC has advised the Trustee that the cumulative production from the Underlying Properties to date has been approximately 158.3 Bcf. Based upon projections of reserves by Miller and Lents, Ltd., the Trust's independent petroleum engineers, WPC does not currently expects the internal rate of return to be 12 percent or higher until the third quarter of 2000, although no assurance can be made that it will not occur sooner than projected.

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

Three Months and Six Months Ended June 30, 1998 Compared to Three Months and Six Months Ended June 30, 1997

       For the quarter ended June 30, 1998, royalty income received by the Trust amounted to $5,411,826 as compared to $6,075,355 received for the same quarter in 1997. The decrease in royalty income is due to lower proceeds from the Farmout Properties due to higher prices and higher production volumes in 1997. This decrease was offset by adjustments resulting from expansion of federal units within the Underlying Properties during prior periods. Additionally, royalty income was impacted by a net increase in net revenue deductions due to a decrease in price compared to 1997, partially offset by increased capital expenditure deductions in 1998. Royalty income for the six months ended June 30, 1998 was $8,460,122 as compared to $10,179,169 for the same period in 1997. Adjustments in the federal units and overall production decline resulted in lower royalty income for the six months ended June 30, 1998. Interest income for the quarter ended June 30, 1998 was $20,235 compared to $23,698 for the same quarter in 1997. Interest income for the six months ended June 30, 1998 was $29,801 as compared to $35,884 for the same period in 1997. General and administrative expenses during the second quarter of 1998 amounted to $265,891 compared to $231,077 for the same quarter in 1997. General and administrative expenses for the six months ended June 30, 1998 were $389,835 as compared to $418,211 for the same period in 1997.

Distributable income for the quarter ended June 30, 1998 was $5,166,170 or $.53 per Unit compared to $5,867,976 or $.60 per Unit for the second quarter of 1997. This decrease was the result of adjustments resulting from expansion of federal units within the Underlying Properties. A distribution of $.533202 per Unit was made on May 29, 1998 to Unitholders of record on May 15, 1998. Distributable income for the six months ended June 30, 1998 was $8,100,088 as compared to $9,796,842 for the same period in 1997. This decrease was the result of the aforementioned reasons as stated above.

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

       Royalty income received by the Trust in a given calendar quarter will generally reflect the sum of (I) proceeds from the sale of gas produced from the WI Properties during the preceding calendar quarter, plus (ii) cash received by WPC with respect to the Farmout Properties either (a) during the preceding calendar quarter or (b) if received in sufficient time to be paid to the Trust, in the month immediately following such calendar quarter. Accordingly, the royalty income included in distributable income for the quarter ended June 30, 1998 was based on production volumes and natural gas prices for the period January 1998 through March 1998, as shown in the table below. Due to delays associated with the receipt of income related to the Farmout Properties, the Trust's royalty income for the second quarter of 1998 reflects estimated production volumes from the Farmout Properties for the months of December 1997 through February 1998, as shown in the table below. The production volumes included in the table below are for production attributable to the Underlying Properties, and not for production attributable to the Trust's Royalty Interests and are net of the amount of production attributable to WPC's royalty obligations to third parties, which is determined by contractual arrangement with such parties.

                                            Three Months         Three Months
                                               Ended                 Ended
                                           March 31, 1998       March 31, 1997
                                           --------------       --------------
Production (MMBtu)(1)
     WI Properties                             5,994,326(2)         2,961,685(4)
     Farmout Properties                        1,287,499(3)         1,770,506(5)


Blanco Hub Spot Price
     ($/MMBtu)(6)                          $        1.94        $        2.47
Net Wellhead Price
     WI Properties ($/MMBtu)(6)            $        1.01        $        1.09

-----------------------

(1)    Million British Thermal Units.

(2)    Includes prior period adjustments of 2,792,966 MMBtu increase.

(3)    Reflects estimated volumes for December 1997 through February 1998.

(4)    Includes prior period adjustments of 1,194,525 MMBtu increase.

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

       The Blanco Hub Spot Price was above $1.75 per MMBtu during January, February and March 1998. However, pursuant to the terms of the gas purchase contract, WFS Gas Resources continued to purchase gas produced from the WI Properties at the $1.70 minimum purchase price, less certain gathering, processing and delivery costs paid by WFS Gas Resources, established by the gas purchase contract; and recouped price credits for each MMBtu of natural gas so purchased equal to the difference between the $1.70 minimum purchase price and the applicable index price (which price is equal to 97 percent of the applicable Blanco Hub Spot Price). WPC estimates that, as of March 31, 1998, WFS Gas Resources had aggregate price credits of approximately $11.9 million of which the Trust's 81 percent interest was approximately $9.6 million. The Blanco Hub Spot Price was above $1.75 per MMBtu in July 1998.

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

       The Blanco Hub Spot Price was above 1.75 per MMBtu during April, May and June, 1998. However, pursuant to the terms of the gas purchase contract, WFS Gas Resources continued to purchase gas produced from the WI Properties at the $1.70 minimum purchase price, less certain gathering, processing and delivery costs paid by WFS Gas Resources, established by the gas purchase contract; and WFS Gas Resources recouped price credits for each MMBtu of natural gas so purchased equal to the difference between the $1.70 minimum purchase price and the applicable index price (which price is equal to 97 percent of the applicable Blanco Hub Spot Price). WPC estimates that, as of June 30, 1998, WFS Gas Resources had aggregate price credits of approximately $11.4 million of which the Trust's 81 percent interest was approximately $9.2 million. The Blanco Hub Spot Price was above $1.75 per MMBtu in July 1998.

       The entitlement of WFS Gas Resources o recoup the price credits means that if and when the applicable Blanco Hub Spot Price rises above $1.75 per MMBtu, future royalty income paid to the Trust would be reduced until such time as such price credits have been fully recouped. Corresponding cash distributions to Unitholders would also be reduced.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk.

       Not applicable.

                          PART II - OTHER INFORMATION

Item 1.       Legal Proceedings

              The following discussion concerns a material development in a legal matter which may effect the Trust and which occurred subsequent to June 30, 1998.

       Southern Ute Litigation. As previously reported in the Public Offering Prospectus, each of the Trust's prior Annual Reports on Form 10-K as filed with the SEC, and most recently in the Trust's 1997 Annual Report on Form 10-K (the "1997 Annual Report") under "Item 2--The Royalty Interest--Title to Properties- -Southern Ute Litigation," WPC has been named as a defendant in a lawsuit brought by the Southern Ute Indian Tribe (the "Tribe") which, among other things, contests ownership rights in certain coal seam gas producing properties, including a portion of the Farmout Properties in which WPC owns a net profits interest. A portion of the revenues received by WPC with regard to the Farmout Properties is paid to the Trust as a component of the NPI. The following information is included herein for the purpose of updating the disclosure provided in the 1997 Annual Report as a result of the ruling issued July 20, 1998, with respect to the March 17, 1998 rehearing en banc of the United States Court of Appeals for the Tenth Circuit (the "Court of Appeals") and should be read in conjunction with the discussion of the litigation provided in the 1997 Annual Report. Capitalized terms used and not otherwise defined in the following discussion are used with the meanings given to such terms in the 1997 Annual Report.

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

       Amoco, on behalf of itself, WPC and the other members of the Defendant Class, is vigorously defending the lawsuit. On September 13, 1994, the District Court issued a memorandum opinion and order in the litigation granting the motion for summary judgment filed by the Defendant Class on the question of ownership of the coal seam gas. The District Court ruled that the U.S. Congress did not reserve the coal seam gas in the Coal Lands Acts of 1909 and

1910, and denied the Tribe's claims of equitable ownership of the coal seam gas. The Tribe appealed the order to the United States Court of Appeals for the Tenth Circuit (the "Court of Appeals"), which issued an opinion dated July 16, 1997 reversing the District Court and holding that coal seam gas was "an integral component of coal" and had therefore been vested in the Tribe as owners of the coal resource. The Court of Appeals remanded the matter to the District Court for further proceedings consistent with its decision. Amoco, as class representative of the Defendant Class, subsequently sought and obtained a rehearing en banc from the Court of Appeals on the ownership issue. The en banc hearing was held on March 17, 1998, and on July 20, 1998, a decision on the hearing was issued upholding the original opinion of the Court of Appeals finding ownership in the Tribe. Amoco has indicated its intent to seek additional review of the Court for Appeals' decision. If any such further review is sought and denied, District Court proceedings would then be conducted to adjudicate the respective affirmative defenses of the members of the Defendant Class to the Tribe's claims.

       Unitholders should consult the 1997 Annual Report for additional information concerning the Southern Ute Litigation and its possible consequences to the Trust and its Unitholders. The Trustee makes no prediction as to ultimate resolution of this litigation or as to the likely effect, if any, that such resolution may have upon the Trust or its Unitholders.

Item 5.  Other Information.

       Effective May 6, 1998, NationsBank of Texas, N.A., of Dallas, Texas, merged with NationsBank, N.A., of Charlotte, North Carolina. NationsBank, N.A., as survivor of the merger, has assumed by operation of law all rights, properties and interests of NationsBank of Texas, N.A., including all rights and interests as trustee, executor or administrator or in other fiduciary capacities, in the same manner and to the same extent as such rights, properties and interests were held by NationsBank of Texas, N.A. at the time of the merger. In accordance with applicable law and the provisions of the Trust Agreement, NationsBank, N.A., as successor to NationsBank of Texas, N.A., now serves as Trustee of the Trust. NationsBank, N.A. is performing such functions through its Dallas, Texas, branch office, which is the former principal office of NationsBank of Texas, N.A.

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


                                   WILLIAMS COAL SEAM GAS ROYALTY TRUST

                                   By: NATIONSBANK, N.A., Trustee



                                   By: /s/ Ron Hooper
                                       -----------------------------------------
                                        Ron Hooper
                                        Vice President and Administrator


              (The Trust has no directors or executive officers.)


Date:  August 13, 1998

                               INDEX TO EXHIBITS

              Exhibit No.                         Description
              -----------                         -----------
                   27                             Financial Data Schedule