Form 10-Q
period 1998-09-30
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 1998-11-13
CIK 895007

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   Form 10-Q

             [X]  Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the quarterly period ended September 30, 1998
                                              ------------------

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

         Number of units of beneficial interest outstanding at October 30, 1998: 9,700,000.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         The financial statements included herein have been prepared by NationsBank, N.A., (as successor to NationsBank of Texas, N.A.) as Trustee (the "Trustee") of Williams Coal Seam Gas Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes included in the Trust's Annual Report on Form 10-K for the year ended December 31, 1997. The December 31, 1997 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 1998, the distributable income for the three-month and nine-month periods ended September 30, 1998 and 1997, and the changes in trust corpus for the nine-month periods ended September 30, 1998 and 1997, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

         The financial statements as of September 30, 1998 and for the three-month and nine-month periods ended September 30, 1998 and 1997 included herein have been reviewed by Ernst & Young LLP, independent public accountants, as stated in their report appearing herein.

                     Independent Accountants' Review Report

NationsBank, N.A.,
         as Trustee of Williams Coal Seam Gas Royalty Trust

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of September 30, 1998, and the related condensed statements of distributable income for the three- month and nine-month periods ended September 30, 1998 and 1997 and the statements of changes in trust corpus for the nine month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Trustee.

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



Tulsa, Oklahoma
November 11, 1998

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                          September 30,                       December 31,
ASSETS                                                        1998                                 1997
                                                          -------------                       ------------
Current Assets -
       cash and cash equivalents                          $      79,010                       $     30,636
Royalty interests in oil
       and gas properties
       (less accumulated
       amortization of
       $86,093,750 at
       September 30, 1998
       and $77,150,886 at
       December 31, 1997)                                    52,472,913                         61,415,777
                                                          -------------                       ------------

TOTAL ASSETS                                              $  52,551,923                       $ 61,446,413
                                                          =============                       ============


LIABILITIES AND TRUST CORPUS
----------------------------

Current Liabilities -
       trust expenses payable                             $     141,893                       $       174,713

Trust corpus -
       9,700,000 units of
       beneficial interest
       authorized and
       outstanding                                           52,410,030                            61,271,700
                                                          -------------                       ---------------

TOTAL LIABILITIES
       AND TRUST CORPUS                                   $  52,551,923                       $    61,446,413
                                                          =============                       ===============



The accompanying notes are an integral part of these financial statements. See accountants' review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
--------------------------------------------------------------------------------

                                                           THREE MONTHS                    THREE MONTHS
                                                              ENDED                           ENDED
                                                        September 30, 1998              September 30, 1997
                                                        -------------------             ------------------
Royalty income                                          $         4,761,508             $        4,707,784
Interest income                                                      15,577                         17,520
                                                        -------------------             ------------------
                                                                  4,777,085                      4,725,304

General and administrative
       expenses                                                     (88,972)                       (73,372)
                                                        -------------------              -----------------
Distributable income                                    $         4,688,113              $       4,651,932
                                                        ===================              -----------------

Distributable income
       per unit
       (9,700,000 units)                                $               .48              $             .48
                                                        ===================              =================


The accompanying notes are an integral part of these financial statements. See accountants' review report.



--------------------------------------------------------------------------------

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
--------------------------------------------------------------------------------

                                                           NINE MONTHS                     NINE MONTHS
                                                              ENDED                           ENDED
                                                        September 30, 1998              September 30, 1997
                                                        ------------------              ------------------
Royalty income                                          $       13,221,630              $       14,886,953
Interest income                                                     45,378                          53,405
                                                        ------------------              ------------------
                                                                13,267,008                      14,940,358

General and administrative
       expenses                                                   (478,807)                       (491,583)
                                                        ------------------              ------------------
Distributable income                                    $       12,288,201              $       14,448,775
                                                        ==================              ==================

Distributable income
       per unit
       (9,700,000 units)                                $             1.31              $             1.49
                                                        ------------------              ------------------


The accompanying notes are an integral part of these financial statements. See accountants' review report.

--------------------------------------------------------------------------------

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
--------------------------------------------------------------------------------

                                                           NINE MONTHS                     NINE MONTHS
                                                              ENDED                           ENDED
                                                        September 30, 1998              September 30, 1997
                                                        ------------------              ------------------
Trust corpus,                                           $       61,271,700              $       70,021,573
       beginning of period
Amortization of royalty
       interests                                                (8,942,864)                     (6,544,150)
Distributable income                                            12,788,201                      14,448,775
Distributions to unitholders                                   (12,707,007)                    (14,540,358)
                                                        ------------------              ------------------
Trust corpus, end
       of period                                        $       52,410,030              $       63,385,840
                                                        ==================              ==================

Distributions per unit
       (9,700,000 units)                                $             1.31              $             1.50
                                                        ==================              ==================


The accompanying notes are an integral part of these financial statements. See accountants' review report.


--------------------------------------------------------------------------------

WILLIAMS COAL SEAM GAS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

1.     TRUST ORGANIZATION AND PROVISIONS

       Williams Coal Seam Gas Royalty Trust (the "Trust") was formed as a Delaware business trust pursuant to the terms of the Trust Agreement of Williams Coal Seam Gas Royalty Trust (as amended, the "Trust Agreement") entered into effective as of December 1, 1992 by and among Williams Production Company, a Delaware corporation ("WPC"), as trustor, The Williams Companies, Inc., a Delaware corporation ("Williams"), and Nations Bank, N.A. (as successor to NationsBank of Texas, N.A.), a national banking association (the "Trustee"), and Chemical Bank Delaware, a Delaware banking corporation (the "Delaware Trustee"), as trustees. The trustees are independent financial institutions.

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

5.     SUBSEQUENT EVENTS

       Subsequent to September 30, 1998, the Trust declared the following distribution:

                   Quarterly
                     Record                          Payment                    Distribution
                      Date                             Date                       per Unit
                   ----------                       ----------                  ------------
                  November 16                      November 27                    $ .322739

       The distribution per unit decreased from $.473926 for the third quarter of 1998 to $.322739 for the fourth quarter of 1998. The decrease in distributions was mainly due to prior period adjustments for federal unit acreage expansion and an increase in operating and capital costs. The decrease in distributions was also impacted by a negative prior period adjustment for the Farmout Properties. Expansions of federal unit acreage can either increase or decrease the Trust's ownership of particular wells resulting in potential adjustments of production for prior periods and associated distributions to unitholders can either increase or decrease. Federal unit acreage expansions are determined by the commercial value of the property as valued by the operator and approved by the U.S. Bureau of Land Management (BLM). Williams Production Company does not operate any wells in these federal acreage units.

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

       During the third quarter of 1998, the applicable index price was below the Minimum Purchase Price resulting in accruals in the price credit account established pursuant to the terms of the Gas Purchase Contract. WPC estimates that, as of September 30, 1998, WFS Gas Resources had aggregate price credits in the price credit account of approximately $11.5 million of which the Trust's 81 percent interest was approximately $9.3 million. The applicable index price was below the Minimum Purchase Price in October 1998.

       The entitlement of WFS Gas Resources to recoup the price credits means that if and when the applicable Blanco Hub Spot Price rises above $1.75 per MMBtu, future royalty income paid to the Trust would be reduced until such time as such price credits have been fully recouped. Corresponding cash distributions to Unitholders would also be reduced.

       Southern Ute Litigation. As previously reported by the Trust in the public offering prospectus for the Units, each of the Trust's prior Annual Reports on Form 10-K including the Annual report on Form 10-K for the year ending December 31, 1997 (the "1997 Annual Report") and in the Trust's Current Report on Form 10-Q for the quarter ending June 30, 1998 (the "Quarterly Report") as filed with the Securities and Exchange Commission, WPC is a named defendant in a lawsuit (the "Southern Ute Litigation") brought by the Southern Ute Indian Tribe which, among other things, contests ownership rights in certain coal seam gas producing properties, including a portion of the Farmout Properties in which WPC owns a net profits interest. A portion of the revenues received by WPC with regard to the Farmout Properties is paid to the Trust as a component of the NPI. The Southern Ute Litigation represents a significant contingency which may affect the future economic performance of the Trust, including distributions to Unitholders, due to a possible reduction or elimination of future Trust revenues from the disputed portion of the Farmout Properties and due to possible recoupment by WPC of that portion of the aggregate revenues paid to the Trust attributable to the disputed portion of the Farmout Properties in excess of a predetermined formula amount. Such recoupment would be effected by WPC by withholding a portion of future revenues otherwise payable to the Trust. Unitholders should consult the 1997 Annual Report and the Quarterly Report for additional information regarding the Southern Ute Litigation and the litigation's possible consequences to the Trust and Unitholders.

7.     POSSIBLE NPI PERCENTAGE CHANGE

       The NPI generally entitles the Trust to receive 81 percent of the NPI Net Proceeds. However, at the point that cumulative production from the Underlying Properties exceeds 178.5 Bcf of gas and the internal rate of return of the "after tax cash flow per Trust Unit" (as defined in the Conveyance) is equal to or greater than 12 percent but not more than 14 percent, the percentage of NPI Net Proceeds payable in respect of the NPI would be reduced to 60 percent. If such level of production is exceeded and such internal rate of return of the after tax cash flow per Trust Unit exceeds 14 percent, the percentage of NPI Net Proceeds payable in respect of the NPI would be reduced to 40 percent. WPC has advised the Trustee that the cumulative production from the Underlying Properties to date has been approximately 166 Bcf. Based upon projections by Miller and Lents, Ltd., the Trust's independent petroleum engineers, the internal rate of return is not currently expected to be 12 percent or higher until the third quarter of 2000, although no assurance can be made that it will not occur sooner than projected.

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

Three Months and Nine Months Ended September 30, 1998 Compared to Three Months and Nine Months Ended September 30, 1997

       For the quarter ended September 30, 1998, royalty income for the nine month period received by the Trust amounted to $4,761,508 as compared to $4,707,784 received for the same quarter in 1997. For the nine months ended September 30, 1998, royalty income received by the Trust amounted to $13,221,630 as compared to $14,886,953 received for the same period in 1997. The decrease in royalty income for the nine month period is primarily due to adjustments in the Federal units and overall production decline within the Underlying Properties. Interest income for the quarter ended September 30, 1998 was $15,577 compared to $17,520 for the same quarter in 1997. Interest income for the nine months ended September 30, 1998 was $45,378 compared to $53,405 for the same period in 1997. This decrease was primarily due to a decrease in the amount of funds available for investment. General and administrative expenses during the third quarter of 1998 amounted to $88,972 compared to $73,372 for the same quarter in 1997. This increase was primarily due to timing of payments of printing costs in the third quarter of 1998. General and administrative expenses during the nine months ended September 30, 1998 amounted to $478,807 compared to $491,583 for the same period in 1997.

       Distributable income for the quarter ended September 30, 1998 was $4,688,113 or $.48 per Unit which is comparable to $4,651,932 or $.48 per Unit for the third quarter of 1997. Distributable income for the nine months ended September 30, 1998 was $12,788,807 or $1.31 per Unit compared to $14,498,775 or
$1.49 per Unit for the same period in 1997. This decrease was a result of the factors stated in the preceding paragraph. A distribution of $.473926 per Unit was made on August 28, 1998 to Unitholders of record on August 14, 1998.

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

       Royalty income received by the Trust in a given calendar quarter will generally reflect the sum of (i) proceeds from the sale of gas produced from the WI Properties during the preceding calendar quarter, plus (ii) cash received by WPC with respect to the Farmout Properties either (a) during the preceding calendar quarter or (b) if received in sufficient time to be paid to the Trust, in the month immediately following such calendar quarter. Accordingly, the royalty income included in distributable income for the quarter ended September 30, 1998 was based on production volumes and natural gas prices for the period April through June 1998, as shown in the table below. Due to delays associated with the receipt of income related to the Farmout Properties, the Trust's royalty income for the 1998 third quarter reflects estimated production volumes from the Farmout Properties for the months of March 1998 through May 1998, as shown in the table below. The production volumes included in the table below are for production attributable to the Underlying Properties, and not for production attributable to the Trust's Royalty Interests and are net of the amount of production attributable to WPC's royalty obligations to third parties, which is determined by contractual arrangement with such parties.

                                                      Three Months                   Three Months
                                                         Ended                             Ended
                                                     June 30, 1998                   June 30, 1997
                                                   ---------------                   -------------
Production (MMBtu) (1)
      WI Properties                                    3,946,609 (2)                     4,139,141 (4)
      Farmout Properties                               1,379,260 (3)                     1,642,399 (5)


Blanco Hub Spot Price
      ($/MMBtu)  (6)                              $         1.74                        $     1.83
Net Wellhead Price
      WI Properties ($/MMBtu) (6)                 $         0.93                        $     1.01

---------------
(1)      Million British Thermal Units.
(2)      Includes prior period adjustments of 297,958 MMBtu.
(3) Reflects estimated volumes for March 1998 through May 1998. Includes prior period adjustments of 47,342 MMBTU.
(4)      Includes prior period adjustments of (504,768) MMBtu.
(5)      Reflects March 1997 through May 1997.

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

         The initial five-year term ("Primary Term") of the Gas Purchase Contract expired on December 31, 1997. Following the expiration of the Primary Term, the Gas Purchase Contract will continue in effect for one or more consecutive additional one-year terms (each such term a "Contract Year") unless and until WFS Gas Resources exercises its annual option, exercisable fifteen days prior to the end of each Contract Year, to discontinue purchasing gas from WPC under the terms of the Gas Purchase Contract and instead purchase gas at a monthly price equal to the index price of 97 percent of the Blanco Hub Spot Price. For the Contract Year January 1, 1998 through December 31, 1998, WFS Gas Resources did not exercise this option and the pricing mechanism of the Gas Purchase Contract will therefore remain in place through at least December 31, 1998.

         The Blanco Hub Spot Price was below $1.75 per MMBtu during the third quarter of 1998. However, pursuant to the terms of the gas purchase contract, WFS Gas Resources continued to purchase gas produced from the WI Properties at the $1.70 minimum purchase price, less certain gathering, processing and delivery costs paid by WFS Gas Resources, established by the gas purchase contract; and WFS Gas Resources received a price credit from WPC for each MMBtu of natural gas so purchased by WFS Gas Resources equal to the difference between the $1.70 minimum purchase price and the applicable index price (which price is equal to 97 percent of the applicable Blanco Hub Spot Price). WPC estimates that, as of September 30, 1998, WFS Gas Resources had aggregate price credits of approximately $11.5 million of which the Trust's 81 percent interest was approximately $9.3 million. The Blanco Hub Spot Price was below $1.75 per MMBtu in October 1998.

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

Year 2000

         Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations. If a company or organization does not successfully address its Year 2000 issues, it may face material adverse consequences. The Trustee has identified its primary system that is vulnerable to the Year 2000 issue: its General Ledger/Accounts Payable System. The Trust selected a system that has been warranted to be Year 2000 compliant and completed the installation of the new system at the beginning of 1998. The cost of the system was approximately $6,000. To date the Trustee has incurred no other costs in connection with its efforts to identify, assess, remediate and test the Trust's systems for Year 2000 compliance.

         The Trustee is in the process of identifying and assessing other information technology ("IT") systems used in connection with the Trust as well as other systems, for Year 2000 compliance. Non-IT systems are generally more difficult to assess because they often contain embedded technology that may be subject to Year 2000 problems. The total cost of the Trustee's Year 2000 efforts is expected to be approximately $10,000 (including the $6,000 referred to above), all of which will be incurred and paid during the first two quarters of 1998 and the first quarter of 1999. Of this amount, the Trustee expects to pay $4,000 for identification and assessment of affected systems.

         The Trustee has additionally identified those vendors it believes could have an impact on its day-to-day operations if their operations were interrupted as a result of Year 2000 problems. The Trustee has developed a questionnaire regarding the vendor's Year 2000 status. These vendors, consisting primarily of energy companies, will be contacted before January 1, 1999 to determine their Year 2000 status. Williams Production, which provides extensive accounting services to the Trust, has indicated that their IT Systems will be Year 2000 compliant. The Trustee is continuing discussions with Williams regarding their certification.

         The Trustee has no reason to believe that its vendors will not be Year 2000 compliant. In the event the Trustee learns that a vendor's system will not be Year 2000 compliant, the Trustee will assess the potential risk and develop contingency plans at that time.

         The Trust is a passive entity with limited business operations, and the IT systems employed by the Trustee in connection with its duties on behalf of the Trust are less extensive than the systems employed by many business entities. The Trust has no formal IT budget, and the Trustee does not anticipate making any other significant capital expenditures relating to the Trustee's IT systems used in connection with Trust during 1998 or 1999. Thus, the expenditures expected to be made in connection with the Year 2000 efforts described above will represent substantially all of the Trustee's IT-related expenditures on behalf of the Trust during 1998 and 1999. These expenses will be paid as expenses of the Trust.

         Because the royalty interests held by the Trust are fixed, the Trustee is dependent upon the third parties (primarily energy companies) that hold operating interests with respect thereto for the receipt of royalty income. Thus, if any such third party failed to deliver royalty income, the Trustee would have available no alternative source for such income. The Trustee believes that the worst case scenario would be the failure by the Trustee and one or more third parties who pay royalties to the Trust to identify or remediate Year 2000 problems on a timely basis, which could cause the Trustee to be unable to make required distributions to Unitholders. Such inability could result in the incurrence by
the Trust of interest charges or other liabilities to Unitholders.   The
Trustee believes that in the event of a failure of any of its internal systems it would be able to replace such systems in a relatively short period of time, relying on internal resources of NationsBank, N.A., which serves as the Trustee, although there can be no assurance that such replacement would not be costly or that it would be completed without resulting in a significant delay in the distributions to Unitholders. With respect to a failure by a third party to deliver royalty income on a timely basis, the Trustee believes that it would have no control over the efforts of such third party to correct the problems, and significant delays in the receipt of royalty income could result.

         The Trust will utilize both internal and external resources to achieve Year 2000 compliance. The Trustee estimates that its identification and assessment activities are approximately 80% complete and that its remediation and testing efforts are approximately 80% complete. It expects that all of its Year 2000 efforts related to the Trust's internal systems will be completed by the end of the first quarter of 1999. However, there can be no guarantee that the Trustee will be able to identify all potential Year 2000 problems or to fully remediate all Year 2000 problems identified on a timely basis. There also can be no assurance that the systems of third party vendors on which the Trust relies will be timely remediated. The failure by the Trustee or any such third party to fully remediate its Year 2000 problems on a timely basis could have a material adverse affect on the Trustee's ability to account for and make timely distribution of the Trust's distributable income.

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

                          PART II - OTHER INFORMATION

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

            Not applicable.

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

                                    WILLIAMS COAL SEAM GAS ROYALTY TRUST

                                    By:   NATIONSBANK, N.A., Trustee



                                          By:  /s/ Ron Hooper
                                               --------------------------------
                                               Ron Hooper
                                               Vice President and Administrator


              (The Trust has no directors or executive officers.)


Date:  November 13, 1998

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
  27                       Financial Data Schedule