Form 10-K405
period 1998-12-31
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 1999-03-31
CIK 895007

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-K

(MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 1-11608

                            ------------------------

                      WILLIAMS COAL SEAM GAS ROYALTY TRUST
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                                          75-6437433
(STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NUMBER)

           TRUST DIVISION                                     75202
          NATIONSBANK, N.A.                                 (ZIP CODE)
          NATIONSBANK PLAZA
      901 MAIN STREET, 17TH FLOOR
            DALLAS, TEXAS
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (214) 209-2364

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                 NAME OF EACH EXCHANGE
   TITLE OF EACH CLASS                            ON WHICH REGISTERED
   -------------------                            -------------------
Units of Beneficial Interest                 New York Stock Exchange, Inc.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At March 15, 1999, there were 9,700,000 units of beneficial interest outstanding and the aggregate market value of such units (based on the closing sale price on the New York Stock Exchange) held by non-affiliates of the registrant was approximately $87,300,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:

                                      NONE.

================================================================================

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I ..................................................................... 1

Item 1.   Business ......................................................... 1
          GLOSSARY ......................................................... 1
          DESCRIPTION OF THE TRUST ......................................... 5
             Creation and Organization of the Trust ........................ 5
             Assets of the Trust ........................................... 6
             Liabilities of the Trust ...................................... 6
             Duties and Limited Powers of the Trustee ...................... 6
             Liabilities of the Delaware Trustee and the Trustee ........... 7
             Termination and Liquidation of the Trust ...................... 7
          DESCRIPTION OF UNITS ............................................. 8
             Distributions and Income Computations ......................... 9
             Transfer of Royalty Interests ................................. 9
             Possible Divestiture of Units .................................10
             Periodic Reports to Unitholders ...............................10
             Voting Rights of Unitholders ..................................10
             Liability of Unitholders ......................................11
             Transfer Agent ................................................11
          FEDERAL INCOME TAXATION ..........................................11
             Summary of Certain Federal Income Tax Consequences ............12
          ERISA CONSIDERATIONS .............................................17
          STATE TAX CONSIDERATIONS .........................................17
          REGULATION AND PRICES ............................................17
             Regulation of Natural Gas .....................................17
             Environmental Regulation ......................................18
             Competition, Markets and Prices ...............................19

Item 2.   Properties .......................................................20
          THE ROYALTY INTERESTS ............................................20
             The Underlying Properties .....................................21
             The NPI .......................................................24
             Reserve Report ................................................25
             Historical Gas Sales Prices and Production ....................27
             Purchase Price Adjustments ....................................27
             NPI Percentage Changes ........................................27
             Gas Purchase Contract .........................................28
             Gas Gathering Contract ........................................30
             Federal and Indian Lands ......................................31
             Sale and Abandonment of Underlying Properties .................32
             The Infill NPI ................................................33
             Williams' Performance Assurances ..............................33
             Title to Properties ...........................................34
             Methane Contamination Litigation ..............................36

Item 3.   Legal Proceedings ................................................37

Item 4.   Submission of Matters to a Vote of Security Holders ..............37

PART II ....................................................................37

Item 5.   Market for Registrant's Common Equity and Related
           Stockholder Matters .............................................37

Item 6.   Selected Financial Data ..........................................38

Item 7.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations .............................38
             Year 2000 Issue ...............................................40

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk ........41

Item 8.   Financial Statements and Supplementary Data ......................41

Item 9.   Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure ..........................51

PART III ...................................................................51

Item 10.  Directors and Executive Officers of the Registrant ...............51

Item 11.  Executive Compensation ...........................................51

Item 12.  Security Ownership of Certain Beneficial Owners and Management ...52
             Williams' Ownership of Units ..................................52

Item 13.  Certain Relationships and Related Transactions ...................53
             Administrative Services Agreement .............................53
             Potential Conflicts of Interest ...............................53

PART IV ....................................................................53

Item 14.  Exhibits, Financial Statement Schedules and
           Reports On Form 8-K .............................................53

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

     "December 31, 1998 Reserve Report" means the Reserve Report, dated February 10, 1999, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of December 31, 1998, prepared by Miller and Lents, Ltd., independent petroleum engineers, a copy of which is filed as an exhibit to this Form 10-K.

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

     "Farmout Properties" means the 5,348 gross acres in La Plata County, Colorado on which Quatro Finale owns a 35 percent net profits interest, also referred to as the PLA-9 Properties.

     "Gas Gathering Contract" means the Gas Gathering and Treating Agreement, dated October 1, 1992, as amended, between WFS Gas Resources Company (as successor in interest to WGM) and WFS, a copy of which is filed as an exhibit to this Form 10-K.

     "Gas Purchase Contract" means the Gas Purchase Agreement, dated October 1, 1992, as amended, between WFS Gas Resources (as successor in interest to WGM) and Quatro Finale (as successor to WPC) a copy of which is filed as an exhibit to this Form 10-K.

     "Grantor trust" means a trust as to which the grantor, or its successor, has retained an interest in the income from the trust.

     "Gross acres" means the total number of surface acres of land without regard to ownership interest.

     "Gross wells" means the total whole number of gas wells without regard to ownership interest.

     "Index Price" means 97 percent of the Blanco Hub Spot Price as of the date the determination is made.

     "Infill Net Proceeds" consists generally of the aggregate proceeds based on the price at the Wellhead of gas produced from WPC's net revenue interest in any possible Infill Wells less (a) Quatro Finale's working interest share of property and production taxes on such Infill Wells; (b) WPC's working interest share of operating costs on such Infill Wells; (c) WPC's working interest share of capital costs on such Infill Wells, including costs of drilling and completing such Infill Wells and the costs of associated surface facilities; and
(d) interest on the unrecovered portion, if any, of the foregoing costs at Citibank's Base Rate.

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

     "NPI" refers to one of the net profits interests conveyed to the Trust, generally entitling the Trust to receive 81 percent of the NPI Net Proceeds attributable to (i) Quatro Finale's net revenue interest (working interest less lease burdens) in the WI Properties and (ii) the revenue stream received by WPC attributable to its 35 percent net profits interest in the Farmout Properties. The NPI is subject to reduction as described under "Item 2--The Royalty Interests--NPI Percentage Changes."

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

     "Performance Acknowledgement Agreement" means the Agreement dated effective as of May 1, 1997, by and among Williams, the Trust and Quatro Finale, a copy of which is filed as an exhibit to this Form 10-K.

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

     "Prior Reserve Reports" means, collectively, the December 31, 1994 Reserve Report, December 31, 1995 Reserve Report, December 31, 1996 Reserve Report and the December 31, 1997 Reserve Report.

     "Public Offering" has the meaning assigned to such term herein under "Item 1--Description of the Trust--Creation and Organization of the Trust."

     "Public Offering Prospectus" has the meaning assigned to such term herein defined under "Item 1--Federal Income Taxation."

     "Quatro Finale" means Quatro Finale LLC, a Delaware limited liability company, which purchased the Underlying Properties from WPC in a transaction effective May 1, 1997.

     "Royalty Interests" means the NPI and Infill NPI conveyed to the Trust.

     "Trust" means Williams Coal Seam Gas Royalty Trust, a Delaware business trust formed pursuant to the Trust Agreement.

     "Trust Agreement" means the Trust Agreement, dated as of December 1, 1992, among Williams, WPC, as grantor, Chemical Bank Delaware, as the Delaware Trustee, and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.), as the Trustee, as amended by the First Amendment thereto effective as of December 15, 1992 and by the Second Amendment thereto effective as of January 12, 1993, a copy of each of which is filed as an exhibit to this Form 10-K.

     "Trustee" means NationsBank, N.A. (as successor to NationsBank of Texas, N.A.), in its capacity as a trustee of the Trust.

     "Underlying Properties" means certain proved properties in the Fruitland coal formation in the San Juan Basin of New Mexico and Colorado as specified in the Conveyance in which Quatro Finale has certain net revenue interests (working interests less lease burdens) and net profits interests.

     "Units" means the 9,700,000 units of beneficial interest issued by, and evidencing the entire beneficial interest in, the Trust.

     "Wellhead" means at or in the vicinity of the wellhead of gas produced.

     "WFS" means Williams Field Services Company, a wholly-owned indirect subsidiary of Williams Energy Services (formerly known as Williams Energy Group) (a wholly-owned subsidiary of Williams).

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

     "WPC Payment Obligations" has the meaning assigned to such term under "Item 2--The Royalty Interests--Williams' Performance Assurances."

                            DESCRIPTION OF THE TRUST

     Williams Coal Seam Gas Royalty Trust (the "Trust") was formed as a Delaware business trust under the Delaware Business Trust Act, Title 12, Chapter 38 of the Delaware Code, Sections 3801 et seq. (the "Delaware Code"). The following information is subject to the detailed provisions of (i) the Trust Agreement of Williams Coal Seam Gas Royalty Trust (as amended, the "Trust Agreement") entered into effective as of December 1, 1992 by and among Williams Production Company, a Delaware corporation ("WPC"), as trustor, The Williams Companies, Inc., a Delaware corporation ("Williams"), and Chemical Bank Delaware, a Delaware banking corporation (the "Delaware Trustee"), and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.), a national banking association (the "Trustee"), as trustees, and (ii) the Net Profits Conveyance (the "Conveyance") dated effective as of October 1, 1992 by and among WPC, Williams, the Trustee and the Delaware Trustee. Copies of the Trust Agreement and of the Conveyance are filed as exhibits to this Form 10-K. The provisions governing the Trust are complex and extensive and no attempt has been made below to describe or reference all of such provisions. The following is a general description of the basic framework of the Trust and a summary of the material terms of the Trust Agreement, and detailed provisions concerning the Trust may be found in the Trust Agreement.

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

     The Trust has been formed under Delaware law pursuant to the terms of the Trust Agreement to acquire and hold certain net profits interests (the "Royalty Interests") in proved natural gas properties located in the San Juan Basin of New Mexico and Colorado (the "Underlying Properties"). The Royalty Interests were conveyed to the Trust on January 21, 1993 pursuant to the Conveyance for the benefit of the Unitholders. The Trustee has powers to collect and distribute proceeds received by the Trust and to pay Trust liabilities and expenses. The Delaware Trustee has only such powers as are set forth in the Trust Agreement and is not empowered to otherwise manage or take part in the business of the Trust. The Royalty Interests are passive in nature and neither the Delaware Trustee nor the Trustee has any control over or any responsibility relating to the operation of the Underlying Properties. Except for the commitment by WPC to pay the costs incurred to place into production certain proved nonproducing wells, neither WPC nor the operators of the Underlying Properties has any contractual commitments to the Trust to further develop the Underlying Properties, to remain as operator with respect to any of the leases on the Underlying Properties or to maintain their ownership interest in any of the properties. However, WPC retained an interest in each of the Underlying Properties immediately after conveyance of the Royalty Interests to the Trust. As described under "Item 2 -- The Royalty Interests," effective May 1, 1997, WPC sold the Underlying Properties subject to and burdened by the Royalty Interests to Quatro Finale LLC, a non-affiliated Delaware limited liability company ("Quatro Finale"). The sale of the Underlying Properties is expressly permitted under the Trust Agreement. Unless otherwise dictated by context, references herein to Quatro Finale with respect to the ownership of the Underlying Properties for any period prior to May 1, 1997 actually refer to WPC. For a description of the Underlying Properties and other information relating to such properties, see "Item 2--The Royalty Interests."

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


ASSETS OF THE TRUST

     The only assets of the Trust, other than cash and temporary investments being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Royalty Interests. The Royalty Interests consist primarily of a net profits interest (the "NPI") in the Underlying Properties. The NPI generally entitles the Trust to receive 81 percent of the NPI Net Proceeds, as defined below, attributable to (i) gas produced and sold from Quatro Finale's net revenue interests (working interests less lease burdens) in the properties in which Quatro Finale has a working interest (the "WI Properties") and (ii) the revenue stream received by Quatro Finale attributable to its 35 percent net profits interest on 5,348 gross acres in La Plata County, Colorado (the "Farmout Properties"). The Royalty Interests also include a 20 percent interest in the Infill Net Proceeds, as defined below (the "Infill NPI"), from the sale of production if well spacing rules are effectively modified and additional wells are drilled on producing drilling blocks on the WI Properties (the "Infill Wells") during the term of the Trust. "NPI Net Proceeds" consists generally of the revenue stream received by Quatro Finale from its 35 percent net profits interest in the Farmout Properties plus the aggregate proceeds attributable to Quatro Finale's net revenue interest based on the price paid at or in the vicinity of the wellhead (the "Wellhead") of gas produced from the WI Properties less Quatro Finale's share of certain taxes and costs. "Infill Net Proceeds" consists generally of the aggregate proceeds based on the price at the Wellhead of gas produced from Quatro Finale's net revenue interest on any Infill Wells less certain taxes and costs. The complete definitions of NPI Net Proceeds and Infill Net Proceeds are set forth in the Conveyance. See "Item 2--The Royalty Interests" for more information.


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

     WPC may, within 60 days following the Termination Date, make a cash offer to purchase all of the remaining Royalty Interests then held by the Trust. In the event such an offer is made by WPC, the Trustee will decide, based on the recommendation of the Advisor, to either (i) accept such offer (in which case no sale to WPC will be made unless a fairness opinion is given by the Advisor that the purchase price is fair to the Trust and Unitholders) or (ii) defer action on the offer for approximately 60 days and seek to locate other buyers for the remaining Royalty Interests. If the Trustee defers action on WPC's offer, the offer will be deemed withdrawn and the Trustee will then use best efforts (as defined in the Trust Agreement), assisted by the Advisor, to locate other buyers for the Royalty Interests. At the end of a 120-day period following the Termination Date, the Trustee is required to notify WPC of the highest of any other offers, acceptable to the Trustee (which must be an all cash offer), received during such period (the "Highest Offer Price"). WPC then has the right (whether or not it made an initial offer), but not the obligation, to purchase all remaining Royalty Interests for a cash purchase price computed as follows:
(i) if the Highest Offer Price is more than 105 percent of WPC's original offer (or if WPC did not make an initial offer), the purchase price will be 105 percent of the Highest Offer Price (net of any commissions or other fees payable by the Trust), or (ii) if the Highest Offer Price is equal to or less than 105 percent of WPC's original offer, the purchase price will be equal to the Highest Offer Price. If no other acceptable offers are received for all remaining Royalty Interests, the Trustee may request WPC to submit another offer for consideration by the Trustee and may accept or reject such offer.

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


                              DESCRIPTION OF UNITS

     Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 15, 1999, there were 9,700,000 Units outstanding. The Trust may not issue additional Units.

DISTRIBUTIONS AND INCOME COMPUTATIONS

     The Trustee determines for each quarter the amount of cash available for distribution to Unitholders. Such amount (the "Quarterly Distribution Amount") is equal to the excess, if any, of the cash received by the Trust, on or prior to the last day of the month following the end of each calendar quarter ending prior to the dissolution of the Trust from the Royalty Interests then held by the Trust, plus, with certain exceptions, any other cash receipts of the Trust during such quarter (which might include purchase price adjustments paid by WPC and sales proceeds not sufficient in amount to qualify for special distribution as described in the next paragraph, and interest), over the liabilities of the Trust paid during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for the payment of contingent or future obligations of the Trust. Based on the payment procedures relating to the Royalty Interests, cash received by the Trustee in a particular quarter from the Royalty Interests generally represents the sum of (i) proceeds from the sale of gas produced from the WI Properties during the preceding calendar quarter, plus, (ii) cash received by Quatro Finale with respect to the Farmout Properties either (a) during the preceding calendar quarter or (b) if received in sufficient time to be paid to the Trust, in the month immediately following such preceding calendar quarter. The Quarterly Distribution Amount for each quarter is payable to Unitholders of record on the 45th day following the end of such calendar quarter unless such day is not a business day in which case the record date is the next business day thereafter. The Trustee distributes the Quarterly Distribution Amount within 60 days after the end of each calendar quarter to each person who was a Unitholder of record on the associated record date, together with interest expected to be earned on such Quarterly Distribution Amount from the date of receipt thereof by the Trustee to the payment date.

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

     The terms of the Trust Agreement seek to assure, to the extent practicable, that gross income attributable to cash being distributed will be reported by the Unitholder who receives such distributions assuming that such Unitholder is the owner of record on the applicable record date. In certain circumstances, however, a Unitholder will not receive the cash giving rise to such income. For example, the Trustee maintains a cash reserve, and is authorized to borrow money under certain conditions, in order to pay or provide for the payment of Trust liabilities. Income associated with the cash used to increase that reserve or to repay any such borrowings must be reported by the Unitholder, even though that cash is not distributed to him. Likewise, if a portion of a cash distribution is attributable to a reduction in the cash reserve maintained by the Trustee, such cash is treated as a reduction to the Unitholder's basis in his Units and is not treated as taxable income to such Unitholder (assuming such Unitholder's basis exceeds the amount of the distribution of cash reserve).


TRANSFER OF ROYALTY INTERESTS

     WPC is required to pay to the Trust, as a purchase price adjustment, certain amounts in the event WPC is prohibited from producing or receiving proceeds from coal seam gas from certain Underlying Properties because of Southern Ute Indian claims. In such event, the affected Royalty Interests will be released by the Trust or reconveyed, as the case may be, to WPC or its assigns. WPC or its assigns may also, at any time after January 1, 2003, purchase for cash all Royalty Interests attributable to Underlying Properties which are uneconomical to operate. See "Item 2--The Royalty Interests--Title to Properties" and "--Sale and Abandonment of Underlying Properties." Upon termination of the Trust, any remaining Royalty Interests will be sold by the Trust and any such sales may, and under certain circumstances will, be made to WPC or Williams or their respective successors or assigns. See "--Description of the Trust--Termination and Liquidation of the Trust."

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


VOTING RIGHTS OF UNITHOLDERS

     Unitholders have only such voting rights as are provided in the Trust Agreement and such rights are more limited than those of stockholders of most corporations. Unitholder approval is, however, required to terminate the Trust before January 1, 2003 and to appoint a successor Trustee or Delaware Trustee. Also, Unitholder approval is required to amend the Trust Agreement (except for changing the name of the Trust and except to correct or cure ambiguities in the Trust Agreement which do not adversely affect Unitholders) and to adopt any amendment to the gas gathering contract relating to production from the Underlying Properties (the "Gas Gathering Contract") entered into between Williams Field Services Company (a subsidiary of Williams Energy Services, "WFS") and WFS Gas Resources Company (a subsidiary of WPC, "WFS Gas Resources") as successor in interest to Williams Gas Marketing Company (a former subsidiary of Williams Field Services Group, Inc., which has been merged into another affiliate of Williams Field Services Group, Inc. "WGM") or to the gas purchase contract relating to production from the Underlying Properties (the "Gas Purchase Contract") entered into between WPC and WFS Gas Resources (as successor in interest to WGM), if such amendment would materially adversely affect revenues of the Trust. Unitholders may also remove the Trustee or Delaware Trustee. Unitholders are not entitled to any rights of appraisal or similar rights in connection with the termination of the Trust.

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


TRANSFER AGENT

     The Trustee has appointed Chemical Shareholder Services Group, Inc. transfer agent and registrar for the Units (the "Transfer Agent").


                             FEDERAL INCOME TAXATION

     THE TAX CONSEQUENCES TO A UNITHOLDER OF THE OWNERSHIP AND SALE OF UNITS WILL DEPEND IN PART ON THE UNITHOLDER'S TAX CIRCUMSTANCES. EACH UNITHOLDER SHOULD THEREFORE CONSULT THE UNITHOLDER'S TAX ADVISOR ABOUT THE FEDERAL, STATE AND LOCAL TAX CONSEQUENCES TO THE UNITHOLDER OF THE OWNERSHIP OF UNITS. UNITHOLDERS SHOULD CONSULT THEIR TAX ADVISORS ABOUT THE POTENTIAL IMPACT OF THE SOUTHERN UTE LITIGATION ON THE AVAILABILITY OF SECTION 29 TAX CREDITS. SEE "ITEM 2--THE ROYALTY INTERESTS--TITLE TO PROPERTIES--SOUTHERN UTE LITIGATION."

     The sections entitled "Federal Income Tax Consequences" and "Risk Factors--Tax Considerations" appearing in the Prospectus (the "Public Offering Prospectus") dated January 13, 1993, which constitutes a part of the Registration Statement on Form S-3 of Williams (Registration No. 33-53662) filed in connection with the registration of the Units under the Securities Act of 1933 for offer and sale in the Public Offering, set forth, respectively, a summary of Federal income tax matters of general application that addresses all material tax consequences of the ownership and sale of the Units acquired in the Public Offering and a discussion of certain risk factors associated with matters of Federal income taxation as applied to the Trust and such Unitholders. A copy of such sections of the Public Offering Prospectus is filed as an exhibit to this Form 10-K.

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

Classification and Taxation of the
   Trust ...................................      The Trust will be treated as a grantor trust and not as an association taxable as a corporation. As a grantor trust, the Trust will not be subject to Federal income tax. There can be no assurance that the IRS will not challenge this treatment. The tax treatment of the Trust and
                                                  Unitholders could be materially different if the IRS were to successfully challenge this treatment.

Taxation of Unitholders.....................      Each Unitholder will be taxed directly on his proportionate share of income, deductions and credits of the Trust attributable to the
                                                  Royalty Interests consistent with such Unitholder's taxable year and method of accounting, and without regard to the taxable year or method of accounting employed by the Trust.

Income and Deductions.......................      The income of the Trust consists primarily of a specified share of the proceeds from the sale of coal seam gas produced from the Underlying
                                                  Properties. During 1998, the Trust earned interest income on funds held for distribution and made adjustments to the cash reserve maintained for the payment of contingent or future

                                                  obligations of the Trust. The deductions of the Trust consist of severance taxes and administrative expenses. In addition, each
                                                  Unitholder is entitled to depletion deductions. See "Unitholder's
                                                  Depletion Allowance" below.

Limits on Deductions and Credits............      Generally, a taxpayer is entitled to claim deductions and tax credits generated by an investment only if the investment has economic substance. The application of this principle in the context of the production and sale of nonconventional fuels (like coal seam gas)
                                                  which generate the Section 29 tax credit is uncertain because such application has not been addressed either by a court or the IRS. An investment has economic substance if the investor can demonstrate that there is a reasonable possibility of deriving an economic profit from the investment in excess of a de minimis amount, apart from tax benefits. In many cases, economic profit has been computed by comparing the taxpayer's total cash investment to the total cash reasonably expected to be received by the taxpayer as a result of the investment. At the time of the Public Offering, Williams, after consultation with its counsel, expressed its belief only in connection with the Public Offering that the purchaser of a Unit in the Public
                                                  Offering, who did not borrow funds in order to purchase his Unit, had a reasonable possibility of deriving an economic profit in excess of a de minimis amount apart from tax benefits associated with ownership of the Unit. No assurance is given either by the Trustee or counsel to the Trustee to a purchaser of Units in or following the Public
                                                  Offering as to whether (and to what extent) such purchaser will be entitled to claim deductions and the Section 29 tax credit generated with respect to such Units.

Section 29 Tax Credits......................      Unitholders will be entitled, provided certain requirements are met, to claim tax credits pursuant to Section 29 of the IRC with respect to sales of coal seam gas production attributable to the NPI, the gross income from which is included in their taxable income. The Section 29 tax credit provides to a taxpayer a dollar-for-dollar reduction in his regular Federal income tax liability, and, therefore, generally provides to him a greater benefit than a deduction which merely reduces the amount of his taxable income. The Section 29 tax credit applies to coal seam gas produced and sold prior to January 1, 2003 from qualifying wells. For a Unitholder who owned the same Units of record on all four quarterly record dates during 1998, the available
                                                  Section 29 tax credit is approximately $1.798098 per Unit, based on the first estimate of the GNP implicit price deflator published by the
                                                  Bureau of Economic Analysis.

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

                                                  If any portion of the NPI is treated as a production payment because the NPI is reduced due to Quatro Finale's retained interest, no
                                                  Section 29 tax credit will be available to a Unitholder with respect to production attributable to that portion. In addition, if the production units or participating areas are expanded to include additional production which does not qualify for the Section 29 tax credit, the amount of Section 29 tax credits available to a Unitholder will be reduced even though his share of production does not diminish.
                                                  Neither Quatro Finale, WPC nor the Trust can control whether a production unit or participating area is expanded.

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

Limits on Unitholder's Use of Credits.......      In any year, a Unitholder is permitted to reduce his regular Federal income tax liability by the Section 29 tax credits allocated to such
                                                  Unitholder for such year on a dollar-for-dollar basis, but only to the extent such Unitholder's regular tax liability exceeds his alternative minimum tax liability (with certain adjustments). Any amount of
                                                  Section 29 tax credit in excess of a Unitholder's total regular
                                                  Federal income tax liability for a year is permanently lost. Section
                                                  29 tax credits cannot be used to reduce a Unitholder's liability for any alternative minimum tax for any taxable year but can be carried forward to reduce his regular tax liability in a subsequent year
                                                  (subject to the applicable rules governing such carryforward(s)).

Quarterly Allocations.......................      Under the IRC, a Unitholder is entitled to Section 29 tax credits only to the extent that he is an owner of the economic interest at the time the coal seam gas is produced. The Trustee allocates the income received by the Trust for a quarter, and the Section 29 tax credit allocable to such income, to Unitholders of record on the quarterly record date for such quarter. Such an allocation may be challenged by the IRS, but any challenge is likely to have a material adverse effect only if successful and only for Unitholders who do not own Units for a full quarter for each record date, particularly Unitholders who acquire Units shortly before a record date and sell shortly after a record date.

Unitholder's Depletion Allowance............      Each Unitholder is entitled to amortize the cost of the Units through cost depletion over the life of the NPI (or if greater, through percentage depletion equal to 15 percent of gross income). If any portion of the NPI is treated as a production payment or is not treated as an economic interest, however, a Unitholder will not be entitled to depletion in respect of such portion.

Non-Passive Activity Income, Credits
   and Loss...............................        The income, credits and expenses of the Trust will not be taken into account in computing the passive activity losses and income under
                                                  Section 469 of the IRC for a Unitholder who acquires and holds Units as an investment and did not acquire them in the ordinary course of a trade or business. Section 29 tax credits generated by an investment in Units, therefore, can be utilized to offset regular tax liability on income from any source, whether active or passive, subject to other limitations discussed herein or arising from the individual tax circumstances of each Unitholder. See "Limits on Unitholder's Use of
                                                  Credits" above.

Unitholder Reporting Information............      The Trustee furnishes to Unitholders tax information concerning royalty income, depletion and the Section 29 tax credits on an annual basis. Year-end tax information is furnished to Unitholders no later than March 15 of the following year. See the second paragraph under
                                                  "Description of Units--Periodic Reports to Unitholders."

Tax Shelter Registration....................      The Trust is registered as a "tax shelter" and its tax shelter registration number is 92-364000072. Issuance of a tax shelter registration number does not indicate that the investment in Units or the claimed tax benefits have been reviewed, examined or approved by the IRS.

Substantial Understatement Penalty..........      Section 6662 of the IRC imposes a penalty in certain circumstances for a substantial understatement of taxes if a taxpayer's tax liability is understated by more than the greater of (a) 10 percent of the taxes required to be shown on the return and (b) $5,000 ($10,000 for most corporations). The penalty (which is not deductible) is 20 percent of the understatement.

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


ENVIRONMENTAL REGULATION

     General. Activities on the Underlying Properties are subject to existing Federal, state and local laws (including case law), rules and regulations governing health, safety, environmental quality and pollution control. It is anticipated that, absent the occurrence of an extraordinary circumstance or event, compliance with existing Federal, state and local laws, rules and regulations regulating health, safety, the release of materials into the environment or otherwise relating to the protection of the environment will not have a material adverse effect upon the Trust or Unitholders. The Trustee cannot predict what effect additional regulation or legislation, enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from operations on the Underlying Properties could have on the Trust or Unitholders. However, pursuant to the terms of the Conveyance, any costs or expenses incurred by WPC in connection with environmental liabilities arising out of or relating to activities occurring on, in or in connection with, or conditions existing on or under, the Underlying Properties before October 1, 1992, will be borne by WPC and not the Trust and will not be deducted in calculating NPI Net Proceeds or Infill Net Proceeds. Any environmental costs or expenses that are attributable to Quatro Finale's working interest share of the WI Properties that do not fall within the preceding sentence will be paid by Quatro Finale but will be deducted in calculating NPI Net Proceeds or Infill Net Proceeds, as the case may be, and will, therefore, reduce amounts payable to the Trust. Environmental costs or expenses that are attributable to the Farmout Properties that arise after October 1, 1992 could reduce the revenue paid to WPC (on behalf of Quatro Finale) and, therefore, the amount of NPI Net Proceeds.

     Solid and Hazardous Waste. The Royalty Interests are carved out of
Quatro Finale's interests in certain properties that have produced gas from other formations for many years. Quatro Finale has never operated any of the coal seam gas wells related to the Underlying Properties. WPC, the previous owner of the Underlying Properties, has acted as operator for only a small number of the coal seam gas wells, and for a relatively short period of time. Williams and WPC have advised the Trustee that to their knowledge, although WPC and the other operators have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other solid or hazardous wastes may have been disposed or released on or under the Underlying Properties by the current or previous operators. Federal, state and local laws applicable to gas-related wastes and properties have become increasingly more stringent. Under these laws, WPC or an operator of the Underlying Properties could be required to remove or remediate previously disposed wastes or property contamination (including groundwater contamination) or to perform remedial plugging operations to prevent future contamination.

     The operations of the Underlying Properties may generate wastes that are subject to the Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The Environmental Protection Agency (the "EPA") has limited the disposal options for certain hazardous wastes and may adopt more stringent disposal standards for nonhazardous wastes.

     Superfund. The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as the "superfund" law, imposes liability, regardless of fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the current or previous owner and the current or previous operator of a site and companies that disposed or arranged for the disposal of, the hazardous substance found at a site. CERCLA also authorizes the EPA and, in some cases, private parties to take actions in response to threats to the public health or the environment and to seek recovery from such responsible classes of persons of the costs of such action. In the course of their operations, the operators of the Underlying Properties have generated and will generate wastes that may fall within CERCLA's definition of "hazardous substances." Quatro Finale, WPC or an operator of the Underlying Properties may be responsible under CERCLA for all or part of the costs to clean up sites at which such substances have been disposed.

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


COMPETITION, MARKETS AND PRICES

     The revenues of the Trust and the amount of cash distributions to Unitholders depend upon, among other things, the effect of competition and other factors in the market for natural gas. The gas industry is highly competitive in all of its phases. Quatro Finale and WPC encounter competition from major oil and gas companies, independent oil and gas concerns, and individual producers and operators. Many of these competitors have greater financial and other resources than Quatro Finale or WPC. Competition is also presented by alternative fuel sources, including heating oil and other fossil fuels.

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

     Demand for natural gas production has historically been seasonal in nature and prices for gas fluctuate accordingly. Consequently, the amount of cash distributions by the Trust may vary substantially on a seasonal basis. Generally, gas production volumes and prices tend to be higher during the first and fourth quarters of the calendar year. Because of the lag between the receipt of revenues related to the Underlying Properties and the dates on which distributions are made to Unitholders, however, any seasonality that affects production and prices generally should be reflected in distributions that are made to Unitholders in later periods. See "--Description of Units--Distributions and Income Computations."

     Prices for natural gas are subject to wide fluctuations in response to relatively minor changes in supply, market uncertainty and a variety of additional factors that are beyond the control of the Trust, Quatro Finale, Williams and WPC. These factors include political conditions in the Middle East, the price and quantity of imported oil and gas, the level of consumer product demand, the severity of weather conditions, government regulations, the price and availability of alternative fuels and overall economic conditions. In view of the many uncertainties affecting the supply and demand for natural gas and natural gas prices, the Trust and Williams are unable to make reliable predictions of future gas prices, production, or demand or the overall effect they will have on the Trust.


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

     On May 7, 1997, effective as of May 1, 1997, WPC transferred the Underlying Properties to Quatro Finale pursuant to the terms of a Purchase and Sale Agreement dated as of May 1, 1997 (the "Transaction Agreement") between WPC and Quatro Finale (the "Transaction"). Prior to the Transaction, WPC had owned the Underlying Properties, subject to and burdened by the Royalty Interests owned by the Trust, since the inception of the Trust. The sale of the Underlying Properties is expressly permitted under the Trust Agreement. Neither the Trustee nor the Delaware Trustee has any control over or responsibility relating to the operation of the Underlying Properties. The Transaction was described in more detail in the Trust's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 1997 (the "Transaction Form 8-K").

     Concurrently with the Transaction, WPC and Quatro Finale entered into a Management Services Agreement dated May 1, 1997 (the "Management Services Agreement") whereby WPC agreed, among other things, to continue to manage and operate the Underlying Properties and to handle the receipt and payment of funds with respect thereto. Prior to the Transaction, WPC received all payments relating to the Underlying Properties and, pursuant to the Conveyance, paid to the Trust the portion thereof attributable to the Royalty Interests. Following the Transaction, under the Management Services Agreement, WPC continues to collect all revenues on behalf of Quatro Finale and remains obligated to pay to the Trust on behalf of Quatro Finale the amounts payable with respect to the Royalty Interests.

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

     Concurrently with the Transaction, WPC, Williams, the Trust and Quatro Finale entered into an Agreement dated May 7, 1997, (the "Performance Acknowledgement Agreement"), pursuant to which (i) the parties acknowledged that, although WPC was selling the Underlying Properties to Quatro Finale, WPC retained all of its duties and obligations under the Trust Agreement, Conveyance and related documents (the "Trust Documents"), subject to the terms and conditions set forth in the Transaction Agreement and the agreements entered into pursuant to the Transaction Agreement, (ii) Williams and WPC each confirmed and agreed that, notwithstanding the sale of the Underlying Properties to Quatro Finale, Williams and WPC would continue to perform their respective obligations to the Trust pursuant to the Trust Documents, including without limitation the performance assurances of Williams set forth in the Conveyance, and (iii) Quatro Finale acknowledged and agreed that it was purchasing the Underlying Properties burdened by the Royalty Interests owned by the Trust.

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

     Williams acquired its interests in the Underlying Properties in 1983 through the acquisition of Northwest Pipeline Corporation ("Northwest"), and such Underlying Properties were transferred to WPC on December 31, 1990. Northwest originally owned working interests which were burdened by overriding royalty interests in the Underlying Properties. The overriding royalty interests resulted in excessive burdens and Northwest negotiated settlements with the owners of the overriding royalty interests. Pursuant to one of these settlements, Northwest and Amoco Production Company ("Amoco") entered into a joint venture under which Northwest agreed to assign to Amoco certain oil and gas properties in two exploratory areas, one of which (the PLA-9 properties) comprises the Farmout Properties. In consideration for such assignment, Northwest received an overriding royalty interest in the Farmout Properties. Northwest's rights under the joint venture agreement were subsequently assigned to WPC, which elected, effective as of October 1, 1992, to convert the overriding royalty interest in the Farmout Properties to a 35 percent net profits interest. Effective May 1, 1997, WPC conveyed its rights in the Underlying Properties to Quatro Finale.

     Development of the Fruitland coal formation acreage has resulted in the drilling of 588 gross coal seam gas wells in the Underlying Properties, 21 of which are in the Farmout Properties. Quatro Finale owns mineral rights in the Fruitland coal formation under 214 oil and gas leases. Under the terms of these leases, Quatro Finale has the right to extract oil and gas from the lease properties. Quatro Finale holds either a record title interest, operating right interest or net profits interest in the leases. Record title and operating right interests are commonly referred to as working interests. The Underlying Properties constitute substantially all of Quatro Finale's proved reserves in the Fruitland coal formation. Neither Quatro Finale nor WPC operate any of the coal seam gas wells on the Underlying Properties.

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

     In all of the Federal Units, participating areas have been formed for the Fruitland coal formation. After the wells capable of producing gas in paying quantities from the Fruitland coal formation are drilled on the undeveloped drill blocks included within a Federal Unit, such wells are added to the participating area if approved in accordance with the appropriate Unit Agreement. A delay of at least 18-36 months is usually incurred after a well is completed and producing before it is added to a participating area. As participating areas are created and expanded, such modification (which will be effective retroactively to the date production commenced from the wells causing such expansion) results in a participant owning undivided interests in all of the producing wells within the participating area. Therefore, Quatro Finale's working interest and net revenue interest in the wells in a Federal Unit or participating area may be modified retroactively, which could affect significantly the amount of NPI Net Proceeds with respect to production from October 1, 1992. An expansion of several participating areas resulted in increased revenues to the Trust in 1995. If any well(s) that produced or may have produced marketable quantities of coal seam gas prior to 1980 is included in or added to a participating area in which the WI Properties participate, the Conveyance provides that such well(s) will be treated as, and the Trust will own, a separate net profits interest in such well(s) (the "Pre-80 Production NPI"). The net proceeds for such Pre-80 Production NPI would be calculated in a manner similar to the calculation of Infill Net Proceeds, and the Trust's share of such net proceeds will be 81 percent, subject to possible decrease upon the same terms as the NPI. If a participating area expansion includes production from wells that do not qualify for Section 29 tax credits, the tax credit available to Unitholders in respect of production attributable to the NPI from such Federal Unit could be reduced. See "Item 1--Federal Income Taxation."

     The following table reflects certain information from the Reserve Report as of December 31, 1998 prepared by Miller and Lents, Ltd. dated February 10, 1999 (the "December 31, 1998 Reserve Report") regarding the Federal Units in which the WI Properties participate. At December 31, 1998, the WI Properties covered 538 gross (67 net) coal seam gas wells with working interests ranging from .833 percent to 100 percent, with an average working interest of approximately 12.5 percent. The Royalty Interests participate in each Federal Unit and participating area in which the WI Properties participate based on the acreage containing wells with proved reserves on December 31, 1998.

                                                                                        UNDERLYING PROPERTIES
                                                                                        ---------------------
                                                                                                    ESTIMATED
                                                                                                   DISCOUNTED
                                                                                                   FUTURE NET
                                                                                    NET PROVED      REVENUES
                                                                                     RESERVES      (DISCOUNTED
         FEDERAL UNIT                       FEDERAL UNIT OPERATOR                     (BCF)          AT 10%)
         ------------                       ------------------------------            -----          -------
                                                                                                   (IN THOUSANDS)
         San Juan 30-5                      Phillips Petroleum Company                 18.9          $12,086
         San Juan 30-6                      Meridian Oil Inc.                          17.4           12,293
         San Juan 32-8                      Phillips Petroleum Company                 14.7            9,655
         San Juan 29-6                      Phillips Petroleum Company                 11.8            8,044
         San Juan 32-7                      Phillips Petroleum Company                 10.6            6,441
         San Juan 32-9                      Meridian Oil Inc.                           8.8            4,799
         San Juan 31-6                      Phillips Petroleum Company                  7.2            4,473
         San Juan 29-7                      Meridian Oil Inc.                           4.6            2,974
         Northeast Blanco                   Blackwood & Nichols Co., Ltd.               2.3            1,574
         San Juan 29-5                      Phillips Petroleum Company                  1.1              628
         Huerfano                           Meridian Oil Inc.                           0.5              136
         San Juan 28-6                      Meridian Oil Inc.                           0.1               31
         San Juan 28-5                      Meridian Oil Inc.                            --               --

     Meridian Oil Inc. is a subsidiary of Burlington Resources Inc. and Blackwood & Nichols Co., Ltd. is a subsidiary of Devon Energy Corporation.

     Well Count and Acreage Summary. The following table shows as of December 31, 1996, 1997 and 1998, the gross and net wells and acreage by proved producing and nonproducing categories for the WI Properties.

                                       NUMBER OF
                                          WELLS                 ACRES
                                          -----                 -----
                                   GROSS         NET      GROSS         NET
                                   -----         ---      -----         ---
         DECEMBER 31,
         ------------
1996
    Producing ................      565           69      150,988       20,681
    Nonproducing .............        0            0            0            0
                                    ---          ---      -------       ------
            Total ............      565           69      150,988       20,681

1997
    Producing ................      563           69      150,988       20,681
    Nonproducing .............        0            0            0            0
                                    ---          ---      -------       ------
            Total ............      563           69      150,988       20,681

1998
    Producing ................      567           70      150,988       20,681
    Nonproducing .............        0            0            0            0
                                    ---          ---      -------       ------
            Total ............      567           70      150,988       20,681


     Of the total gross wells described above at December 31, 1998 542 gross wells are located in unitized areas. In addition to the above, the Farmout Properties have 21 gross wells.

     Properties Outside Unitized Areas. The WI Properties also include interests held by Quatro Finale in 25 proved developed Fruitland formation coal seam gas wells held in areas outside of Federal Units that are not reflected in the foregoing table. As of December 31, 1998, Quatro Finale's working interest and net revenue interests in these wells averaged 8.86 percent and 7.16 percent, respectively.

     The Farmout Properties consist of a 35 percent net profits interest on a property farmed out to Amoco in La Plata County, Colorado. Such properties are not within any Federal Unit boundary. The Farmout Properties are owned, and most of the wells thereon are operated, by Amoco. Neither Quatro Finale, Williams, WPC, the Delaware Trustee, the Trustee nor the Unitholders are able to influence or control the operation or future development of the Farmout Properties. WPC has advised the Trustee that it believes that a majority of the production from the Farmout Properties is sold by Amoco under short-term marketing arrangements at spot market prices and qualifies for the Section 29 tax credit. No assurance can be given, however, that Amoco will not in the future subject production from the Farmout Properties to long-term sales contracts at non-market responsive prices. A portion of the production from the Farmout Properties is gathered by WFS pursuant to a gathering contract at rates and subject to other terms that were negotiated on an arms-length basis. As of December 31, 1998, 21 gross wells had been drilled on the Farmout Properties. For a further description of the Farmout Properties, see "--The NPI."


THE NPI

     The NPI generally entitles the Trust to receive 81 percent of the NPI Net Proceeds, subject to possible decrease as described under "--NPI Percentage Changes." NPI Net Proceeds consists generally of the aggregate proceeds attributable to (i) Quatro Finale's net revenue interest based on the sale at the Wellhead of gas produced from the WI Properties and (ii) the revenue stream received by Quatro Finale from its 35 percent net profits interest in the Farmout Properties, less (a) Quatro Finale's working interest share of property and production taxes on the WI Properties; (b) Quatro Finale's working interest share of actual operating costs on the WI Properties to the extent in excess of those agreed to be paid by Quatro Finale (as successor to WPC) as described herein; (c) Quatro Finale's working interest share of capital costs on the WI Properties to the extent in excess of those agreed to be paid by Quatro Finale (as successor to WPC) as described herein; and (d) interest on the unrecovered portion, if any, of the foregoing costs at Citibank's Base Rate.

     Most of the wells reflected in the December 31, 1998 Reserve Report were drilled prior to 1994. Significant additional capital expenditures were not incurred during the early years of the production lives of such wells, and it is not anticipated that further significant capital expenditures will be incurred. Consequently, the December 31, 1998 Reserve Report was prepared on the basis that there will be no capital expenditures borne by the Royalty Interests. Nevertheless, the operators and working interest owners of the wells could elect at any time to implement measures to increase the producible reserves. These measures, if implemented, could involve additional compression or enhanced or secondary recovery operations requiring substantial capital expenditures that would be proportionately borne by the Royalty Interests.

     Exhibit B to the Conveyance reflects estimated annual operating expenses for wells on the WI Properties. No operating expenses in respect of the WI Properties will be deducted in calculating NPI Net Proceeds except when the actual cumulative operating expenses attributable to Quatro Finale's working interests in the WI Properties exceed the estimated cumulative operating expenses reflected in Exhibit B to the Conveyance as of the close of a calendar quarter (less the estimated operating costs in such Exhibit that are allocable to two wells that were repurchased effective as of January 1, 1994 by WPC as a purchase price adjustment or to any wells that are reconveyed to WPC as uneconomic). The amount by which such actual cumulative operating expenses exceed estimated cumulative operating expenses reflected in such Exhibit will be deducted in calculating NPI Net Proceeds and, therefore, will reduce the amounts payable to the Trust.

     If, during any period, costs and expenses deductible in calculating the NPI Net Proceeds exceed gross proceeds, neither the Trust nor Unitholders will be liable for such excess, but the Trust will receive no payments for distribution to Unitholders with respect to the NPI until future gross proceeds exceed future costs and expenses plus the cumulative excess of such costs and expenses plus interest thereon at Citibank's Base Rate. However, if the excess costs are the result of capital costs incurred for enhanced recovery or similar operations on the WI Properties, the Trust will receive no less than 20 percent of the NPI Net Proceeds (calculated before such capital costs are deducted) until such excess costs plus interest thereon at Citibank's Base Rate are recovered by Quatro Finale unless such capital costs are $3,000,000 or more, in which event the Trust will only receive payments equal to the administrative costs of the Trust until such unrecovered costs plus interest thereon at Citibank's Base Rate are less than $3,000,000.

     The calculation of NPI Net Proceeds includes amounts received by Quatro Finale in respect of its 35 percent net profits interest in the Farmout Properties. Quatro Finale's net profits interest in the Farmout Properties is calculated on a total operations basis and is defined as lease revenues less burdens, operating expenses (including overhead as defined in the applicable operating agreement) and all taxes related to the value of reserves, production, property and equipment (e.g., severance and ad valorem taxes).

     WPC has advised the Trustee that the majority of the coal seam gas from the Farmout Properties is sold by Amoco under short-term marketing arrangements at spot market prices and the remainder is marketed by the other operators of the wells in the Farmout Properties. Neither the Gas Purchase Contract nor the Gas Gathering Contract covers the volumes produced from the Farmout Properties.


RESERVE REPORT

     The following table summarizes net proved reserves estimated as of December 31, 1998, and certain related information for the Royalty Interests and Underlying Properties from the December 31, 1998 Reserve Report prepared by Miller and Lents, Ltd., independent petroleum engineers. Summaries of the December 31, 1998 Reserve Report and the Prior Reserve Reports are filed as exhibits to this Form 10-K and incorporated herein by reference. See Note 9 of the Notes to Financial Statements incorporated by reference in Item 8 hereof for additional information regarding the net proved reserves of the Trust.

     A net profits interest does not entitle the Trust to a specific quantity of gas but to a portion of the net proceeds derived therefrom. Ordinarily and in the case of the Farmout Properties, proved reserves attributable to a net profits interest are calculated by deducting an amount of gas sufficient, if sold at the prices used in preparing the reserve estimates for such net profits interest, to pay the future estimated costs and expenses deducted in the calculation of the net proceeds of such interest. Because Quatro Finale (as successor to WPC) has agreed to pay certain operating and capital costs with respect to the WI Properties, no amount of gas in respect of such costs has been deducted from the amount of reserves attributable to the WI Properties in determining the amount of reserves attributable to the Royalty Interests. Accordingly, the reserves presented for the Royalty Interests reflect quantities of gas that are free of future costs and expenses (other than production, severance and ad valorem taxes in respect of the WI Properties) if the price and cost assumptions set forth in the December 31, 1998 Reserve Report occur. The December 31, 1998 Reserve Report was prepared in accordance with criteria established by the Commission and, accordingly, is based upon a contractual price for gas for December 1998, of $1.70 per MMBtu before transportation charges. The December 31, 1998 Reserve Report is also based on the percentage share of NPI Net Proceeds payable to the Trust remaining at 81 percent until 2000 and then reduced to 60 percent for the remaining life of the reserves.

                                                                         ROYALTY     UNDERLYING
                                                                        INTERESTS    PROPERTIES
                                                                        ---------    ----------
Net Proved Gas Reserves (Bcf)(a)(b) ...............................        69.8         119.7
Estimated Future Net Revenues (in millions)(c) ....................        65.3         109.6
Discounted Estimated Future Net Revenues (in millions)(c) .........        48.6          80.9

----------
(a) Although the prices utilized in preparing the estimates in this table are in accordance with criteria established by the Commission, such prices were influenced by seasonal demand for natural gas and other factors and may not be the most representative prices for estimating future net revenues or related reserve data.

(b) The gas reserves were estimated by Miller and Lents, Ltd. by applying decline curve analyses utilizing type curves for the various areas in the Basin. The bases for the consideration of type curves are the production histories, the water and gas production rates and the initial reservoir pressures of the wells in the separate areas.

(c) Estimated future net revenues are defined as the total revenues attributable to the Underlying Properties and Royalty Interests less royalties, severance and ad valorem taxes, operating costs and future capital expenditures in excess of estimated amounts to be paid by Quatro Finale. Overhead costs (beyond the standard overhead charges for the nonoperated properties) have not been included, nor have the effects of depreciation, depletion and Federal income tax. Estimated future net revenues and discounted estimated future net revenues are not intended and should not be interpreted as representing the fair market value for the estimated reserves.

     Based upon the production estimates used in the December 31, 1998 Reserve Report for the January 1, 1999 through December 31, 2003 period, and assuming constant future Section 29 tax credits at the estimated 1998 rate of $1.052 per MMBtu, the estimated total future tax credits available from the production and sale of the net proved reserves from the Royalty Interests would be approximately $43 million, having a discounted present value (assuming a 10 percent discount rate) of approximately $37 million.

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

     Information concerning historical changes in net proved reserves attributable to the Underlying Properties, and the calculation of the standardized measure of discounted future net revenues related thereto, are contained in Note 5 (Supplemental Oil and Gas Reserve Information (Unaudited)) to the Statement of Revenues and Direct Operating Expenses for the Underlying Properties contained in the Trust's annual report to Unitholders for the year ended December 31, 1998. Williams has not filed reserve estimates covering the Underlying Properties with any Federal authority or agency other than the Commission.

HISTORICAL GAS SALES PRICES AND PRODUCTION

     The following table sets forth the actual net production volumes from the WI Properties, weighted average lifting costs and information regarding historical gas sales prices for each of the years ended December 31, 1996, 1997 and 1998:

                                                                                       YEAR ENDED DECEMBER 31,
                                                                                --------------------------------------
                                                                                  1996            1997         1998
                                                                                ---------      ----------      -------
Production from the WI Properties (MMcf) ................................          19,948          14,316       19,671
Weighted average lifting costs (dollars per Mcf) ........................       $    0.08      $     0.17      $  0.12
Weighted average sales price of gas produced from the WI Properties
         (dollars per Mcf) ..............................................       $    1.11      $     1.33      $  1.15
Average Blanco Hub Spot Price (dollars per MMBtu) .......................       $    1.65      $     2.32      $  1.86


     The published Blanco Hub Spot Price for December 1998 was $1.96 per MMBtu. Information regarding average wellhead sales prices for production from the Farmout Properties is not available to WPC (as manager of Quatro Finale's interests in the Underlying Properties on behalf of Quatro Finale), although WPC has advised the Trustee that it believes production from such properties is currently sold by Amoco under short-term marketing arrangements at spot market prices.


Purchase Price Adjustments

     For a description of a potential purchase price adjustment provision, see "--Title to Properties--Southern Ute Litigation."


NPI PERCENTAGE CHANGES

     Possible Reduction. If there has been production since October 1, 1992 of approximately 178.5 Bcf of gas in respect of the Underlying Properties, the percentage of NPI Net Proceeds payable in respect of the NPI will be reduced with respect to any additional production from the Underlying Properties if the internal rate of return of the "Aftertax Cash Flow per Unit" (as defined below) exceeds certain specified levels. For purposes hereof, "Aftertax Cash Flow per Unit" is equal to the sum of the following amounts that a hypothetical purchaser of a Unit in the Public Offering would have received or been allocated if such Unit were held through the date of such determination: (a) total cash distributions per Unit plus (b) total tax credits available per Unit under
Section 29 of the IRC less (c) the net taxes payable per Unit (assuming a Federal income tax rate of 31 percent, which at the time of the formation of the Trust was the highest Federal income tax rate applicable to individuals). Internal rate of return ("IRR") is the annual discount rate (compounded quarterly) that equates the present value of the Aftertax Cash Flow per Unit to the initial price to the public of the Units in the Public Offering (which was $20.00 per Unit). Set forth below is a table that reflects the IRR and the corresponding percentage of NPI Net Proceeds represented by the NPI and the retained interest of Quatro Finale (as acquired from WPC) in the NPI Net
Proceeds:

                                                     QUATRO FINALE'S
                                         NPI           RETAINED
                                     PERCENTAGE OF   PERCENTAGE OF
                                       NPI NET         NPI NET
                                       PROCEEDS        PROCEEDS
                                       --------        --------
Internal Rate of Return:
      Less than 12% ................      81%            19%
      12% to 14% ...................      60             40
      More than 14% ................      40             60

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

     Through December 31, 1998, cumulative production since October 1, 1992 was
172.7 Bcf. Using the definitions described above, which do not include any terminal value, the internal rate of return is not currently projected by Miller and Lents to be 12 percent or higher until the third quarter of 2000, although no assurance can be made that it will not occur sooner than projected.


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

     Under the terms of the Gas Purchase Contract, WFS Gas Resources purchases the natural gas produced from the WI Properties (except for certain small volumes) at the Wellhead. The Gas Purchase Contract commenced October 1, 1992 and expires on the termination of the Trust. The Gas Purchase Contract provides for a pricing mechanism during an initial five-year period ("Primary Term") which expired on December 31, 1997. Following the expiration of the Primary Term, the Gas Purchase Contract continues for one or more consecutive additional one-year terms (each such term a "Contract Year") unless and until WFS Gas Resources exercises its annual option, exercisable fifteen (15) days prior to the end of each Contract year, to discontinue purchasing gas from Quatro Finale (as successor to WPC) under the terms of the Gas Purchase Contract and instead purchase gas at a monthly price equal to the "Index Price" as described hereafter. For each of the Contract Year January 1, 1998 through December 31, 1998 and the Contract Year January 1, 1999 through December 31, 1999 ("1999 Contract Year"), WFS Gas Resources did not exercise this option and therefore the pricing mechanism of the Primary Term remained in effect throughout 1998 and will remain in place through at least December 31, 1999. Under this mechanism, the monthly price to be paid by WFS Gas Resources for natural gas purchased pursuant to the Gas Purchase Contract shall be (a) the $1.70 Minimum Purchase Price, less (b) any costs paid by WFS Gas Resources to gather, treat and process the gas and deliver it to specified delivery points and plus (c) under certain circumstances, additional amounts determined as described below:

          (i) If the Index Price in any month during the 1999 Contract Year is greater than $1.94 per MMBtu, then WFS Gas Resources will pay Quatro Finale (as successor to WPC) an amount for gas purchased equal to $1.94 per MMBtu, less the costs paid by WFS Gas Resources to gather and process such gas and deliver it to specified delivery points, plus 50 percent of the excess of the Index Price over $1.94 per MMBtu (the "Price Differential"), provided WFS Gas Resources has no accrued Price Credits (see below) in the Price Credit Account (defined below). If WFS Gas Resources has accrued Price Credits in the Price Credit Account, then WFS Gas Resources will be entitled to reduce the amount in excess of the Minimum Purchase Price (before deducting gathering and processing costs and costs to deliver the gas to specified delivery points) that otherwise would be payable by any accrued and unrecouped Price Credits in the Price Credit Account, and WFS Gas Resources will not be obligated to pay Quatro Finale any amounts in excess of the Minimum Purchase Price until such time as all accrued Price Credits have been recouped and a zero balance exists in the Price Credit Account.

          (ii) If the Index Price in any month during the 1999 Contract Year is greater than the Minimum Purchase Price but less than or equal to $1.94 per MMBtu, then WFS Gas Resources will pay Quatro Finale an amount for each MMBtu purchased equal to the Index Price less the costs paid by WFS Gas Resources to gather and process such gas and deliver it to specified delivery points, provided WFS Gas Resources has no accrued Price Credits in the Price Credit Account. If WFS Gas Resources has accrued Price Credits in the Price Credit Account, then WFS Gas Resources will be entitled to reduce the amount in excess of the Minimum Purchase Price (before deducting, gathering and processing costs and costs to deliver to specified delivery points) that otherwise would be payable by any accrued and unrecouped Price Credits in the Price Credit Account, and WFS Gas Resources will not be obligated to pay WPC any amounts in excess of the Minimum Purchase Price until such time as all accrued Price Credits have been recouped and a zero balance exists in the Price Credit Account.

          (iii) If the Index Price in any month during the 1999 Contract Year (or in any subsequent Contract Year as long as WFS Gas Resources has not elected to discontinue paying under the Gas Purchase Contract) is less than the Minimum Purchase Price, then WFS Gas Resources will pay for each MMBtu of gas purchased the Minimum Purchase Price less the costs paid by WFS Gas Resources to gather and process such gas and deliver it a specified delivery points, and if such month commences on or after January 1, 1994, WFS Gas Resources will receive a credit (the "Price Credit") from Quatro Finale for each MMBtu of gas purchased by WFS Gas Resources equal to the difference between the Minimum Purchase Price and the Index Price. Quatro Finale is required to establish and maintain an account (the "Price Credit Account") containing the accrued and unrecouped amount of such Price Credits. No Price Credits were accrued in respect of production purchased by WFS Gas Resources prior to January 1, 1994.

     The Index Price was below the Minimum Purchase Price in each month from April 1994 through October 1996 and during the months of March and April 1997. In each month from November 1996 through February 1997 and from May 1997 through August 1998 and from November through December 1998 the Index Price exceeded the Minimum Purchase Price. The Index Price was below the Minimum Purchase Price during September and October of 1998. WPC estimates that, as of December 31, 1998 WFS Gas Resources had aggregate Price Credits in the Price Credit Account of approximately $10.9 million which, based on the Trust's 81 percent interest in Quatro Finale's interest in the WI Properties, represents a potential offset of $8.8 million against future royalty income to the Trust.

     This entitlement to recoup the Price Credits means that if and when the Index Price is above the Minimum Purchase Price, future royalty income paid to the Trust would be reduced until such time as such Price Credits have been fully recouped. Corresponding cash distributions to Unitholders would also be reduced. Cash distributions in 1998 were reduced by approximately $2.9 million as a result of the recoupment of Price Credits.

     Subsequent to the expiration of the Primary Term of the pricing provision of the Gas Purchase Contract, which occurred on December 31, 1997, WFS Gas Resources has an annual option (which can be exercised only once during the term of the Gas Purchase Contract) to discontinue paying the Minimum Purchase Price by giving written notice of its election to pay solely the Index Price (less the costs paid by WFS Gas Resources to gather, treat and process such gas and deliver it to specified points). If WFS Gas Resources so elects to discontinue paying the Minimum Purchase Price, WFS Gas Resources will no longer be entitled to retain the Price Differential when the Index Price exceeds $1.94 per MMBtu and any accrued and unrecouped Price Credits will be extinguished. Since there is no published price in the San Juan Basin for wellhead deliveries, the wellhead price in the Gas Purchase Contract is determined by utilizing a published price which is inclusive of gathering, treating and processing costs. As used herein, "Index Price" means 97 percent of the first of month El Paso Natural Gas Co. -- San Juan Spot Price. The El Paso Natural Gas Co. -- San Juan Spot Price is a posted index price per MMBtu (dry basis) published in Inside F.E.R.C.'s Gas Market Report which is a bi-monthly publication by The McGraw-Hill Companies, Inc. The Gas Purchase Contract provides WFS Gas Resources a one-time option to convert the Index Price from the first of month posting of El Paso Natural Gas Co. -- San Juan Spot Price to the average of the bi-monthly postings for that same index. The Gas Purchase Contract further provides for an alternative indexing mechanism in the event the Inside F.E.R.C.'s Gas Market Report indices are modified or discontinued. All prices used as index prices are delivered prices at the specified point of delivery and are, therefore, before deducting gathering and/or transportation charges, taxes, treating costs or other costs payable prior to the delivery points. During periods when there is a Price Differential, WFS Gas Resources will absorb a portion of the gathering charges based on a formula specified within the Gas Purchase Contract.

     A small volume of gas produced from the WI Properties (less than 5 percent) is sold by the operators of certain wells under gas purchase contracts with other buyers.

     The prices paid to Quatro Finale pursuant to the Gas Purchase Contract are prices payable for the value of gas purchased for production at the Wellhead. Title to the gas purchased pursuant to the Gas Purchase Contract passes to WFS Gas Resources at the Wellhead. WFS Gas Resources is responsible for gathering, treating, processing and marketing all gas purchased pursuant to the Gas Purchase Contract. Approximately 90 percent of the production from the WI Properties is gathered by WFS on behalf of WFS Gas Resources. The balance of the production is gathered on behalf of WFS Gas Resources by third parties. See "--Gas Gathering Contract." The price paid to Quatro Finale pursuant to the Gas Purchase Contract is after deducting the costs incurred by WFS Gas Resources to gather, treat and process such gas (including costs incurred by WFS Gas Resources under the Gas Gathering Contract). Payments to Quatro Finale for gas purchased pursuant to the Gas Purchase Contract are made by WFS Gas Resources on or before the last day of the first calendar month next following the end of each calendar quarter.

     NPI Net Proceeds and Infill Net Proceeds are calculated on an entitlements or entitled volume basis, whereby the aggregate proceeds from the sale of gas under applicable gas sales contracts (excluding production from the Farmout Properties) are determined by WPC as agent for Quatro Finale as if Quatro Finale had produced and sold its working interest share of production from the WI Properties, even if the actual volumes delivered to and sold by Quatro Finale are different than the entitlement volumes. The effect of such an "entitlements basis" calculation is that NPI Net Proceeds or Infill Net Proceeds and, therefore, the amount thereof paid to the Trust, may include amounts in respect of production not taken by Quatro Finale because of a so-called imbalance (that is, where a working interest owner is delivered more or less than the actual share of production to which it is entitled).

     The Gas Purchase Contract may not be amended in a manner that would materially adversely affect the revenues to the Trust without the approval of the holders of a majority of the Units present or represented at a meeting of Unitholders at which a quorum (consisting of a majority of the outstanding Units) is present or represented. As noted elsewhere herein, the Units held by Williams (or an affiliate) immediately after the Public Offering may not be voted on any such amendment nor will such Units be counted for quorum purposes so long as such Units are held by Williams (or an affiliate). A copy of the Gas Purchase Contract is filed as an exhibit to this Form 10-K. The foregoing summary of the material provisions of the Gas Purchase Contract is qualified in its entirety by reference to the terms of such agreement as set forth in such exhibit.


GAS GATHERING CONTRACT

     In accordance with the Confirmation Agreement, effective May 1, 1995, WGM assigned to WFS Gas Resources all of its right, title, interest, duties and obligations under the Gas Gathering Contract, and WFS Gas Resources assumed all of WGM's right, title, interest, duties and obligations thereunder.

     The Gas Gathering Contract, which will be in effect until December 31, 2022, subject to annual extensions thereafter, covers approximately 90 percent of the production from the WI Properties and commits WFS on behalf of WFS Gas Resources to gather such production (except production from 19 wells in the San Juan 29-7 unit as described below), at rates starting at $.35 per Mcf (plus a fuel reimbursement estimated to be 6.2 percent to 7.3 percent of gathered volumes on a Btu equivalent basis, and subject to increase if the CO2 content of the gas exceeds 10 percent) and adjusted annually based on average annual price comparisons determined on the basis of the Blanco Hub Spot Price, provided that the gathering rate will be no less than $.35 per Mcf increased or decreased on the basis of an increase or decrease in a published index measuring the gross domestic product. A significant portion of the gas to be gathered pursuant to the Gas Gathering Contract must first be gathered from the wellhead to a Federal Unit central delivery point by Burlington Resources Gathering Inc. ("Burlington"). WFS Gas Resources has been assigned a one-year gathering contract (with a monthly evergreen provision) whereby Burlington provides interruptible gathering service at the price of $.06 per Mcf which escalates annually at 3 percent, plus actual fuel used (historically averaging approximately .5 percent). It is anticipated that WFS Gas Resources will be able to extend the term of this agreement.

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

     The Gas Gathering Contract may not be amended in a manner that would materially adversely affect the revenues to the Trust without the approval of the holders of a majority of the Units present or represented at a meeting of Unitholders at which a quorum (consisting of a majority of the outstanding Units) is present or represented. As noted elsewhere herein, the Units held by Williams (or an affiliate) immediately after the Public Offering may not be voted on any such amendment nor will such Units be counted for quorum purposes so long as such Units are held by Williams (or an affiliate).

     The Gas Gathering Contract was twice amended each effective as of October 1, 1993 with respect to 19 wells located in the San Juan 29-7 unit. WFS is obligated to gather production from such wells at a rate of $.36 per Mcf (plus a fuel reimbursement of 5.5 percent of the gas received at the Wellhead Receipt Points (as defined)), fixed for a 10 year term. In connection with these amendments to the Gas Gathering Contract, the Trustee received an opinion of counsel to Williams that such amendments need not be submitted for approval by vote of the Unitholders.

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

     Where gas is sold by a lessee to a marketing affiliate such as WFS Gas Resources, the MMS regulations essentially ignore the lessee-affiliate transaction and consider the arm's-length sale by the affiliate as the point of valuation for royalty purposes. Accordingly, Quatro Finale is required to calculate royalty payments based on the price WFS Gas Resources receives when it markets the gas production ("Resale Price"), notwithstanding the price payable by WFS Gas Resources to Quatro Finale pursuant to the Gas Purchase Contract. With respect to the Farmout Properties, Amoco pays royalties based on the price it receives for production from such properties as long as the gas is purchased by nonaffiliates. The NPI Net Proceeds, a portion of which is payable to the Trust, reflects the deduction of all royalty and overriding royalty burdens. The ratio of royalties paid on Federal and Indian lands to the NPI Net Proceeds increases as the Resale Price exceeds the price under the Gas Purchase Contract.

     The MMS regulations permit a lessee to deduct from its gross proceeds its reasonable actual costs of transportation and processing to transport the gas from the lease to the point of sale in calculating the market value of its production. Although WFS Gas Resources deducts the gathering charges paid by it to WFS, Burlington, EFS and Northwest in calculating the wellhead price it pays to Quatro Finale, the MMS could disallow the deduction of some portion of the gathering charges after review of such charges on audit of Quatro Finale's royalty as discussed below. If some portion of the gathering charges is disallowed, the MMS will likely demand additional royalties plus interest on the amount of the underpayment.

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

     The MMS generally audits royalty payments within a six-year period. Although WPC, on behalf of Quatro Finale, calculates royalty payments in accordance with its interpretation of the then applicable MMS regulations, WPC does not know whether the royalty payments made to the U.S. Government are totally in conformance with MMS standards until the payments are audited. If an MMS audit, or any other audit by a Federal or state body, results in additional royalty charges, together with interest, relating to production from and after October 1, 1992 in respect of the Underlying Properties, such charges and interest will be deducted in calculating NPI Net Proceeds for the quarter in which the charges are billed and in each quarter thereafter until the full amount of the additional royalty charges and interest have been recovered.


SALE AND ABANDONMENT OF UNDERLYING PROPERTIES

     Quatro Finale (and any transferees) have the right to abandon any well or working interest included in the Underlying Properties if, in its opinion, such well or property ceases to produce or is not capable of producing in commercially paying quantities. Since Quatro Finale does not operate any of the wells on the Underlying Properties, Quatro Finale does not normally control the timing of plugging and abandoning wells. The Conveyance provides that Quatro Finale's working interest share of the costs of plugging and abandoning uneconomic wells will be deducted in calculating NPI Net Proceeds.

     Just as WPC sold the Underlying Properties to Quatro Finale, Quatro Finale may sell the Underlying Properties, subject to and burdened by the Royalty Interests, without the consent of the Unitholders. Under the Trust Agreement, WPC has certain rights (but not the obligation) to purchase the Royalty Interests upon termination of the Trust. See "Item 1--Description of the Trust--Termination and Liquidation of the Trust."

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


THE INFILL NPI

     The Royalty Interests include the Infill NPI, a net profits interest on any Infill Wells completed on the WI Properties. No Infill Wells have been drilled and none will be drilled unless the well spacing limitations for coal seam gas wells in the Basin are reduced. If such changes occur and Infill Wells are drilled, the Infill NPI will entitle the Trust to receive 20 percent of the Infill Net Proceeds. No reserves have been attributed to any Infill Wells in the December 31, 1998 Reserve Report or the Prior Reserve Reports.


WILLIAMS PERFORMANCE ASSURANCES

     Pursuant to the Conveyance, Williams has agreed to pay each of the following to the extent not paid by WPC when due and payable: (i) any purchase price adjustment which WPC is required under the Conveyance to pay to purchase any proved developed nonproducing wells which are not completed and producing by December 31, 1993; (ii) any purchase price adjustment which WPC is required under the Conveyance to pay in the event the Southern Ute Indian Tribe is successful in showing that WPC has no right to produce or receive proceeds from the Fruitland coal formation and any loss, charge or liability which WPC is required under the Conveyance to pay if the Trust is named as a defendant in the pending Southern Ute Indian Tribe litigation. See "--Title to Properties-- Southern Ute Litigation". In addition, pursuant to the Conveyance and the Performance Acknowledgement Agreement, Williams has agreed to pay each of the following to the extent not paid by Quatro Finale (as successor to WPC) when due and payable: all liabilities and operating and capital expenses that Quatro Finale is required under the Conveyance to pay as owner of the Underlying Properties, including without limitation, Quatro Finale's obligation to pay operating expenses with respect of the WI Properties up to the cumulative amounts specified in Exhibit B to the Conveyance and the capital costs incurred in respect of the WI Properties to the extent specified in the Conveyance, including amounts which Quatro Finale is obligated to pay with respect to environmental liabilities; (iv) all NPI Net Proceeds, Infill Net Proceeds and other amounts which Quatro Finale is obligated to pay to the Trust under the Conveyance, including amounts which Quatro Finale is obligated to pay with respect to environmental liability; and (v) any proceeds from a sale of any remaining Royalty Interests that Quatro Finale may elect to purchase upon termination of the Trust ((i) through (v) collectively, the "WPC Payment Obligations"). Williams has also agreed, to the extent not paid by WFS Gas Resources when due and payable, to pay all amounts which WFS Gas Resources is required to pay to Quatro Finale (as successor to WPC) in respect of production attributable to the Royalty Interests pursuant to the terms of the Gas Purchase Contract between WPC and WFS Gas Resources (the "WFS Gas Resources Payment Obligations"). In the Confirmation Agreement, Williams expressly confirmed that its agreement to cause the WFS Gas Resources Payment Obligations to be paid in full when due shall continue in full force and effect notwithstanding the assignments by WGM of the Gas Purchase Contract and the Gas Gathering Contract.

     In the event and to the extent that WPC or Quatro Finale, as applicable, does not pay any of the WPC Payment Obligations in full when due and, in the event and to the extent that WFS Gas Resources does not pay any of the WFS Gas Resources Payment Obligations in full when due, the Trustee (but not Unitholders) is entitled, following notice to Williams and demand for payment by the Trustee and after a 10-day cure period, to enforce payment by Williams. Williams' assurance obligations terminate upon the earlier of (i) dissolution of the Trust, (ii) with respect to the WPC Payment Obligations, upon sale or other transfer by Quatro Finale of all or substantially all of the Underlying Properties, (iii) with respect to the WPC Payment Obligations, upon one or more sales or other transfers of a majority or more of Williams' ownership interests in WPC and (iv) with respect to the WFS Gas Resources Payment Obligations, upon one or more sales or other transfers of a majority or more of Williams' ownership interests in WFS Gas Resources; provided that, with respect to (ii),
(iii) and (iv) above, only if the transferee has, at the time of transfer, a rating assigned to outstanding unsecured long-term debt from Moody's Investor Services of at least Baa3 or from Standard & Poor's Corporation of at least BBB- (or an equivalent rating from at least one nationally-recognized statistical rating organization), or such transferee is approved by holders of a majority of outstanding Units, and in any case, the transferee unconditionally agrees in writing, to assume and be bound by Williams' remaining assurance obligations.

TITLE TO PROPERTIES

     Williams has advised the Trustee that it believes that Quatro Finale's title to the Underlying Properties (as successor to WPC), and the Trust's title to the Royalty Interests, are good and defensible in accordance with standards generally accepted in the gas industry, subject to such exceptions which, in the opinion of Williams, are not so material as to detract substantially from the use or value of such Underlying Properties or Royalty Interests. For a description of a lawsuit challenging Quatro Finale's right to produce coal seam gas from certain properties, see "Southern Ute Litigation" below. As is customary in the gas industry, only a perfunctory title examination is performed as a lease is acquired, except leases covering proved reserves. Generally, prior to drilling a well, a more thorough title examination of the drill site tract is conducted and curative work is performed with respect to significant title defects, if any, before proceeding with operations. However, prior to the sale of the Underlying Properties to Quatro Finale WPC (or its predecessor) had owned the leases covering the Underlying Properties since 1974, and conventional gas has been produced from formations other than the Fruitland formation covered by all of the leases since the 1950s. Under these circumstances, WPC conducted an internal review of its title records prior to the drilling of the coal seam gas wells within the 12 Federal Units, but did not conduct title examinations. In addition to its internal review, WPC, when requested by the operator, participated in title examinations prior to the drilling of a few coal seam gas wells located outside the Federal Units.

     The Underlying Properties are typically subject, in one degree or another, to one or more of the following: (i) royalties and other burdens and obligations, expressed and implied, under gas leases; (ii) overriding royalties and other burdens created by WPC or its predecessors in title; (iii) a variety of contractual obligations (including, in some cases, development obligations) arising under operating agreements, farmout agreements, production sales contracts and other agreements that may affect the properties or their titles;
(iv) liens that arise in the normal course of operations, such as those for unpaid taxes, statutory liens securing unpaid suppliers and contractors and contractual liens under operating agreements; (v) pooling, unitization and communitization agreements, declarations and orders; and (vi) easements, restrictions, rights-of-way and other matters that commonly affect property. To the extent that such burdens and obligations affect Quatro Finale's rights to production and the value of production from the Underlying Properties, they have been taken into account in calculating the Trust's interests and in estimating the size and value of the reserves attributable to the Royalty Interests. Except as noted below, Williams believes that the burdens and obligations affecting the Underlying Properties and Royalty Interests are conventional in the industry for similar properties, do not, in the aggregate, materially interfere with the use of the Underlying Properties and will not materially and adversely affect the value of the Royalty Interests.

     Although the matter is not entirely free from doubt, Williams has advised the Trustee that it believes (based upon the opinions of local counsel to WPC with respect to matters of Colorado law and New Mexico law) that the Royalty Interests should constitute real property interests under applicable state law. Consistent therewith, the Conveyance states that the Royalty Interests constitute real property interests and it was recorded in the appropriate real property records of Colorado and New Mexico, the states in which the Underlying Properties are located in accordance with local recordation provisions. If, during the term of the Trust, Quatro Finale (as successor to WPC) becomes involved as a debtor in bankruptcy proceedings, it is not entirely clear that all of the Royalty Interests would be treated as real property interests under the laws of Colorado and New Mexico. If in such a proceeding a determination were made that the Royalty Interests constitute real property interests, the Royalty Interests should be unaffected in any material respect by such bankruptcy proceeding. If in such a proceeding a determination were made that a Royalty Interest constitutes an executory contract (a term used, but not defined, in the United States Bankruptcy Code to refer to a contract under which the obligations of both the debtor and the other party to such contract are so unsatisfied that the failure of either to complete performance would constitute a material breach excusing performance by the other) and not a real property interest under applicable state law, and if such contract were not to be assumed in a bankruptcy proceeding involving Quatro Finale (as successor to WPC), the Trust would be treated as an unsecured creditor of Quatro Finale with respect to such Royalty Interest in the pending bankruptcy. Although no assurance is given, Williams has advised the Trustee that it does not believe that the Royalty Interests should be subject to rejection in a bankruptcy proceeding as executory contracts.

     Southern Ute Litigation. As previously reported in the Public Offering Prospectus and each of the Trust's prior Annual Reports on Form 10-K as filed with the Securities and Exchange Commission, WPC is a named defendant in a lawsuit (the "Southern Ute Litigation") brought by the Southern Ute Indian Tribe (the "Tribe") which, among other things, contests ownership rights in certain coal seam gas producing properties, including a portion of the Farmout Properties in which Quatro Finale owns a net profits interest. A portion of the revenues received by WPC (on behalf of its successor Quatro Finale) with regard to the Farmout Properties is paid to the Trust as a component of the NPI. The following information updates the Trust's previously reported disclosures regarding the Southern Ute Litigation.

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

     Amoco, on behalf of itself, WPC and the other members of the Defendant Class, is vigorously defending the lawsuit. On September 13, 1994, the District Court issued a memorandum opinion and order in the litigation granting the motion for summary judgment filed by the Defendant Class on the question of ownership of the coal seam gas. The District Court ruled that the U.S. Congress did not reserve the coal seam gas in the Coal Lands Acts of 1909 and 1910, and denied the Tribe's claims of equitable ownership of the coal seam gas. The Tribe appealed the order to the United States Court of Appeals for the Tenth Circuit (the "Court of Appeals"), which issued an opinion dated July 16, 1997 reversing the District Court and holding that coal seam gas was "an integral component of coal" and had therefore been vested in the Tribe as owners of the coal resource. The Court of Appeals remanded the matter to the District Court for further proceedings consistent with its decision. Amoco, as class representative of the Defendant Class, subsequently sought and obtained a rehearing en banc from the Court of Appeals on the ownership issue. The en banc hearing was held on March 17, 1998, and on July 20, 1998, a decision was issued upholding the original opinion of the Court of Appeals finding ownership in the Tribe. Amoco on behalf of the Defendant Class, filed a writ of certiorari with the United States Supreme Court (the "Supreme Court") requesting review of the Court of Appeals decision. On January 22, 1999, the Supreme Court granted certiorari on the matter and a hearing date of April 19, 1999 has been set. In the event the case is actually heard by the Supreme Court and the decision of the Supreme Court is unfavorable to the Defendant Class, District Court proceedings would then be conducted to adjudicate the respective affirmative defenses of the members of the Defendant Class to the Tribe's claims.

     In late March 1999 WPC, Amoco, and the Tribe announced that they are in settlement negotiations to finalize the terms of an agreement in connection with the claims asserted against WPC. Under the proposed settlement, Quatro Finale will convert its net profits interest in the production from the oil and gas leases in dispute into a working interest. A portion of Quatro Finale's working interest will then be transferred to the Tribe effective January 1, 1999. The Tribe will release WPC and Quatro Finale from all other claims asserted in the lawsuit. This pending settlement agreement does not address key issues still being pursued on appeal to the Supreme Court, including the ownership of the natural gas in the coal formation, tribal severance tax payments, and other matters. The Supreme Court is expected to render its decision by mid-1999. The details of this settlement are still being negotiated, and it must be approved by the District Court after an opportunity for review and comment. WPC believes the parties will be successful in reaching a final agreement on the partial settlement in principle and that it will be approved by the District Court.

     WPC has agreed to indemnify the Trust from and against any loss, charge or liability as may arise in respect of the Underlying Properties or the Royalty Interests, in connection with the defense of the Southern Ute Litigation and all legal costs the Trust might incur if the Trust is named as a defendant in such litigation. The Trust has not been named a defendant at the present time. In the event of a settlement or issuance of a final non-appealable court decision in the Southern Ute Litigation, either of which results in a determination that WPC has no right to produce or receive proceeds from coal seam gas from the properties in question, WPC is obligated under the terms of the Conveyance to pay to the Trust, in addition to the indemnification described above, for distribution to then current Unitholders, as a return of a portion of the original purchase price paid for the Units in the Public Offering, an amount equal to (a) the product of (i) $1.47 per Mcf times (ii) the proved reserves estimated in the October 1, 1992 Reserve Report for the Royalty Interests that are affected by such settlement or court decision, less (b) the aggregate cash distributions paid by the Trust and tax benefits, if any, available to the Unitholders, in each case attributable to the portion of the Farmout Properties affected by such settlement or court decision prior to the effective date of such settlement or court decision (the "Formula Reimbursement Amount"). If, however, the Trust's share of revenues from the Farmout Properties is instead reduced as a consequence of a settlement or judgment, Quatro Finale (as successor to WPC) will bear any such loss or reduction to such revenues resulting from such a settlement or court decision out of (and limited to) Quatro Finale's retained interest percentage of its 35 percent net profits interest in the portion of the Farmout Properties subject to the Southern Ute Litigation and affected by such settlement or court decision. Only in the event that the amounts realized by Quatro Finale with respect to such retained interest percentage are inadequate to offset any loss or reduction otherwise affecting the Trust's future NPI Net Proceeds or there is a failure of title will the Trust's share of future revenues be reduced.

     WPC has advised the Trustee that, according to WPC's calculations, the Formula Reimbursement Amount has been significantly exceeded. Accordingly, if the final resolution of the litigation results in a failure of title of Quatro Finale's interest in the portion of the Farmout Properties subject to such litigation, no additional amounts will be paid to the Trust with respect to such portion and the amount of NPI Net Proceeds thereafter payable to the Trust for distribution to Unitholders would be decreased.

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

     The state court ruled it did not have jurisdiction over the plaintiffs' claims. All of the federal cases in which the affiliate of WPC was a named defendant have been dismissed. The defendants have agreed to forego collection of attorneys' fees in the state case upon plaintiffs' execution of settlement agreements precluding their raising the same issues in the future. The settlement agreements were signed and approved by the court and this matter was concluded in July of 1998.


ITEM 3.   LEGAL PROCEEDINGS.

     See "Item 2--The Royalty Interests--Title to Properties--Southern Ute Litigation" for a description of certain litigation to which WPC, as prior owner of the Underlying Properties, is a party. Subject to the preceding sentence, there are no material pending proceedings to which the Trust is a party or of which any of its property is the subject.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.


                                     PART II

ITEM 5.   MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The units of beneficial interest ("Units") in the Trust are listed and traded on the New York Stock Exchange under the symbol "WTU." The following table sets forth, for the periods indicated, the high and low sales prices per Unit and the amount of quarterly cash distributions per Unit made by the Trust.

                                   Sales Price
                                   -----------                  Distributions
1998                           High            Low                per Unit
----                           -----          ------              ---------
First Quarter                  $14-5/16       $12-1/8             $0.302872
Second Quarter                 $13-3/16       $12-3/16            $0.533202
Third Quarter                  $12-1/8        $ 9-1/4             $0.473926
Fourth Quarter                 $11-13/16      $ 8-3/16            $0.322739

1997
----
First Quarter                  $20-1/2        $17-1/4             $0.408865
Second Quarter                 $18-5/8        $17-1/8             $0.617428
Third Quarter                  $19-7/8        $17-13/16           $0.472711
Fourth Quarter                 $19-5/16       $13-9/16            $0.430251


        At March 15, 1999, there were 9,700,000 Units outstanding and approximately 976 Unitholders of record.

Item 6.   Selected Financial Data.

                                                                     Year Ended December 31,
                                         -------------------------------------------------------------------------------
                                            1998             1997             1996             1995             1994
                                         -----------      -----------      -----------      -----------      -----------
Royalty Income ....................      $16,452,220      $19,121,242      $22,330,613      $26,524,115      $22,292,821
Distributable Income ..............      $15,968,274      $18,545,401      $21,835,994      $26,053,210      $21,753,943
Distributable Income per Unit .....      $      1.63      $      1.91      $      2.25      $      2.69      $      2.24
Distributions per Unit ............      $      1.63      $      1.93      $      2.25      $      2.69      $      2.24
Total Assets at Year End ..........      $49,863,338      $61,446,413      $70,162,736      $82,752,593      $99,948,540
Total Corpus at Year End ..........      $49,769,352      $61,271,700      $70,021,573      $82,695,754      $99,881,511


ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Trust makes quarterly cash distributions to Unitholders. The only assets of the Trust, other than cash and cash equivalents being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Royalty Interests. The Royalty Interests owned by the Trust burden the Underlying Properties, which are owned by Quatro Finale and not the Trust.

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

     For 1998, royalty income received by the Trust amounted to $16,452,220 as compared to $19,121,242 and $22,330,613 for 1997 and 1996, respectively. The decrease in royalty income in 1998 is primarily due to lower net production from the Underlying Properties and increased royalty payments to third parties and taxes as compared to 1997. Net production related to the royalty income received by the Trust in 1998 was approximately 17,097,192 MMBtu as compared to 17,031,000 MMBtu and 23,636,000 MMBtu in 1997 and 1996, respectively. Interest income for 1998 was $55,364 as compared to $67,558 and $78,549 for 1997 and 1996, respectively, representing lower investment income on lower average invested balances.

     General and administrative expenses for 1998 were $539,310 compared to $643,399 and $573,168 for 1997 and 1996, respectively. The decrease in these expenses in 1998 was primarily due to lower legal expenses in 1998 than 1997.

     Distributable income for 1998 was $15,968,274 or $1.65 per Unit compared to $18,545,401 or $1.91 per Unit for 1997 and $21,835,994 or $2.25 per Unit for
1996. This decrease resulted from lower production and taxes from the Underlying Properties.

     Reserve values at December 31, 1998 and December 31, 1997 were impacted by decreases in natural gas prices used to value the reserves and the change in the NPI percentage of NPI Net Proceeds from 81 percent to 60 percent expected to occur, based on current estimates, during the year 2000. See "Item 2 -- The Royalty Interests -- NPI Percentage Changes." The year end prices required to be utilized in such valuations were $1.09 per Mcf, $1.142 per Mcf and $1.345 per Mcf at December 31, 1998, 1997 and 1996, respectively.

     Because the Trust incurs administrative expenses throughout a quarter but receives its royalty income only once in a quarter, the Trustee established in the first quarter of 1993 a cash reserve for the payment of expenses and liabilities of the Trust. The Trustee thereafter has adjusted the amount of such reserve in certain quarters as required for the payment of the Trust's expenses and liabilities, in accordance with the provisions of the Trust Agreement. The Trustee anticipates that it will maintain for the foreseeable future a cash reserve that will fluctuate as expenses are paid and royalty income is received.

     Royalty income to the Trust is attributable to the sale of depleting assets. All of the Underlying Properties burdened by the Royalty Interests consist of producing properties. Accordingly, the proved reserves attributable to Quatro Finale's interest in the Underlying Properties are expected to decline substantially during the term of the Trust and a portion of each cash distribution made by the Trust will, therefore, be analogous to a return of capital. Accordingly, cash yields attributable to the Units are expected to decline over the term of the Trust.

     Royalty income received by the Trust in a given calendar year will generally reflect the sum of (i) proceeds from the sale of gas produced from the WI Properties (as defined in Note 1 to the financial statements of the Trust appearing elsewhere herein ("Note 1")) during the first three quarters of that year and the fourth quarter of the preceding calendar year, plus (ii) cash received by WPC (on behalf of Quatro Finale) with respect to the Farmout Properties (as defined in Note 1) during the first three quarters of that year (or in the month immediately following the third quarter, if received by WPC in sufficient time to be paid to the Trust) and the fourth quarter of the preceding calendar year.

     Accordingly, the royalty income included in distributable income for the years ended December 31, 1998, 1997 and 1996, was based on production volumes and natural gas prices for the twelve months ended in September 30, 1998, 1997 and 1996, respectively, as shown in the table below. The production volumes included in the table are for production attributable to the Underlying Properties, and not production attributable to the Royalty Interests owned by the Trust, and are net of the amount of production attributable to Quatro Finale's royalty obligations to third parties, which are determined by contractual arrangement with such parties.

                                                                        Twelve Months Ended September 30,
                                                                        ---------------------------------
                                                                   1998                1997                1996
                                                                   ----                ----                ----
Production, Net (MMBtu)(1)
   WI Properties                                                 15,609,101          14,089,778          21,483,636
   Farmout Properties(2)                                          5,498,544           6,936,604           7,696,547
Average Blanco Hub Spot Price ($/MMBtu)                        $       2.08        $       2.28       $        1.34
Average Net Wellhead Price WI Properties ($/MMBtu)             $       0.94        $       0.98       $        1.11

--------
(1)  Million British Thermal Units.

(2) Includes previously reported estimated amounts for certain months.

     Production from the WI Properties is generally sold pursuant to the Gas Purchase Contract. For more information regarding the Gas Purchase Contract and the right of WFS Gas Resources to recoup certain Price Credits, see "Item 2. Properties - Gas Purchase Contract" in this Form 10-K of the Trust.

     The information herein concerning production and prices relating to the Underlying Properties is based on information prepared and furnished by WPC (on behalf of Quatro Finale) to the Trustee. The Trustee has no control over and no responsibility relating to the operation of the Underlying Properties.

Year 2000 Issue

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations. If a company or organization does not successfully address its Year 2000 issues, it may face material adverse consequences. The Trustee has identified its primary system that is vulnerable to the Year 2000 issue: its General Ledger/Accounts Payable System. The current system is Year 2000 compliant. The Trust selected a system that has been warranted to be Year 2000 compliant and completed the installation of the new system at the beginning of 1998. The cost of the system was approximately $6,000. To date the Trustee has incurred no other costs in connection with its efforts to identify, assess, remediate and test the Trust's systems for Year 2000 compliance.

     The Trustee is in the process of identifying and assessing other information technology ("IT") systems used in connection with the Trust, as well as other systems, for Year 2000 compliance. Non-IT systems are generally more difficult to assess because they often contain embedded technology that may be subject to Year 2000 problems. The total cost of the Trustee's Year 2000 efforts is expected to be approximately $10,000 (including the $6,000 referred to above), all of which will be incurred and paid during the last two quarters of 1998 and the first quarter of 1999. Of this amount, the Trustee expects to pay $4,000 for identification and assessment of affected systems and $6,000 for remediation (which may include the replacement of certain noncomplying systems).

     The Trustee has additionally identified those vendors it believes could have an impact on its day-to-day operations if their operations were interrupted as a result of Year 2000 problems. The Trustee has developed a questionnaire regarding the vendors' Year 2000 status. These vendors, consisting primarily of energy companies, have been contacted before January 1, 1999 to determine their Year 2000 status. WPC, which provides extensive accounting services to the Trust, has indicated that its IT system will be Year 2000 complaint. The Trustee is continuing discussions with WPC regarding its certification.

     The Trustee has no reason to believe that its vendors will not be Year 2000 compliant. In the event the Trustee learns that a vendor's system will not be Year 2000 compliant, the Trustee will assess the potential risk and develop contingency plans at that time.

     The Trust is a passive entity with no business operations, and the IT systems employed by the Trustee in connection with its duties on behalf of the Trust are less extensive than the systems employed by many business entities. The Trust has no formal IT budget, and the Trustee does not anticipate making any other significant capital expenditures relating to the Trustee's IT systems used in connection with Trust during 1998 or 1999. Thus, the expenditures expected to be made in connection with the Year 2000 efforts described above will represent substantially all of the Trustee's IT-related capital expenditures on behalf of the Trust during 1998 and 1999. These expenses will be paid as expenses of the Trust.

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

     The Trust will utilize both internal and external resources to achieve Year 2000 compliance. The Trustee estimates that its identification and assessment activities are approximately 80% complete and that its remediation and testing efforts are approximately 90% complete. It expects that all of its Year 2000 efforts related to the Trust's internal systems will be completed by the end of the second quarter of 1999. However, there can be no guarantee that the Trustee will be able to identify all potential Year 2000 problems or to fully remediate all Year 2000 problems identified on a timely basis. There also can be no assurance that the systems of third party vendors on which the Trust relies will be timely remediated. The failure by the Trustee or any such third party to fully remediate its Year 2000 problems on a timely basis could have a material adverse affect on the Trustee's ability to account for and make timely distribution of the Trust's distributable income.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The only assets of and sources of income to the Trust are the Royalty Interests, which generally entitle the Trust to receive a share of the net profits from natural gas production from the Underlying Properties. Consequently, the Trust's financial results can be significantly affected by fluctuations in natural gas prices and the Trust has commodity price risk exposure associated with the natural gas markets in the United States. The Royalty Interests do not entitle the Trust to control or influence the operation of the Underlying Properties or the sale of gas produced therefrom. Natural gas produced from the WI Properties, which comprises the majority of production attributable to the Royalty Interests, is currently sold by Quatro Finale pursuant to the terms of the Gas Purchase Contract. Although the Trust is not a party to the Gas Purchase Contract, the Gas Purchase Contract may significantly impact revenues to the Trust. Although the Gas Purchase Contract mitigates the risk to the Trust of low gas prices, it also limits the ability of the Trust to benefit from the effects of higher gas prices, particularly to the extent a balance exists in the Price Credit Account. See "Item 2 -- The Royalty Interests -- Gas Purchase Contract" for detailed information about the Gas Purchase Contract and its impact on the Trust and Unitholders.

     The Trust is a passive entity and other than the Trust's ability to periodically borrow money as necessary to pay expenses, liabilities and obligations of the Trust that cannot be paid out of cash held by the Trust, the Trust is prohibited from engaging in borrowing transactions. The amount of any such borrowings is unlikely to be material to the Trust. The Trust periodically holds short term investments acquired with funds held by the Trust pending distribution to Unitholders and funds held in reserve for the payment of Trust expenses and liabilities. Because of the short-term nature of these borrowings and investments and certain limitations upon the types of such investments which may be held by the Trust, the Trustee believes that the Trust is not subject to any material interest rate risk. The Trust does not engage in transactions in foreign currencies which could expose the Trust or Unitholders to any foreign currency related market risk.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .

     Audited Statements of Assets, Liabilities and Trust Corpus of the Trust as of December 31, 1998 and 1997, and the related Statements of Distributable Income and Changes in Trust Corpus for each of the three years in the period ended December 31, 1998, are included in this Form 10-K.

                         REPORT OF INDEPENDENT AUDITORS


THE TRUSTEE
WILLIAMS COAL SEAM GAS ROYALTY TRUST

     We have audited the accompanying statements of assets, liabilities and trust corpus of Williams Coal Seam Gas Royalty Trust as of December 31, 1998 and 1997, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of Williams Coal Seam Gas Royalty Trust at December 31, 1998 and 1997, and its distributable income and its changes in trust corpus for each of the three years in the period ended December 31, 1998, on the basis of accounting described in Note 2.



                                                      /s/ ERNST & YOUNG LLP


Tulsa, Oklahoma
March 26, 1999

FINANCIAL STATEMENTS
WILLIAMS COAL SEAM GAS ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                                December 31,
                                                                         -------------------------
                                                                             1998          1997
                                                                         -----------   -----------
ASSETS
Current assets - cash and cash equivalents ...........................   $    80,599   $    30,636
Royalty interests in oil and gas properties (less accumulated amortization of $88,783,924 and $77,150,886 at $77,150,886 at
   December 31, 1998 and 1997, respectively) (Note 2) ................    49,782,739    61,415,777
                                                                         -----------   -----------
Total ................................................................   $49,863,338   $61,446,413
                                                                         ===========   ===========

LIABILITIES AND TRUST CORPUS
Current liabilities:
Payable to The Williams Companies, Inc.(Note 4) ......................   $    57,964   $    56,275
Other accounts payable ...............................................        36,022       118,438
                                                                         -----------   -----------
Current liabilities ..................................................        93,986       174,713
Trust corpus (9,700,000 units of beneficial interest authorized and
   outstanding) (Note 2) .............................................    49,769,352    61,271,700
                                                                         -----------   -----------
Total ................................................................   $49,863,338   $61,446,413
                                                                         ===========   ===========


STATEMENTS OF DISTRIBUTABLE INCOME

                                                                        Year Ended December 31,
                                                             --------------------------------------------
                                                                 1998            1997            1996
                                                             ------------    ------------    ------------
Royalty income ...........................................   $ 16,452,220    $ 19,121,242    $ 22,330,613
Interest income ..........................................         55,364          67,558          78,549
                                                             ------------    ------------    ------------
 Total ...................................................     16,507,584      19,188,800      22,409,162
General and administrative expenses (Note 4) .............       (539,310)       (643,399)       (573,168)
                                                             ------------    ------------    ------------
Distributable income .....................................   $ 15,968,274    $ 18,545,401    $ 21,835,994
                                                             ============    ============    ============
Distributable income per Unit (9,700,000 units)(Note 2) ..   $       1.65    $       1.91    $       2.25
                                                             ============    ============    ============
Distributions per Unit (Note 5) ..........................   $       1.63    $       1.93    $       2.25
                                                             ============    ============    ============


STATEMENTS OF CHANGES IN TRUST CORPUS

                                                       Year Ended December 31,
                                            --------------------------------------------
                                                 1998            1997            1996
                                            ------------    ------------    ------------
Trust corpus, beginning of year  ........   $ 61,271,700    $ 70,021,573    $ 82,695,754
Amortization of royalty interests .......    (11,633,038)     (9,581,669)    (12,726,013)
Distributable income ....................     15,968,274      18,545,401      21,835,994
Distributions to Unitholders (Note 5) ...    (15,837,584)    (18,713,605)    (21,784,162)
                                            ------------    ------------    ------------
Trust corpus, end of year ...............   $ 49,769,352    $ 61,271,700    $ 70,021,573
                                            ============    ============    ============

-----------------------

See accompanying notes

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

     The Trust was formed to acquire and hold certain net profits interests (the "Royalty Interests") in proved natural gas properties located in the San Juan Basin of New Mexico and Colorado (the "Underlying Properties") owned by WPC. The Trust was initially created effective as of December 1, 1992 with a $100 contribution by WPC. On January 21, 1993, the Royalty Interests were conveyed to the Trust by WPC pursuant to the Net Profits Conveyance (the "Conveyance") dated effective as of October 1, 1992 by and among WPC, Williams, the Trustee and the Delaware Trustee, in consideration for all the 9,700,000 authorized units of beneficial interest in the Trust ("Units"). WPC transferred its Units by dividend to its parent, Williams, which sold an aggregate of 6,131,209 Units to the public through various underwriters in January and February 1993 (the "Public Offering"). During the second quarter of 1995 Williams transferred its remaining Units to Williams Holdings of Delaware, Inc. ("WHD"), a separate holding company for Williams' non-regulated businesses. Substantially all of the production attributable to the Underlying Properties is from the Fruitland coal formation and constitutes "coal seam" gas that entitles the owners of such production, provided certain requirements are met, to tax credits for Federal income tax purposes pursuant to Section 29 of the Internal Revenue Code of 1986, as amended. Effective May 1, 1997, WPC transferred the Underlying Properties to Quatro Finale, LLC, a non-affiliated Delaware limited liability company ("Quatro Finale").

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

     The only assets of the Trust, other than cash and cash equivalents being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Royalty Interests. The Royalty Interests consist primarily of a net profits interest (the"NPI") in the Underlying Properties. The NPI generally entitles the Trust to receive 81 percent of the NPI Net Proceeds, as defined below, attributable to (i) gas produced and sold from Quatro Finale's net revenue interests (working interests less lease burdens) in the properties in which Quatro Finale has a working interest (the "WI Properties") and (ii) the revenue stream received by Quatro Finale attributable to its 35 percent net profits interest in 5,348 gross acres in La Plata County, Colorado (the "Farmout Properties"). The Royalty Interests also include a 20 percent interest in Quatro Finale's Infill Net Proceeds, as defined below, from the sale of production if well spacing rules are effectively modified and additional wells are drilled on producing drilling blocks on the WI Properties (the "Infill Wells") during the term of the Trust. No Infill Wells have been drilled on the WI Properties to date. "NPI Net Proceeds" consists generally of the revenue stream received by Quatro Finale from its 35 percent net profits interest in the Farmout Properties, plus the aggregate proceeds attributable to Quatro Finale's net revenue interest, based on the price paid at or in the vicinity of the wellhead (the "Wellhead"), of gas produced from the WI Properties, less Quatro Finale's share of certain taxes and costs. "Infill Net Proceeds" consists generally of the aggregate proceeds, based on the price at the Wellhead, of gas produced from Quatro Finale's net revenue interest in any Infill Wells less certain taxes and costs. The NPI percentage is subject to certain future downward adjustments based on a rate of return computation once cumulative aggregate production targets are met. Based on current estimates, a downward adjustment to the NPI is expected during the year 2000. The complete definitions of NPI Net Proceeds and Infill Net Proceeds are set forth in the Conveyance.


2. BASIS OF ACCOUNTING

     The financial statements of the Trust are prepared on a modified cash basis and are not intended to present financial position and results of operations in conformity with generally accepted accounting principles ("GAAP"). Preparation of the Trust's financial statements on such basis includes the following:

o Revenues are recognized in the period in which amounts are received by the Trust. General and administrative expenses are recognized on an accrual basis.

o Amortization of the Royalty Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

o    Distributions to Unitholders are recorded when declared by the Trustee (see
     Note 5).

     The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because royalty income is not accrued in the period of production and amortization of the Royalty Interests is not charged against operating results.

     Williams sold an aggregate of 5,980,000 Units of the Trust's authorized 9,700,000 Units in the Public Offering at the offering price of $20 per Unit, retaining 3,720,000 Units. Subsequently, Williams sold an additional 151,209 Units for $23.50 per Unit. Accordingly, the statements of assets, liabilities and trust corpus at December 31, 1998 and 1996 reflect the sale of these Units at the respective sale prices thereof, as well as the remaining 3,568,791 Units at Williams' historical cost. During the second quarter of 1995 Williams transferred its Units to WHD, a separate holding company for Williams' non-regulated businesses. If WHD, in the future, should sell all or a portion of its retained Units, at that time, the carrying value on the Trust's statements of assets, liabilities and trust corpus may again be adjusted from WHD's historical cost to the subsequent sale price with respect to the Units sold.


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

4. RELATED PARTY TRANSACTIONS

     Williams provides accounting, bookkeeping and informational services to the Trust in accordance with an Administrative Services Agreement effective December 1, 1992. The fee is $50,000 per quarter, escalating 3 percent each October 1 commencing October 1, 1993. Amounts payable by the Trust to Williams at December 31, 1998 and 1997 represent the fourth quarter fees. Aggregate fees incurred by the Trust to Williams in 1998, 1997 and 1996 were $222,373, $236,191, and
$220,183, respectively.

     Aggregate fees paid by the Trust to the trustees in 1998, 1997 and 1996 were $45,921, $44,978, and $43,360, respectively.


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


6. CONTINGENCIES

     Under the terms of the gas purchase contract entered into by WPC and WFS Gas Resources Company ("WFS Gas Resources") (as successor to Williams Gas Marketing Company), as amended (the "Gas Purchase Contract"), additional revenues may be paid to the Trust to meet the Minimum Purchase Price provision of 97 percent of $1.75 per MMBtu (see Item 2--The Royalty Interests--Gas Purchase Contract). This additional revenue is subject to recoupment by the purchaser from future revenues received from production commencing after January 1, 1994 when the applicable index price exceeds the Minimum Purchase Price as long as the Minimum Purchase Price commitment is in effect. The primary term of the Gas Purchase Contract expired on December 31, 1997, at which time WFS Gas Resources had the option to discontinue paying the Minimum Purchase Price by giving notice of its election to pay solely on an index price. For each of the contract years January 1, 1998 through December 31, 1998 and January 1, 1999 through December 31, 1999, WFS Gas Resources did not exercise this option and the pricing mechanism of the Primary Term remains in effect.

     The applicable index price was above the Minimum Purchase Price throughout most of 1998 (with the exception of September and October). Pursuant to the terms of the Gas Purchase Contract, WPC established a price credit account. WPC estimates that, as of December 31, 1998, WFS Gas Resources had aggregate price credits in the price credit account of approximately $10.9 million of which the Trust's 81 percent interest was approximately $8.8 million. The applicable index price was below the Minimum Purchase Price in January and February 1999.

     The entitlement of WFS Gas Resources to recoup the price credits means that if and when the applicable Blanco Hub Spot Price is above $1.75 per MMBtu, royalty income paid to the Trust is reduced until such time as such price credits have been fully recouped. Cash distributions to the Unitholders in 1998 were reduced by approximately $2.9 million as a result of the recoupment of the price credits.

     The majority of the production attributable to the Trust is within Federal units. Unit participating areas are formed by pooling production from the participating area. Entitlement to the pooled production is based on each party's acreage in the participating area divided by the total participating acreage. Wells drilled outside the participating area may create an enlargement to the participating area and a revision of the Unit ownership entitlement. The Bureau of Land Management ("BLM") must approve Unit participating area expansions. The effective date for Unit expansions is retroactive to the date the well creating the expansion was tested. The revenues presented in the accompanying statements of distributable income are on an entitlement basis and reflect the most recent BLM participating area approvals at December 31, 1998, 1997 and 1996, respectively. There are pending or anticipated applications or approvals for additional participating area enlargements. WPC has advised the Trustee that it does not believe that final approval of these Unit participating area enlargements and the resulting retroactive adjustments, if any, will have a material impact on the revenues as presented in these statements.

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

     The Trustee has also been informed by WPC that the MMS has informed some San Juan Basin natural gas producers that they have incorrectly deducted certain costs in the producers' coal bed methane valuations in determining the amounts due to Federal royalty owners. While WPC believes that their past computations have been appropriately stated, applying the MMS methodology could result in an adjustment to amounts previously paid to the Trust of approximately $3,000,000.

     The Southern Ute Indian Tribe (the "Tribe") filed a lawsuit on December 31, 1991, challenging the legal rights of WPC and others to extract coal seam gas from certain properties within the Tribal boundaries. The Tribe is seeking compensation from the producers and the oil and gas estate owners for the value of the gas allegedly wrongfully taken from the Tribe. Amoco, on behalf of itself, WPC, and the other defendants named in the lawsuit (the "Defendant Class") is vigorously defending the lawsuit. On September 13, 1994, the United States District Court for the District of Colorado (the "District Court") issued a memorandum opinion and order in the litigation granting the motion for summary judgement filed by the defendant class on the question of ownership of the coal seam gas. The District Court ruled that the U.S. Congress did not reserve the coal seam gas in the Coal Land Acts of 1909 and 1910, and denied the Tribe's claim of equitable ownership of the coal seam gas. The Tribe appealed the order to the United States Court of Appeals for the Tenth Circuit (the "Court of Appeals"), which issued an opinion dated July 16, 1997 reversing the District Court and holding that coal seam gas was "an integral component of coal" and had therefore been vested in the Tribe as owners of the coal resource. The Court of Appeals remanded the matter to the District Court for further proceedings consistent with its decision. Amoco, as class representative of the Defendant Class, subsequently sought and obtained a rehearing en banc from the Court of Appeals on the ownership issue. The en banc hearing was held on March 17, 1998, and on July 20, 1998, a decision was issued upholding the original opinion of the Court of Appeals finding ownership in the Tribe. On January 22, 1999, the United States Supreme Court granted certiorari on the matter and a hearing date of April 19, 1999, has been set.

     In late March 1999, WPC, Amoco, and the Tribe announced that they are in settlement negotiations to finalize the terms of an agreement in connection with the claims asserted against WPC. Under the proposed settlement, WPC will convert its net profits interest in the production from the oil and gas leases in dispute into a working interest. A portion of WPC's working interest will then be transferred to the Tribe effective January 1, 1999. The Tribe will release WPC from all other claims asserted in the lawsuit. This pending settlement agreement does not address key issues still being pursued on appeal to the Supreme Court, including the ownership of the natural gas in the coal formation, tribal severance tax payments, and other matters. The Supreme Court is expected to render its decision by mid-1999. The details of this settlement are still being negotiated, and it must be approved by the District Court after an opportunity for review and comment. WPC believes the parties will be successful in reaching a final agreement on the partial settlement in principal and that it will be approved by the District Court.

     WPC has agreed to indemnify the Trust from and against any loss, charge or liability as may arise in respect of the Underlying Properties or the Royalty Interests in connection with the defense of such lawsuit and all legal costs the Trust might incur if the Trust is named as a defendant in such litigation. WPC's indemnity with respect to the Farmout Properties is limited to its retained interest share of any settlement costs that may reduce the revenue stream it receives from its 35 percent net profits interest in the Farmout Properties. If the Tribe is successful in showing that WPC has no right to produce or receive proceeds from the Fruitland coal formation, WPC has agreed to pay to the Trust, in addition to the indemnification described above, for distribution to the then current Unitholders as a return of a portion of the original purchase price paid for the Units in the Public Offering, an amount equal to $1.47 per Mcf multiplied by the estimated reserves in the October 1, 1992 Reserve Report (as defined) attributable to the interest of the Trust in the Farmout Properties subject to such dispute minus the aggregate cash distributions paid by the Trust prior to the date of such redetermination and minus the tax benefits, if any, available to the Unitholders and attributable to the portion of the interest of the Trust in the Farmout Properties so purchased. Williams has agreed to pay the above described obligations of WPC to the extent not paid by WPC when due and payable. If an adverse decision were to be received, WPC has advised the Trustee that it believes the financial impact to the Trust would not be significant. See "Item 2--The Royalty Interest--Title to Properties--Southern Ute Litigation" for additional information regarding this litigation.

     While no assurances can be given, the Trustee does not believe that the ultimate resolution of the foregoing matter will have a material adverse effect on the Trust Corpus or distributable income.


7. SUBSEQUENT EVENT

     Subsequent to December 31, 1998, the Trust declared the following distribution:

================================================================================
Quarterly Record Date           Payment Date              Distribution  per Unit
--------------------------------------------------------------------------------
February 16, 1999               March 1, 1999             $.410740
================================================================================

     The Trustee has estimated the Section 29 tax credit associated with the February 16, 1999 quarterly distribution to be $.41 per Unit.

8.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth the royalty income, distributable income and distributable income per Unit of the Trust for each quarter in the years ended December 31, 1998 and 1997 (in thousands, except per Unit amounts):

  Calendar Quarter       Royalty Income      Distributable Income      Distribution per Unit
--------------------    ----------------    -----------------------   ------------------------
1998
First ..............      $  3,048             $ 2,934                        $ 0.30
Second .............         5,412               5,166                          0.53
Third ..............         4,762               4,688                          0.48
Fourth .............         3,230               3,180                          0.32
                          --------             -------                        ------
    TOTAL ..........      $ 16,452             $15,968                        $ 1.65
                          ========             =======                        ======

1997
First ..............      $  4,104             $ 3,929                        $ 0.41
Second .............         6,075               5,868                          0.60
Third ..............         4,708               4,652                          0.48
Fourth .............         4,234               4,097                          0.42
                          --------             -------                        ------
    TOTAL ..........      $ 19,121             $18,546                        $ 1.91
                          ========             =======                        ======


     Selected 1998 fourth quarter data are as follows (in thousands except per Unit amounts):

Royalty income ........................................   $ 3,230
Interest income .......................................   $    10
General and administrative expenses ...................   ($   60)
Distributable income ..................................   $ 3,180
Distributable income per Unit (9,700,000 units) .......   $  0.33
Distribution per Unit .................................   $  0.32


9. SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

     The net proved reserves attributable to the Royalty Interests have been estimated as of December 31, 1998, 1997, and 1996, by independent petroleum engineers. In accordance with Statement of Financial Accounting Standards No. 69, estimates of future net revenues from proved reserves have been prepared using contractual gas prices and related costs. The standardized measure of future net revenues from the gas reserves is calculated based on discounting such future net revenues at an annual rate of 10 percent. The Blanco Hub Spot Price for December 1998 of $1.96 per MMBtu, after adjustments for certain costs and provisions of the Gas Purchase Contract, including potential recoupment of the price credits, resulted in a weighted average wellhead price of $1.07 per Mcf. This computed price does not include any possible future increases which may result upon the full recoupment of the price credits. The standardized measure of discounted future net revenues below has been reduced by operating and development costs which such costs are paid by Williams and are included in computing the royalty income of the Trust. The standardized measure has not been reduced for income taxes as no income taxes are paid by the Trust (Note 3).

     Numerous uncertainties are inherent in estimating volumes and value of proved reserves and in projecting future production rates and timing of development expenditures. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserve estimates.

     The reserve estimates as of December 31, 1997 and 1996 and January 1, 1996 for Royalty Interests are based on a percentage share of NPI Net Proceeds payable to the Trust of 81 percent. Based on inception to date experience in estimating reserves, production history and more detailed information with regard to the status of the interest in the NPI, the reserve estimates as December 31, 1998 for Royalty Interests are adjusted to reflect possible reduction of the NPI upon meeting certain production targets and certain rates of return expected to be met in the future.

                                               Natural Gas(MMcf)
                                               -----------------
Proved reserves at January 1, 1996 ..........    162,824
Revisions of previous estimates .............      9,763
Production ..................................    (23,196)
Proved reserves at December 31, 1996 ........    149,391
Revisions of previous estimates .............    (12,259)
Production ..................................    (17,264)
Changes due to revision of interest .........    (17,820)
                                                --------
Proved reserves at December 31, 1997 ........    102,048
                                                ========
Production ..................................    (20,595)
Revisions of previous estimates .............    (11,640)
Proved reserves at December 31, 1998 ........     69,813
                                                ========

-------------
*Includes reserve increases resulting from well recompletions and other factors.

     All proved reserve estimates presented above at December 31, 1998, 1997 and 1996 and January 1, 1996 are proved developed.

     Proved reserves are estimated quantities of natural gas which geological and engineering data indicate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves which can be expected to be recovered through existing wells with existing equipment and operating methods.

     The following table sets forth the standardized measure of discounted future net revenues at December 31, 1998, 1997 and 1996 relating to proved reserves (in thousands):

                                                                   Year Ended December 31,
                                                              -----------------------------------
                                                                 1998         1997         1996
                                                              ---------    ---------    ---------
Future cash inflows .......................................   $  73,955    $ 103,497    $   1,995
Future production taxes ...................................      (8,616)     (12,461)     (13,444)
                                                              ---------    ---------    ---------
Future net cash flows .....................................      65,339       91,036      187,602
10% discount factor .......................................     (16,755)     (25,198)     (63,149)
                                                              ---------    ---------    ---------
Standardized measure of discounted future net revenues ....   $  48,584    $  65,838    $ 124,453
                                                              =========    =========    =========

     The following table sets forth the changes in the aggregate standardized measure of discounted future net revenues from proved reserves during the years ended December 31, 1998, 1997 and 1996 (in thousands):

                                                   1998         1997         1996
                                                ---------    ---------    ---------
Balance at January 1 ........................   $  65,838    $ 124,453    $  79,833
Increase (decrease) due to:
         Net sales of coal seam gas .........     (19,498)     (18,065)     (20,629)
         Net changes in prices and costs ....       2,654      (27,518)      46,392
         Development costs incurred .........       1,983            0          724
         Net change in cost estimates .......      (1,983)           0         (724)
         Change in estimated volumes ........      (8,100)      (8,448)       8,133
         Accretion of discount ..............       6,584       12,445        7,983
         Other ..............................       1,106       (5,934)       2,741
         Changes in revision of interest ....                  (11,095)
                                                ---------    ---------    ---------
                                                                58,615       44,620
                                                ---------    ---------    ---------
Balance at December 31 ......................   $  48,584    $  65,838    $ 124,453
                                                =========    =========    =========


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

     Compensation of the Trustee, Delaware Trustee and Transfer Agent. The Trust Agreement provides for compensation to the Trustee and the Delaware Trustee for administrative services, out of the Trust assets. The Trustee is paid a 1998 base amount of $38,632, plus an hourly charge for services in excess of a combined total of 300 hours annually at the Trustee's then standard rate. The Delaware Trustee is paid a fixed annual amount which was initially set at $5,000. The Trustee and the Delaware Trustee received total compensation for 1998 of $38,632 and $7,289, respectively. The base amount of the Trustee's fee and the amount of the Delaware Trustee's fee for administrative services escalate at the rate of 3 percent per year. The Trustee and the Delaware Trustee are each entitled to reimbursement for out-of-pocket expenses. Upon termination of the Trust, the Trustee will receive, in addition to its out-of-pocket expenses, a termination fee in the amount of $8,000.

     The Transfer Agent receives a transfer agency fee of $5.50 annually per account (minimum of $15,000 annually), subject to change each December, based upon the change in the Producers' Price Index as published by the Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued in excess of 10,000 annually. The total fees paid by the Trust to the Transfer Agent in 1997 were $21,653.

     Fees to Williams. Williams will receive, throughout the term of the Trust, an administrative services fee for accounting, bookkeeping and informational services relating to the Royalty Interests as described below in "Item 13--Administrative Services Agreement."


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) Security Ownership of Certain Beneficial Owners. The following table sets forth as of March 15, 1999 information with respect to the only Unitholder who was known to the Trustee to be a beneficial owner of more than 5 percent of the outstanding Units.

                                                     NUMBER OF UNITS      PERCENT
         NAME AND ADDRESS OF BENEFICIAL OWNER       BENEFICIALLY OWNED    OF CLASS
         ------------------------------------       ------------------    --------
         Williams Holdings of Delaware, Inc .....       3,568,791          36.8%
         One Williams Center
         Tulsa, Oklahoma 74172

Williams Ownership of Units

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

     (b) Security Ownership of Management. The Trust has no directors or executive officers. As of March 15, 1999, NationsBank, N.A., the Trustee, held an aggregate of 1,000 Units in various fiduciary capacities, with no investment or voting powers. As of March 15, 1999, Chemical Bank Delaware, the Delaware Trustee, did not beneficially own any Units.

     (c) Changes in Control. Subject to the discussion above in this Item 12 under "Williams' Ownership of Units," the Trustee knows of no arrangements the operation of which may at a subsequent date result in a change in control of the Trust.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .

ADMINISTRATIVE SERVICES AGREEMENT

     Pursuant to the Trust Agreement, Williams and the Trust entered into an Administrative Services Agreement effective December 1, 1992. A copy of the Administrative Services Agreement is filed as an exhibit to this Form 10-K.

     The Administrative Services Agreement obligates the Trust to pay to Williams each quarter an administrative services fee for accounting, bookkeeping and informational services relating to the Royalty Interests. The administrative services fee was $51,500 per calendar quarter commencing October 1, 1993, through and including the quarter ended September 30, 1994, and increases 3 percent each October 1. Accordingly, the total of the administrative services fees paid by the Trust to Williams in 1998 was $222,373.


POTENTIAL CONFLICTS OF INTEREST

     The interests of Quatro Finale and of Williams and its subsidiaries and the interests of the Trust and the Unitholders with respect to the Underlying Properties could at times be different. As a working interest owner in the WI Properties, Quatro Finale could have interests that conflict with the interests of the Trust and Unitholders. For example, such conflicts could be due to a number of factors including, but not limited to, future budgetary considerations and the absence of any contractual obligation on the part of Quatro Finale to spend for development of the WI Properties, except as noted herein. Such decisions may have the effect of changing the amount or timing of future distributions to Unitholders. Quatro Finale's interests may also conflict with those of the Trust and Unitholders in situations involving the sale or abandonment of Underlying Properties. Quatro Finale has the right at any time to sell any of the Underlying Properties subject to the Royalty Interests and under certain circumstances may abandon any of the WI Properties. Such sales or abandonment may not be in the best interest of the Trust. In addition, WFS Gas Resources has the right, exercisable in its sole discretion, to terminate its Minimum Purchase Price commitment under the Gas Purchase Contract. Williams' interests could conflict with those of the Trust and Unitholders to the extent the interests of WFS Gas Resources, under the Gas Purchase Contract, or WFS and WFS Gas Resources, under the Gas Gathering Contract, differ from the interests of the Trust and the Unitholders. Except for amendments to the Gas Gathering Contract or Gas Purchase Contract that must be approved by the vote of a majority of the Unitholders present at a meeting at which a quorum is present if such amendment would materially adversely affect Trust revenues, no mechanism or procedure has been included to resolve potential conflicts of interest between the Trust and Quatro Finale, Williams, WPC or their affiliates.


                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K .

     (a) The following documents are filed as a part of this report:

   1. Financial Statements (included in Item 8 of this report)

                                                                                                    PAGE IN THIS
                                                                                                       REPORT
                                                                                                       ------
         Report of Independent Auditors                                                                  42
         Statements of Assets, Liabilities and Trust Corpus as of December 31, 1998 and 1997             43
         Statements of Distributable Income for the years ended December 31, 1998, 1997
                  and 1996                                                                               43
         Statements of Changes in Trust Corpus for the years ended December 31, 1998,
                  1997 and 1996                                                                          43
         Notes to Financial Statements                                                                   44

   2. Financial Statement Schedules

     Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.


   3. Exhibits

EXHIBIT
NUMBER                              EXHIBIT
------                              -------

3.1      --  Certificate of Trust of Williams Coal Seam Gas Royalty Trust (filed as Exhibit 3.1 to the 3.1 Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.1      --  Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of December 1, 1992, by and among Williams Production Company, The Williams Companies, Inc. and Chemical Bank Delaware and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.), as trustees (filed as Exhibit 4.1 to the Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.2      --  First Amendment to the Trust Agreement of Williams Coal Seam Gas
             Royalty Trust effective as of December 15, 1992, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.2 to the Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.3      --  Second Amendment to the Trust Agreement of Williams Coal Seam Gas
             Royalty Trust effective as of January 12, 1993, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.3 to the Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.4      --  Net Profits Conveyance effective as of October 1, 1992, by and among Williams Production Company, The Williams Companies, Inc., and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.), and Chemical Bank Delaware (filed as Exhibit 4.4 to the Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.1     --  Administrative Services Agreement effective December 1, 1992, by and between The Williams Companies, Inc. and Williams Coal Seam Gas Royalty Trust (filed as Exhibit 10.1 to the Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

EXHIBIT
NUMBER                              EXHIBIT
------                              -------

10.2     --  Gas Purchase Agreement dated October 1, 1992, by and between
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

10.9     --  Agreement dated May 7, 1997, effective as of May 1, 1997, by and among Williams Production Company, The Williams Companies, Inc., Williams Coal Seam Gas Royalty Trust and Quatro Finale LLC (filed as Exhibit 10.1 to the Registrant's Form 8-K dated June 20, 1997 and incorporated herein by reference).

23.1     --  Consent of Miller and Lents, Ltd.

27.1     --  Financial Data Schedule.

99.1     --  The information under the section captioned "Tax Considerations" on pages 20-21, and the information under the sections captioned "Federal Income Tax Consequences" and "ERISA Considerations" on pages 45-52 of the Prospectus dated January 13, 1993, which constitutes a part of the Registration Statement on Form S-3 of The Williams Companies, Inc. (Registration No. 33-53662) (filed as
             Exhibit 28.1 to the Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

EXHIBIT
NUMBER                              EXHIBIT
------                              -------

99.2     --  Reserve Report, dated November 21, 1992, on the estimated reserves,
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

99.3     --  Reserve Report, dated February 23, 1994, on the estimated reserves attributable to the Royalty Interests as of December 31, 1993 (but using October 1, 1992 Reserve Report pricing), prepared by Miller and Lents, Ltd., independent petroleum engineers (filed as Exhibit
             99.4 to the Registrant's Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

99.4     --  Reserve Report, dated February 23, 1994, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of December 31, 1993, prepared by Miller and Lents, Ltd., independent petroleum engineers (filed as Exhibit
             99.5 to the Registrant's Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

99.5     --  Reserve Report, dated February 28, 1995, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of December 31, 1994, prepared by Miller and Lents, Ltd., independent petroleum engineers (filed as Exhibit
             99.6 to the Registrant's Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

99.6     --  Reserve Report, dated March 8, 1996, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of December 31, 1995, prepared by Miller and Lents, Ltd., independent petroleum engineers (filed as Exhibit
             99.7 to the Registrant's Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

99.7     --  Reserve Report, dated March 17, 1997, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of December 31, 1996, prepared by Miller and Lents, Ltd., independent petroleum engineers (filed as Exhibit
             99.7 to the Registrant's Form 10-K for the year ended December 31, 1996 and incorporated herein by reference.)

99.8     --  Reserve Report, dated March 5, 1998, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of December 31, 1997, prepared by Miller and Lents, Ltd., independent petroleum engineers (filed as Exhibit
             99.8 to the Registrant's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

99.9     --  Reserve Report, dated February 10, 1999, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of December 31, 1998, prepared by Miller and Lents, Ltd., independent petroleum engineers.

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



                                           WILLIAMS COAL SEAM GAS ROYALTY TRUST

                                           By:  NATIONSBANK, N.A., TRUSTEE



                                           By:  /s/ RON E. HOOPER
                                              --------------------------------
                                              RON E. HOOPER
                                              Vice President and Administrator

Date: March 31, 1999

            (The Registrant has no directors or executive officers.)

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                              EXHIBIT
------                              -------

3.1      --  Certificate of Trust of Williams Coal Seam Gas Royalty Trust (filed as Exhibit 3.1 to the 3.1 Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.1      --  Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of December 1, 1992, by and among Williams Production Company, The Williams Companies, Inc. and Chemical Bank Delaware and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.), as trustees (filed as Exhibit 4.1 to the Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.2      --  First Amendment to the Trust Agreement of Williams Coal Seam Gas
             Royalty Trust effective as of December 15, 1992, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.2 to the Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.3      --  Second Amendment to the Trust Agreement of Williams Coal Seam Gas
             Royalty Trust effective as of January 12, 1993, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.3 to the Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.4      --  Net Profits Conveyance effective as of October 1, 1992, by and among Williams Production Company, The Williams Companies, Inc., and NationsBank, N.A. (as successor to NationsBank of Texas, N.A.), and Chemical Bank Delaware (filed as Exhibit 4.4 to the Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.1     --  Administrative Services Agreement effective December 1, 1992, by and between The Williams Companies, Inc. and Williams Coal Seam Gas Royalty Trust (filed as Exhibit 10.1 to the Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

EXHIBIT
NUMBER                              EXHIBIT
------                              -------

10.2     --  Gas Purchase Agreement dated October 1, 1992, by and between
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

10.9     --  Agreement dated May 7, 1997, effective as of May 1, 1997, by and among Williams Production Company, The Williams Companies, Inc., Williams Coal Seam Gas Royalty Trust and Quatro Finale LLC (filed as Exhibit 10.1 to the Registrant's Form 8-K dated June 20, 1997 and incorporated herein by reference).

23.1     --  Consent of Miller and Lents, Ltd.

27.1     --  Financial Data Schedule.

99.1     --  The information under the section captioned "Tax Considerations" on pages 20-21, and the information under the sections captioned "Federal Income Tax Consequences" and "ERISA Considerations" on pages 45-52 of the Prospectus dated January 13, 1993, which constitutes a part of the Registration Statement on Form S-3 of The Williams Companies, Inc. (Registration No. 33-53662) (filed as
             Exhibit 28.1 to the Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

EXHIBIT
NUMBER                              EXHIBIT
------                              -------

99.2     --  Reserve Report, dated November 21, 1992, on the estimated reserves,
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

99.3     --  Reserve Report, dated February 23, 1994, on the estimated reserves attributable to the Royalty Interests as of December 31, 1993 (but using October 1, 1992 Reserve Report pricing), prepared by Miller and Lents, Ltd., independent petroleum engineers (filed as Exhibit
             99.4 to the Registrant's Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

99.4     --  Reserve Report, dated February 23, 1994, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of December 31, 1993, prepared by Miller and Lents, Ltd., independent petroleum engineers (filed as Exhibit
             99.5 to the Registrant's Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

99.5     --  Reserve Report, dated February 28, 1995, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of December 31, 1994, prepared by Miller and Lents, Ltd., independent petroleum engineers (filed as Exhibit
             99.6 to the Registrant's Form 10-K for the year ended December 31, 1994 and incorporated herein by reference).

99.6     --  Reserve Report, dated March 8, 1996, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of December 31, 1995, prepared by Miller and Lents, Ltd., independent petroleum engineers (filed as Exhibit
             99.7 to the Registrant's Form 10-K for the year ended December 31, 1995 and incorporated herein by reference).

99.7     --  Reserve Report, dated March 17, 1997, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of December 31, 1996, prepared by Miller and Lents, Ltd., independent petroleum engineers (filed as Exhibit
             99.7 to the Registrant's Form 10-K for the year ended December 31, 1996 and incorporated herein by reference).

99.8     --  Reserve Report, dated March 5, 1998, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of December 31, 1997, prepared by Miller and Lents, Ltd., independent petroleum engineers (filed as Exhibit
             99.8 to the Registrant's Form 10-K for the year ended December 31, 1997 and incorporated herein by reference).

99.9     --  Reserve Report, dated February 10, 1999, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of December 31, 1998, prepared by Miller and Lents, Ltd., independent petroleum engineers.