Form 10-Q
period 1999-03-31
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 1999-05-17
CIK 895007

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 1999

                                       or

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

                                 Trust Division
                 NationsBank, N.A. (d/b/a Bank of America, N.A.)
                                 901 Main Street
                                   17th Floor
                               Dallas, Texas 75202
                    (Address of principal executive offices)
                                   (Zip code)

                                 (214) 209-2400
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

         Number of units of beneficial interest outstanding at May 15, 1999:
9,700,000.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         The financial statements included herein have been prepared by NationsBank, N.A. (d/b/a Bank of America, N.A.), as Trustee (the "Trustee") of Williams Coal Seam Gas Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Trust's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Annual Report"). The December 31, 1998 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 1999, and the distributable income and the changes in trust corpus for the three-month periods ended March 31, 1999 and 1998, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

         The financial statements as of March 31, 1999 and for the three-month periods ended March 31, 1999 and 1998 included herein have been reviewed by Ernst & Young LLP, independent public accountants, as stated in their report appearing herein.

                     Independent Accountants' Review Report

The Trustee
  Williams Coal Seam Gas Royalty Trust

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of March 31, 1999, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with generally accepted auditing standards, the statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of December 31, 1998, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein) and in our report dated March 26, 1999, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1998, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.


                                                               Ernst & Young LLP



Tulsa, Oklahoma
May 14, 1999

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(UNAUDITED)
--------------------------------------------------------------------------------


                                                    March 31,       December 31,
ASSETS                                                1999              1998
                                                ---------------   ---------------

Current Assets -
        cash and cash equivalents               $        83,816   $        80,599
Royalty interests in oil
        and gas properties
        (less accumulated
        amortization of
        $92,009,421 at
        March 31, 1999
        and $88,783,924 at
        December 31, 1998)                           46,557,242        49,782,739
                                                ---------------   ---------------

TOTAL ASSETS                                    $    46,641,058   $    49,863,338
                                                ===============   ===============


LIABILITIES AND TRUST CORPUS

Current Liabilities -
        trust expenses payable                  $       125,039   $        93,986

Trust corpus -
        9,700,000 units of
        beneficial interest
        authorized and
        outstanding                                  46,516,019        49,769,352
                                                ---------------   ---------------

TOTAL LIABILITIES
        AND TRUST CORPUS                        $    46,641,058   $    49,863,338
                                                ===============   ===============



The accompanying notes are an integral part of these financial statements. See Independent accountants' review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
--------------------------------------------------------------------------------

                                        THREE MONTHS      THREE MONTHS
                                           ENDED             ENDED
                                       March 31, 1999    March 31, 1998
                                      ---------------    ---------------

Royalty income                        $     4,110,785    $     3,048,296
Interest income                                13,401              9,566
                                      ---------------    ---------------
                                            4,124,186          3,057,862

General and administrative
        expenses                             (167,835)          (123,944)
                                      ---------------    ---------------
Distributable income                  $     3,956,351    $     2,933,918
                                      ===============    ===============

Distributable income
        per unit
        (9,700,000 units)             $           .41    $           .30
                                      ===============    ===============


The accompanying notes are an integral part of these financial statements. See independent accountants' review report.


--------------------------------------------------------------------------------

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
--------------------------------------------------------------------------------


                                        THREE MONTHS      THREE MONTHS
                                           ENDED              ENDED
                                       March 31, 1999    March 31, 1998
                                      ---------------    ---------------
Trust corpus,
        beginning of period           $    49,769,352    $    61,271,700
Amortization of royalty
        interests                          (3,225,497)        (2,002,768)
Distributable income                        3,956,351          2,933,918
Distributions to unitholders               (3,984,187)        (2,937,862)
                                      ---------------    ---------------


Trust corpus, end
        of period                     $    46,516,019    $    59,264,988
                                      ===============    ===============

Distributions per unit
        (9,700,000 units)             $           .41    $           .30
                                      ===============    ===============


The accompanying notes are an integral part of these financial statements. See independent accountants' review report.



--------------------------------------------------------------------------------

WILLIAMS COAL SEAM GAS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.      TRUST ORGANIZATION AND PROVISIONS

        Williams Coal Seam Gas Royalty Trust (the "Trust") was formed as a Delaware business trust pursuant to the terms of the Trust Agreement of Williams Coal Seam Gas Royalty Trust (as amended, the "Trust Agreement") entered into effective as of December 1, 1992 by and among Williams Production Company, a Delaware corporation ("WPC"), as trustor, The Williams Companies, Inc., a Delaware corporation ("Williams"), and NationsBank, N.A. (d/b/a Bank of America, N.A.), a national banking association (the "Trustee"), and Chemical Bank Delaware, a Delaware banking corporation (the "Delaware Trustee"), as trustees. The trustees are independent financial institutions.

        The Trust was formed to acquire and hold certain net profits interests (the "Royalty Interests") in proved natural gas properties located in the San Juan Basin of New Mexico and Colorado (the "Underlying Properties") owned at the time of the Trust's formation by WPC. The Trust was initially created effective as of December 1, 1992 with a $100 contribution by WPC. On January 21, 1993, the Royalty Interests were conveyed to the Trust by WPC pursuant to the Net Profits Conveyance (the "Conveyance") dated effective as of October 1, 1992 by and among WPC, Williams, the Trustee and the Delaware Trustee, in consideration for all the 9,700,000 authorized units of beneficial interest in the Trust ("Units"). WPC transferred its Units by dividend to its parent, Williams, which sold an aggregate of 6,131,209 Units to the public through various underwriters in January and February 1993 (the "Public Offering"). During the second quarter of 1995 Williams transferred its remaining Units to Williams Holdings of Delaware, Inc. ("WHD"), a separate holding company for Williams' non-regulated businesses. Substantially all of the production attributable to the Underlying Properties is from the Fruitland coal formation and constitutes "coal seam" gas that entitles the owners of such production, provided certain requirements are met, to tax credits for Federal income tax purposes pursuant to Section 29 of the Internal Revenue Code of 1986, as amended. Effective May 1, 1997, WPC transferred the Underlying Properties, subject to and burdened by the Royalty Interests, to Quatro Finale LLC, a non-affiliated Delaware limited liability company ("Quatro Finale").

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

5.      SUBSEQUENT EVENTS

        Subsequent to March 31, 1999, the Trust declared the following distribution:

                     Quarterly
                      Record              Payment         Distribution
                       Date                Date             per Unit
                     ---------            -------         ------------
                      May 17              May 28            $.286977

        The distribution per unit decreased from $.410740 in the first quarter of 1999 to $.286977 in the second quarter of 1999. The decrease in distributions was mainly the result of the 15th expansion of the San Juan 31-6 Fruitland
Coal Seam unit. The unit expansion adjustment was partially offset by lower than normal operating and capital costs.

6.      CONTINGENCIES

        Under the terms of the gas purchase contract entered into by WPC and WFS Gas Resources Company ("WFS Gas Resources") (as successor to Williams Gas Marketing Company), as amended (the "Gas Purchase Contract"), additional revenues may be paid to the Trust to meet the Minimum Purchase Price provision of 97 percent of $1.75 per MMBtu. This additional revenue is subject to recoupment by the purchaser from future revenues received from production commencing after January 1, 1994 when the applicable index price exceeds the Minimum Purchase Price as long as the Minimum Purchase Price commitment is in effect. Pursuant to the terms of the Gas Purchase Contract, a price credit account was established for the purpose of accounting for such recoupments. The primary term of the Gas Purchase Contract expired on December 31, 1997, at which time WFS Gas Resources had the option to discontinue paying the Minimum Purchase Price by giving notice of its election to pay solely on an index price. For each of the contract years January 1, 1998 through December 31, 1998 and January 1, 1999 through December 31, 1999, WFS Gas Resources did not exercise this option and the pricing mechanism of the primary term has and will continue to remain in effect through at least December 31, 1999.

        During the first quarter of 1999, the applicable index price was below the Minimum Purchase Price resulting in accruals in the price credit account established under the Gas Purchase Contract. WPC estimates that, as of March 31, 1999, WFS Gas Resources had aggregate price credits in the price credit account of approximately $11.7 million of which the Trust's 81 percent interest in Quatro Finale's interest in the WI Properties, represents a potential offset of $9.5 million against future royalty income otherwise payable to the Trust. The applicable index price was above the Minimum Purchase Price in April 1999.

        The entitlement of WFS Gas Resources to recoup the price credits means that if and when the applicable Blanco Hub Spot Price rises above $1.75 per MMBtu, future royalty income otherwise payable to the Trust would be reduced until such time as such price credits have been fully recouped. Corresponding cash distributions to Unitholders would also be reduced.

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

7.      POSSIBLE NPI PERCENTAGE CHANGE

        The NPI generally entitles the Trust to receive 81 percent of the NPI Net Proceeds. However, at the point that cumulative production from the Underlying Properties exceeds 178.5 Bcf of gas and the internal rate of return of the "after tax cash flow per Trust Unit" (as defined in the Conveyance) is equal to or greater than 12 percent but not more than 14 percent, the percentage of NPI Net Proceeds payable in respect of the NPI would be reduced to 60 percent. If such level of production is exceeded and such internal rate of return of the after tax cash flow per Trust Unit exceeds 14 percent, the percentage of NPI Net Proceeds payable in respect of the NPI would be reduced to 40 percent. WPC has advised the Trustee that the cumulative production from the Underlying Properties to date has been approximately 178.6 Bcf. Based upon projections, the internal rate of return is not currently expected to be 12 percent or higher until the fourth quarter of 2000, although no assurance can be made that it will not occur sooner than projected.

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

         Distributable income of the Trust consists of the excess of royalty income plus interest income over the general and administrative expenses of the Trust. Upon receipt by the Trust, royalty income is invested in short-term investments in accordance with the Trust Agreement (as defined in Note 1 to the financial statements of the Trust appearing elsewhere in this Form 10-Q) until its subsequent distribution to Unitholders.

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

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

         For the quarter ended March 31, 1999, royalty income received by the Trust amounted to $4,110,785 as compared to $3,048,296 received for the same quarter in 1998. The increase in royalty income is primarily due to an increase in production and a decrease in expenses related to royalties, taxes, operating costs and capital expenditures. Production related to the royalty income received by the Trust in the first quarter of 1999 was 4,031,239 MMBtu as compared to 2,499,902 MMBtu for the same quarter in 1998. Interest income for the quarter ended March 31, 1999 was $13,401 compared to $9,566 for the same quarter in 1998. General and administrative expenses during the first quarter of 1999 amounted to $167,835 compared to $123,944 for the same quarter in 1998.

         Distributable income for the quarter ended March 31, 1999 was $3,956,351 or $.41 per Unit compared to $2,933,918 or $.30 per Unit for the first quarter of 1998. This increase was the result of the production increase and a decrease in expenses related to royalties, taxes, operating costs and capital expenditures. A distribution of $.410740 per Unit was made on March 1, 1999 to Unitholders of record on February 16, 1999.

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

         Royalty income to the Trust is attributable to the sale of depleting assets. All of the Underlying Properties burdened by the Royalty Interests consist of producing properties. Accordingly, the proved reserves attributable to Quattro Finale's interest in the Underlying Properties are expected to decline substantially during the term of the Trust and a portion of each cash distribution made by the Trust will, therefore, be analogous to a return of capital. Accordingly, cash yields attributable to the Units are expected to decline over the term of the Trust.

         Royalty income received by the Trust in a given calendar quarter will generally reflect the sum of (i) proceeds from the sale of gas produced from the WI Properties during the preceding calendar quarter, plus (ii) cash received by Quatro Finale with respect to the Farmout Properties either (a) during the preceding calendar quarter or (b) if received in sufficient time to be paid to the Trust, in the month immediately following such calendar quarter. Accordingly, the royalty income included in distributable income for the quarter ended March 31, 1999 was based on production volumes and natural gas prices for the period October 1998 through December 1998, as shown in the table below. Due to delays associated with the receipt of income related to the Farmout Properties, the Trust's royalty income for the first quarter of 1999 reflects estimated production volumes from the Farmout Properties for the months of September 1998 through November 1998, as shown in the table below. The production volumes included in the table below are for production attributable to the Underlying Properties, and not for production attributable to the Trust's Royalty Interests and are net of the amount of production attributable to Quatro Finale's royalty obligations to third parties, which is determined by contractual arrangement with such parties.

                                                              Three Months                     Three Months
                                                                  Ended                            Ended
                                                            December 31, 1998                December 31, 1997
                                                            -----------------                -----------------
Production (MMBtu) (1)
     WI Properties                                               3,854,235(2)                   1,798,800(4)
     Farmout Properties                                          1,122,603(3)                   1,287,499(5)

Blanco Hub Spot Price
     ($/MMBtu)  (6)                                         $         1.84                   $       2.70
Net Wellhead Price
     WI Properties ($/MMBtu) (6)                            $          .94                   $        .92

-----------------------

(1)      Million British Thermal Units.
(2)      Includes prior period adjustments of 295,001 MMBtu.
(3) Reflects estimated volumes for September 1998 through November 1998 (Includes prior period adjustments of (169,114)).
(4)      Includes prior period adjustments of 48,423 MMBtu.
(5)      Reflects actual volumes for September 1997 through November 1997.
(6)      Simple average of the months included in the period presented.

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

         The initial five-year term ("Primary Term") of the Gas Purchase Contract expired on December 31, 1997. Following the expiration of the Primary Term, the Gas Purchase Contract will continue in effect for one or more consecutive additional one-year terms (each such term a "Contract Year") unless and until WFS Gas Resources exercises its annual option, exercisable fifteen days prior to the end of each Contract Year, to discontinue purchasing gas under the terms of the Gas Purchase Contract and instead purchase gas at a monthly price equal to the index price of 97 percent of the Blanco Hub Spot Price. For each of the contract years January 1, 1998 through December 31, 1998 and January 1, 1999 through December 31, 1999, WFS Gas Resources did not exercise this option and the pricing mechanism of the Primary Term therefore has and will continue to remain in effect through at least December 31, 1999.

         The Blanco Hub Spot Price was below $1.75 per MMBtu during January, February and March 1999. However, pursuant to the terms of the Gas Purchase Contract, WFS Gas Resources continued to purchase gas produced from the WI Properties at the $1.70 minimum purchase price, less certain gathering, processing and delivery costs paid by WFS Gas Resources, established by the Gas Purchase Contract; and accrued price credits for each MMBtu of natural gas so purchased equal to the difference between the $1.70 minimum purchase price and the applicable index price (which price is equal to 97 percent of the applicable Blanco Hub Spot Price). WPC estimates that, as of March 31, 1999, WFS Gas Resources had aggregate price credits in the price credit account of approximately $11.7 million of which the Trust's 81 percent interest in Quatro Finale's interest in the WI Properties, represents a potential offset of $9.5 million against future royalty income otherwise payable to the Trust. The applicable index price was below the Minimum Purchase Price in April 1999.

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

Non-IT systems are generally more difficult to assess because they often contain embedded technology that may be subject to Year 2000 problems. The total cost of the Trustee's Year 2000 efforts is expected to be approximately $10,000 (including the $6,000 referred to above), all of which is expected to be incurred and paid during the last two quarters of 1998 and the first two quarters of 1999. Of this amount, the Trustee estimates that $4,000 is attributable to identification and assessment of affected systems and $6,000 is attributable to remediation (which may include the replacement of certain noncomplying systems). The Trustee expects all of its Year 2000 compliance efforts to be completed by the end of the second quarter of 1999.

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

         Because the royalty interests held by the Trust are fixed, the Trustee is dependent upon the third parties (primarily energy companies) that hold operating interests with respect thereto for the receipt of royalty income. Thus, if any such third party failed to deliver royalty income, the Trustee would have available no alternative source for such income. The Trustee believes that the worst case scenario would be the failure by the Trustee and one or more third parties who pay royalties to the Trust to identify or remediate Year 2000 problems on a timely basis, which could cause the Trustee to be unable to make required distributions to Unitholders. Such inability could result in the incurrence by the Trust of interest charges or other liabilities to Unitholders. The Trustee believes that in the event of a failure of any of its internal systems it would be able to replace such systems in a relatively short period of time, relying on internal resources of Bank of America, N.A., which serves as the Trustee, although there can be no assurance that such replacement would not be costly or that it would be completed without resulting in a significant delay in the distributions to Unitholders. With respect to a failure by a third party to deliver royalty income on a timely basis, the Trustee believes that it would have no control over the efforts of such third party to correct the problems, and significant delays in the receipt of royalty income could result.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         The only assets of and sources of income to the Trust are the Royalty Interests, which generally entitle the Trust to receive a share of the net profits from natural gas production from the Underlying Properties. Consequently, the Trust's financial results can be significantly affected by fluctuations in natural gas prices and the Trust has commodity price risk exposure associated with the natural gas markets in the United States. The Royalty Interests do not entitle the Trust to control or influence the operation of the Underlying Properties or the sale of gas produced therefrom. Natural gas produced from the WI Properties, which comprises the majority of production attributable to the Royalty Interests, is currently sold by Quatro Finale pursuant to the terms of the Gas Purchase Contract. Although the Trust is not a party to the Gas Purchase Contract, the Gas Purchase Contract may significantly impact revenues to the Trust. Although the Gas Purchase Contract mitigates the risk to the Trust of low gas prices, it also limits the ability of the Trust to benefit from the effects of higher gas prices, particularly to the extent a balance exists in the Price Credit Account. See "Item 2 -- The Royalty Interests -- Gas Purchase Contract" in the 1998 Annual Report for detailed information about the Gas Purchase Contract and its impact on the Trust and Unitholders.

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

                              WILLIAMS COAL SEAM GAS ROYALTY TRUST

                              By: NATIONSBANK, N.A.
                                  (d/b/a BANK OF AMERICA, N.A.), Trustee



                              By: /s/ Ron Hooper
                                  --------------------------------------------
                                  Ron Hooper
                                  Vice President and Administrator


               (The Trust has no directors or executive officers.)


Date:  May 17, 1999

                               INDEX TO EXHIBITS

Exhibit
Number           Description
-------          -----------
  27             Financial Data Schedule