Form 10-Q
period 1999-06-30
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 1999-08-16
CIK 895007

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 1999

                                       or

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

                                 Trust Division
                              Bank of America, N.A.
                                 901 Main Street
                                   12th Floor
                               Dallas, Texas 75202
                    (Address of principal executive offices)
                                   (Zip code)

                                 (214) 209-2400
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Number of units of beneficial interest outstanding at August 2, 1999:
9,700,000.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         The financial statements included herein have been prepared by Bank of America, N.A., as successor to NationsBank, N.A., as Trustee (the "Trustee") of Williams Coal Seam Gas Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Trust's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Annual Report"). The December 31, 1998 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 1999, the distributable income for the three-month and six-month periods ended June 30, 1999 and 1998, and the changes in trust corpus for the six-month periods ended June 30, 1999 and 1998, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

         The financial statements as of June 30, 1999 and for the three-month and six-month periods ended June 30, 1999 and 1998 included herein have been reviewed by Ernst & Young LLP, independent public accountants, as stated in their report appearing herein.

                     Independent Accountants' Review Report

The Trustee
  Williams Coal Seam Gas Royalty Trust

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of June 30, 1999, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 1999 and 1998 and the statements of changes in trust corpus for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Trustee.

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


                                                               Ernst & Young LLP


Tulsa, Oklahoma
August 13, 1999

--------------------------------------------------------------------------------
WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                                          June 30,       December 31,
ASSETS                                                                      1999             1998
------                                                                   -----------     ------------
Current Assets -
           cash and cash equivalents                                     $    14,787     $    80,599

Royalty interests in oil and gas properties (less
          accumulated amortization of $95,539,908 at
          June 30, 1999 and $88,783,924 at December
          31, 1998)                                                       43,026,755      49,782,739
                                                                         -----------     -----------
TOTAL ASSETS                                                             $43,041,542     $49,863,338
                                                                         ===========     ===========

LIABILITIES AND TRUST CORPUS
----------------------------
Current Liabilities - trust expenses payable                             $    62,851     $    93,986
Trust corpus - 9,700,000 units of beneficial interest
           authorized and outstanding                                    $42,978,691      49,769,352
                                                                         -----------     -----------
TOTAL LIABILITIES AND TRUST CORPUS                                       $43,041,542     $49,863,338
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

--------------------------------------------------------------------------------
WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
--------------------------------------------------------------------------------

                                                     THREE MONTHS       THREE MONTHS
                                                        ENDED              ENDED
                                                    June 30, 1999      June 30, 1998
                                                    -------------      -------------
Royalty income                                      $   2,915,880      $   5,411,826
Interest income                                             7,803             20,235
                                                    -------------      -------------
                                                        2,923,683          5,432,061

General and administrative expenses                 $    (146,841)     $    (265,891)
                                                    -------------      -------------
Distributable income                                $   2,776,842      $   5,166,170
                                                    =============      =============

Distributable income per unit (9,700,000 units)     $         .29      $         .53
                                                    =============      =============


The accompanying notes are an integral part of these financial statements. See independent accountants' review report.

--------------------------------------------------------------------------------
WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
--------------------------------------------------------------------------------

                                                     SIX MONTHS         SIX MONTHS
                                                        ENDED              ENDED
                                                    June 30, 1999      June 30, 1998
                                                    -------------      -------------
Royalty Income                                      $   7,026,665      $   8,460,122
Interest income                                            21,204             29,801
                                                    -------------      -------------
                                                        7,047,869          8,489,923

General and administrative expenses                      (314,676)          (389,835)
                                                    -------------      -------------
Distributable income                                $   6,733,193      $   8,100,088
                                                    =============      =============

Distributable income per unit (9,700,000 units)     $         .69      $         .83
                                                    =============      =============


The accompanying notes are an integral part of these financial statements. See independent accountants' review report.

--------------------------------------------------------------------------------
WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
--------------------------------------------------------------------------------

                                               SIX MONTHS             SIX MONTHS
                                                  ENDED                 ENDED
                                              June 30, 1999         June 30, 1998
                                             ---------------       ---------------
Trust corpus, beginning of period            $   49,769,352             61,271,700
Amortization of royalty interests                (6,755,984)             5,920,186
Distributable income                              6,733,193              8,100,088
Distributions to Unitholders                     (6,767,870)            (8,109,923)
                                             --------------        ---------------

Trust corpus, end of period                  $    42,978,691       $    55,341,679
                                             ===============       ===============

Distributions per unit (9,700,000 units)     $           .70       $           .84
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

--------------------------------------------------------------------------------
WILLIAMS COAL SEAM GAS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.         TRUST ORGANIZATION AND PROVISIONS

           Williams Coal Seam Gas Royalty Trust (the "Trust") was formed as a Delaware business trust pursuant to the terms of the Trust Agreement of Williams Coal Seam Gas Royalty Trust (as amended, the "Trust Agreement") entered into effective as of December 1, 1992 by and among Williams Production Company, a Delaware corporation ("WPC"), as trustor, The Williams Companies, Inc., a Delaware corporation ("Williams"), and Bank of America, N.A., as successor to NationsBank, N.A., a national banking association (the "Trustee"), and Chemical Bank Delaware, a Delaware banking corporation (the "Delaware Trustee"), as trustees. The trustees are independent financial institutions.

           The Trust was formed to acquire and hold certain net profits interests (the "Royalty Interests") in proved natural gas properties located in the San Juan Basin of New Mexico and Colorado (the "Underlying Properties") formerly owned by WPC. The Trust was initially created effective as of December 1, 1992 with a $100 contribution by WPC. On January 21, 1993, the Royalty Interests were conveyed to the Trust by WPC pursuant to the Net Profits Conveyance (the "Conveyance") dated effective as of October 1, 1992 by and among WPC, Williams, the Trustee and the Delaware Trustee, in consideration for all the 9,700,000 authorized units of beneficial interest in the Trust ("Units"). WPC transferred its Units by dividend to its parent, Williams, which sold an aggregate of 5,980,000 Units to the public through various underwriters in January and February 1993 (the "Public Offering"). During the second quarter of 1995 Williams transferred its Units to Williams Holdings of Delaware, Inc. ("WHD"), a separate holding company for Williams' non regulated businesses. As of July 31, 1999, WHD was merged into Williams; therefore, Williams is now the owner of the Units formerly held by WHD. Substantially all of the production attributable to the Underlying Properties is from the Fruitland coal formation and constitutes "coal seam" gas that entitles the owners of such production, provided certain requirements are met, to tax credits for Federal income tax purposes pursuant to Section 29 of the Internal Revenue Code of 1986, as amended. Effective May 1, 1997, WPC transferred the Underlying Properties, subject to and burdened by the Royalty Interests, to Quatro Finale LLC, a non-affiliated Delaware limited liability company ("Quatro Finale").

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

           Williams sold an aggregate of 5,980,000 Units of the Trust's authorized 9,700,000 Units in the Public Offering at the offering price of $20 per Unit, retaining 3,720,000 Units. Subsequently, Williams sold an additional 151,209 Units for $23.50 per Unit. Accordingly, the condensed statements of assets, liabilities and trust corpus reflect the sale of these Units at the respective sale prices thereof, as well as the remaining 3,568,791 Units at Williams' historical cost. During the second quarter of 1995 Williams transferred its Units to WHD, a separate holding company for Williams' non regulated businesses. As of July 31, 1999, WHD was merged into Williams; therefore, Williams is now the owner of the Units formerly held by WHD. If Williams, in the future, should sell all or a portion of its retained Units, at that time, the carrying value on the Trust's statements of assets, liabilities and trust corpus may again be adjusted from Williams' historical cost to the subsequent sale price with respect to the Units sold.

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

5.         SUBSEQUENT EVENTS

           Subsequent to June 30, 1999, the Trust declared the following distribution:

           Quarterly
            Record          Payment        Distribution
             Date            Date            per Unit
           ---------       ---------       ------------
           August 16       August 27       $    .232301


         The distribution per unit decreased from $.286977 in the second quarter of 1999 to $.232301 in the third quarter of 1999. The decrease in distributions was mainly due to lower production volume in the second quarter of 1999. In addition, the first quarter production was unfavorably impacted by the 15th Expansion of the San Juan 31-6 Fruitland Coal Seam Unit.

6.         CONTINGENCIES

         Under the terms of the gas purchase contract entered into by WPC and WPX Gas Resources Company ("WPX Gas Resources") (formerly known as WFS Gas Resources, as successor to Williams Gas Marketing Company), as amended (the "Gas Purchase Contract"), additional revenues may be paid to the Trust to meet the Minimum Purchase Price provision of 97 percent of $1.75 per MMBtu. This additional revenue is subject to recoupment by the purchaser from future revenues received from production commencing after January 1, 1994 when the applicable index price exceeds the Minimum Purchase Price as long as the Minimum Purchase Price commitment is in effect. Pursuant to the terms of the Gas Purchase Contract, a price credit account was established for the purpose of accounting for such recoupments. The primary term of the Gas Purchase Contract expired on December 31, 1997, at which time WPX Gas Resources had the option to discontinue paying the Minimum Purchase Price by giving notice of its election to pay solely on an index price. For each of the contract years January 1, 1998 through December 31, 1998 and January 1, 1999 through December 31, 1999, WPX Gas Resources did not exercise this option and the pricing mechanism of the primary term has and will continue to remain in effect through at least December 31, 1999.

         During the second quarter of 1999, the applicable index price was above the Minimum Purchase Price resulting in recoupments against the price credit account established under the Gas Purchase Contract. WPC estimates that, as of June 30, 1999, WPX Gas Resources had aggregate price credits in the price credit account of approximately $11 million of which the Trust's 81 percent interest in Quatro Finale's interest in the WI Properties, represents a potential offset of $9 million against future royalty income otherwise payable to the Trust. The applicable index price was above the Minimum Purchase Price in July 1999.

         The entitlement of WPX Gas Resources to recoup the price credits means that if and when the applicable Blanco Hub Spot Price rises above $1.75 per MMBtu, future royalty income otherwise payable to the Trust would be reduced until such time as such price credits have been fully recouped. Corresponding cash distributions to Unitholders would also be reduced.

         The Trustee has been advised by WPC that the Minerals ManagementService ("MMS"), a subagency of the U.S. Department of the Interior, has from time to time considered the inclusion of the value of the Section 29 tax credits attributable to coal seam gas production in the calculation of gross proceeds for purposes of calculating the royalty that is payable to the MMS. On August 30, 1993, the U.S. Office of the Inspector General (the "OIG") issued an audit report stating that Section 29 tax credits should be included in the calculation of gross proceeds and recommending that the MMS pursue collection of additional royalties with respect to past and future production. On December 8, 1993, however, the Office of the Solicitor of the U.S. Department of the Interior gave its opinion to the MMS that the report of the OIG was incorrect and that Section 29 tax credits are not part of gross proceeds for the purpose of Federal royalty calculations. WPC believes that any such inclusion of the value of Section 29 tax credits for the purposes of calculating royalty payments required to be made on Federal and Indian lands would be inappropriate since all mineral interest owners, including royalty owners, are entitled to Section 29 tax credits for their proportionate share of qualifying coal seam gas production. WPC has advised the Trustee that it would vigorously oppose any attempt by the MMS to require the inclusion of the value of Section 29 tax credits in the calculation of gross proceeds. However, if such regulations were adopted and upheld, royalty payments would be increased which would decrease NPI Net Proceeds and, therefore, the amounts payable to the Trust. The reduction in amounts payable to the Trust would cause a corresponding reduction in associated Section 29 tax credits available to Unitholders.

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

         SOUTHERN UTE LITIGATION. As previously reported in the Trust's Public Offering Prospectus and each of the Trust's prior Annual Reports on Form 10-K as filed with the Securities and Exchange Commission, WPC is a named defendant in a lawsuit (the "Southern Ute Litigation") brought by the Southern Ute Indian Tribe (the "Tribe") which, among other things, contests ownership rights in certain coal seam gas producing properties, including a portion of the Farmout Properties in which Quatro Finale owns a net profits interest. A portion of the revenues received by WPC (on behalf of its successor Quatro Finale) with regard to the Farmout Properties is paid to the Trust as a component of the NPI. The following information updates the Trust's previously reported disclosures regarding the Southern Ute Litigation to disclose a recent decision in the case issued by the United States Supreme Court.

         The Tribe filed a lawsuit on December 31, 1991, challenging the legal rights of WPC and others to extract coal seam gas from certain properties within the boundaries of Tribal land. In the suit, the Tribe was seeking a declaration of ownership of the gas seam gas based upon its ownership of the coal resource and compensation from the producers and the oil and gas estate owners for the value of the gas allegedly wrongfully taken from the Tribe to date. Amoco, on behalf of itself, WPC, and the other defendants named in the lawsuit (the "Defendant Class"), has vigorously defended the lawsuit. On September 13, 1994, the United States District Court for the District of Colorado (the "District Court") issued a memorandum opinion and order in the litigation granting the motion for summary judgement filed by the Defendant Class on the question of ownership of the coal seam gas. The District Court ruled that the U.S. Congress, in reserving the coal resource on certain lands for the Federal government in the Coal Land Acts of 1909 and 1910, did not also reserve for the government the related coal seam gas. The District Court denied the Tribe's claim of equitable ownership of the coal seam gas. The Tribe appealed the order to the United States Court of Appeals for the Tenth Circuit (the "Court of Appeals"), which issued an opinion dated July 16, 1997 reversing the District Court and holding that coal seam gas was "an integral component of coal" and had therefore been vested in the Tribe as owners of the coal resource. Amoco, as class representative of the Defendant Class, subsequently sought and obtained a rehearing en banc from the Court of

Appeals on the ownership issue. On July 20, 1998, the en banc court issued a decision upholding the Court of Appeals opinion finding ownership in the Tribe.

         Amoco, on behalf of the Defendant Class, appealed the Court of Appeals' decision to the United States Supreme Court (the "Supreme Court"), which granted Amoco's petition for certiorari. The case was argued before the Supreme Court on April 19, 1999, and on June 7, 1999, the Supreme Court issued a decision in favor of the Defendant Class. In its 7-1 decision, the Supreme Court ruled that the natural interpretation of the term "coal" as used at the time of the enactment of the Coal Land Acts of 1909 and 1910 is not ambiguous and refers only to the "solid rock substance that was the country's primary energy resource" at the time of the enactment of the statutes and does not include coal seam gas. The Supreme Courts' ruling effectively means that the owners of the oil and gas estate, rather than the holders of rights to the coal resource, have ownership of the coal seam gas in dispute. As a result of the Supreme Court's decision, the Southern Ute Litigation no longer represents a substantial challenge to the ownership rights in the coal seam gas resource claimed by members of the Defendant Class, including Quatro Finale (as successor to WPC), and the Trust as the holder of royalty interests on certain leases in question. In addition, the decision effectively eliminates the Trust's potential liability exposure for the Tribe's claims for compensation for the value of coal seam gas already extracted.

         In late January 1999, Amoco and the Tribe advised WPC that they had reached a partial settlement of certain issues in the lawsuit. Shortly thereafter, but prior to the Supreme Court's decision to hear Amoco's appeal, WPC, Amoco, and the Tribe announced that they had reached a limited settlement in principal of the claims asserted against WPC. The settlement achieved between the parties was not contingent upon the final Supreme Court decision. Under the proposed settlement, after WPC regains title to the Farmout Properties in the area known as PLA-6 from Quatro Finale, WPC will convert that portion of its net profits interest into a working interest. A portion of WPC's working interest will then be transferred to the Tribe effective January 1, 1999. In addition, WPC agreed to pay certain capital costs incurred in connection with the production subject to the net profits interest from the area known as PLA-9. Effective January 1, 1999, or shortly thereafter, the Tribe will be paid a portion of the proceeds from the area subject to the net profits interest known as PLA-9. The Tribe will release WPC from all claims asserted in the lawsuit. The details of this settlement are still being negotiated, and it must be approved by the District Court after an opportunity for review and comment. WPC believes the parties will be successful in reaching a final agreement on the partial settlement in principal and that it will be approved by the District Court.

         While no assurances can be given, the Trustee does not believe that the ultimate resolution of the foregoing matter will have a material adverse effect on the Trust Corpus or distributable income. Unitholders should consult the Trust's 1998 Annual Report for additional information regarding the Southern Ute Litigation.

7.       POSSIBLE NPI PERCENTAGE CHANGE

         The NPI generally entitles the Trust to receive 81 percent of the NPI Net Proceeds. However, at the point that cumulative production from the Underlying Properties exceeds 178.5 Bcf of gas and the internal rate of return of the "after tax cash flow per Trust Unit" (as defined in the Conveyance) is equal to or greater than 12 percent but not more than 14 percent, the percentage of NPI Net Proceeds payable in respect of the NPI would be reduced to 60 percent. If such level of production is exceeded and such internal rate of return of the after tax cash flow per Trust Unit exceeds 14 percent, the percentage of NPI Net Proceeds payable in respect of the NPI would be reduced to 40 percent. WPC has advised the Trustee that the cumulative production from the Underlying Properties to date has exceeded the 178.5 threshold. Based upon projections by WPC, the internal rate of return is not currently expected to be 12 percent or higher until the fourth quarter of 2000, although no assurance can be made that it will not occur sooner than projected.

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

Three Months and Six Months Ended June 30, 1999 Compared to Three Months and Six Months Ended June 30, 1998

         For the quarter ended June 30, 1999, royalty income received by the Trust amounted to $2,915,880 as compared to $5,411,826 received for the same quarter in 1998. The decrease in royalty income is primarily due to adjustments resulting from expansion of federal units within the

Underlying Properties during prior periods. Production related to the royalty income received by the Trust in the second quarter of 1999 was 4,434,332 MMBtu as compared to 5,706,958 MMBtu for the same quarter in 1998. Royalty income for the six months ended June 30, 1999 was $7,086,665 as compared to $8,460,122 for the same period in 1998. Adjustments in the federal units and overall production decline resulted in lower royalty income for the six months ended June 30, 1999. Interest income for the quarter ended June 30, 1999 was $7,803 compared to $21,205 for the same quarter in 1998. Interest income for the six months ended June 30, 1999 was $21,205 as compared to $29,801 for the same period in 1998. General and administrative expenses during the second quarter of 1999 amounted to $146,841 compared to $265,891 for the same quarter in 1998. General and administrative expenses for the six months ended June 30, 1999 were $314,676 as compared to $389,834 for the same period in 1998. This decrease was primarily due to the timing of payment of certain expenses in the second quarter of 1998.

         Distributable income for the quarter ended June 30, 1999 was $2,776,842 or $.29 per Unit compared to $5,166,170 or $.53 per Unit for the second quarter of 1998. This decrease was the result of adjustments resulting from expansion of federal units within the Underlying Properties. A distribution of $.286977 per Unit was made on May 28, 1999 to Unitholders of record on May 17, 1999. Distributable income for the six months ended June 30, 1999 was $6,733,193 as compared to $8,100,088 for the same period in 1998.

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

         Royalty income received by the Trust in a given calendar quarter will generally reflect the sum of (i) proceeds from the sale of gas produced from the WI Properties during the preceding calendar quarter, plus (ii) cash received by Quatro Finale with respect to the Farmout Properties either (a) during the preceding calendar quarter or (b) if received in sufficient time to be paid to the Trust, in the month immediately following such calendar quarter. Accordingly, the royalty income included in distributable income for the quarter ended June 30, 1999 was based on production volumes and natural gas prices for the period January 1999 through March 1999, as shown in the table below. Due to delays associated with the receipt of income related to the Farmout Properties, the Trust's royalty income for the second quarter of 1999 reflects estimated production volumes from the Farmout Properties for the months of December 1998 through February 1999, as shown in the table below. The production volumes included in the table below are for production attributable to the Underlying Properties, and not for production attributable to the Trust's Royalty Interests and are net of the amount of production attributable to Quatro Finale's royalty obligations to third parties, which is determined by contractual arrangement with such parties.

                                                    Three Months     Three Months
                                                       Ended            Ended
                                                   March 31, 1999   March 31, 1998
                                                   --------------   --------------
Production (MMBtu) (1)
   WI Properties                                    4,183,847(2)       5,994,326(4)
   Farmout Properties                               1,236,036(3)       1,287,499(5)

Blanco Hub Spot Price ($/MMBtu) (6)                $     1.62       $       1.94
Net Wellhead Price WI Properties ($/MMBtu) (6)     $     0.97       $       1.01

-------------
(1)      Million British Thermal Units.
(2)      Includes prior period adjustments of 168,788 MMBtu.
(3) Reflects estimated volumes for January 1999 through February 1999. Includes prior period adjustments of (55,681).
(4) Includes prior period adjustments of 2,792,966 MMBtu. (5) Reflects actual volumes for December 1997 through February 1998. (6) Simple average of the months included in the period presented.

         Production from the WI Properties is generally sold pursuant to a gas purchase contract between WPC and WPX Gas Resources Company ("WPX Gas Resources") (formerly know as WFS Gas Resources, as successor in interest to Williams Gas Marketing Company) (as amended, the "Gas Purchase Contract"). The Gas Purchase Contract provides certain protections for WPX Gas Resources in the form of price credits (for production purchased by WPX Gas Resources on or after January 1, 1994) and for Unitholders when the applicable Blanco Hub Spot Price falls below $1.75 per MMBtu and provides certain benefits for WPX Gas Resources when the Blanco Hub Spot Price exceeds $2.00 per MMBtu. The Gas Purchase Contract also provides that the price paid for gas by WPX Gas Resources is reduced by the amount of gathering, processing and certain other costs paid by WPX Gas Resources.

         The initial five-year term ("Primary Term") of the Gas Purchase Contract expired on December 31, 1997. Following the expiration of the Primary Term, the Gas Purchase Contract will continue in effect for one or more consecutive additional one-year terms (each such term a "Contract Year") unless and until WPX Gas Resources exercises its annual option, exercisable fifteen days prior to the end of each Contract Year, to discontinue purchasing gas under the terms of the Gas Purchase Contract and instead purchase gas at a monthly price equal to the index price of 97 percent of the Blanco Hub Spot Price. For each of the contract years January 1, 1998 through December 31, 1998 and January 1, 1999 through December 31, 1999, WPX Gas Resources did not exercise this option and the pricing mechanism of the Primary Term therefore has and will continue to remain in effect through at least December 31, 1999.

         The Blanco Hub Spot Price was below $1.75 per MMBtu during April 1999, and above $1.75 per MMBtu during May and June 1999. However, pursuant to the terms of the Gas Purchase Contract, WPX Gas Resources continued to purchase gas produced from the WI Properties at the $1.70 minimum purchase price, less certain gathering, processing and delivery costs paid by WPX Gas Resources, established by the Gas Purchase Contract; and accrued price credits for each MMBtu of natural gas so purchased equal to the difference between the $1.70 minimum purchase price and the applicable index price (which price is equal to 97 percent of the applicable Blanco Hub Spot Price). WPC estimates that, as of June 30, 1999, WPX Gas Resources had aggregate price credits in the price credit account of approximately $11 million of which the Trust's 81 percent interest in Quatro Finale's interest in the WI Properties, represents a potential offset of $9 million against future royalty income otherwise payable to the Trust. The applicable index price was above the Minimum Purchase Price in July 1999.

         The entitlement of WPX Gas Resources to recoup the price credits means that if and when the applicable Blanco Hub Spot Price rises above $1.75 per MMBtu, future royalty income paid to the Trust would be reduced until such time as such price credits have been fully recouped. Corresponding cash distributions to Unitholders would also be reduced.

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

         The Trustee is in the process of identifying and assessing other information technology ("IT") systems used in connection with the Trust, as well as other systems, for Year 2000 compliance. Non-IT systems are generally more difficult to assess because they often contain embedded technology that may be subject to Year 2000 problems. The total cost of the Trustee's Year 2000 efforts is expected to be approximately $10,000 (including the $6,000 referred to above), all of which is expected to be incurred and paid during the last two quarters of 1998 and the first three quarters of 1999. Of this amount, the Trustee estimates that $4,000 is attributable to identification and assessment of affected systems and $6,000 is attributable to remediation (which may include the replacement of certain noncomplying systems). The Trustee expects all of its Year 2000 compliance efforts to be completed by the end of the third quarter of 1999.

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

         The Trust will utilize both internal and external resources to achieve Year 2000 compliance. The Trustee estimates that its identification and assessment activities are approximately 90% complete and that its remediation and testing efforts are approximately 90% complete. It expects that all of its Year 2000 efforts related to the Trust's internal systems will be completed by the end of the third quarter of 1999. However, there can be no guarantee that the Trustee will be able to identify all potential Year 2000 problems or to fully remediate all Year 2000 problems identified on a timely basis. There also can be no assurance that the systems of third party vendors on which the Trust relies will be timely remediated. The failure by the Trustee or any such third party to fully remediate its Year 2000 problems on a timely basis could have a material adverse affect on the Trustee's ability to account for and make timely distribution of the Trust's distributable income.

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

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

         Southern Ute Litigation. As previously reported in the Trust's Public Offering Prospectus and each of the Trust's prior Annual Reports on Form 10-K as filed with the Securities and Exchange Commission, WPC is a named defendant in a lawsuit (the "Southern Ute Litigation") brought by the Southern Ute Indian Tribe (the "Tribe") which, among other things, contests ownership rights in certain coal seam gas producing properties, including a portion of the Farmout Properties in which Quatro Finale owns a net profits interest. A portion of the revenues received by WPC (on behalf of its successor Quatro Finale) with regard to the Farmout Properties is paid to the Trust as a component of the NPI. The following information updates the Trust's previously reported disclosures regarding the Southern Ute Litigation to disclose a recent decision in the case issued by the United States Supreme Court.

         The Tribe filed a lawsuit on December 31, 1991, challenging the legal rights of WPC and others to extract coal seam gas from certain properties within the boundaries of Tribal land. In the suit, the Tribe was seeking a declaration of ownership of the gas seam gas based upon its ownership of the coal resource and compensation from the producers and the oil and gas estate owners for the value of the gas allegedly wrongfully taken from the Tribe to date. Amoco, on behalf of itself, WPC, and the other defendants named in the lawsuit (the "Defendant Class"), has vigorously defended the lawsuit. On September 13, 1994, the United States District Court for the District of Colorado (the "District Court") issued a memorandum opinion and order in the litigation granting the motion for summary judgement filed by the Defendant Class on the question of ownership of the coal seam gas. The District Court ruled that the U.S. Congress, in reserving the coal resource on certain lands for the Federal government in the Coal Land Acts of 1909 and 1910, did not also reserve for the government the related coal seam gas. The District Court denied the Tribe's claim of equitable ownership of the coal seam gas. The Tribe appealed the order to the United States Court of Appeals for the Tenth Circuit (the "Court of Appeals"), which issued an opinion dated July 16, 1997 reversing the District Court and holding that coal seam gas was "an integral component of coal" and had therefore been vested in the Tribe as owners of the coal resource. Amoco, as class representative of the Defendant Class, subsequently sought and obtained a rehearing en banc from the Court of Appeals on the ownership issue. On July 20, 1998, the en banc court issued a decision upholding the Court of Appeals opinion finding ownership in the Tribe.

         Amoco, on behalf of the Defendant Class, appealed the Court of Appeals' decision to the United States Supreme Court (the "Supreme Court"), which granted Amoco's petition for certiorari. The case was argued before the Supreme Court on April 19, 1999, and on June 7, 1999, the Supreme Court issued a decision in favor of the Defendant Class. In its 7-1 decision, the Supreme Court ruled that the natural interpretation of the term "coal" as used at the time of the enactment of the Coal Land Acts of 1909 and 1910 is not ambiguous and refers only to the "solid rock substance that was the country's primary energy resource" at the time of the enactment of the statutes and does not include coal seam gas. The Supreme Courts' ruling effectively means that the owners of the oil and gas estate, rather than the holders of rights to the coal resource, have ownership of the coal seam gas in dispute. As a result of the Supreme Court's decision, the Southern Ute Litigation no longer represents a substantial challenge to the ownership rights in the coal seam gas resource claimed by members of the Defendant Class, including Quatro Finale (as successor to WPC), and the Trust as the holder of royalty interests on certain leases in question. In addition, the decision effectively eliminates the Trust's potential liability exposure for the Tribe's claims for compensation for the value of coal seam gas already extracted.

         In late January 1999, Amoco and the Tribe advised WPC that they had reached a partial settlement of certain issues in the lawsuit. Shortly thereafter, but prior to the Supreme Court's decision to hear Amoco's appeal, WPC, Amoco, and the Tribe announced that they had reached a limited settlement in principal of the claims asserted against WPC. The settlement achieved between the parties was not contingent upon the final Supreme Court decision. Under the proposed settlement, after WPC regains title to the Farmout Properties in the area known as PLA-6 from Quatro Finale, WPC will convert that portion of its net profits interest into a working interest. A portion of WPC's working interest will then be transferred to the Tribe effective January 1, 1999. In addition, WPC agreed to pay certain capital costs incurred in connection with the production subject to the net profits interest from the area known as PLA-9. Effective January 1, 1999, or shortly thereafter, the Tribe will be paid a portion of the proceeds from the area subject to the net profits interest known as PLA-9. The Tribe will release WPC from all claims asserted in the lawsuit. The details of this settlement are still being negotiated, and it must be approved by the District Court after an opportunity for review and comment. WPC believes the parties will be successful in reaching a final agreement on the partial settlement in principal and that it will be approved by the District Court.

         While no assurances can be given, the Trustee does not believe that the ultimate resolution of the foregoing matter will have a material adverse effect on the Trust Corpus or distributable income. Unitholders should consult the Trust's 1998 Annual Report for additional information regarding the Southern Ute Litigation.

Item 6.           Exhibits and Reports on Form 8-K.

         (a)   Exhibit No.                            Description
               -----------                      -----------------------
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

                                  WILLIAMS COAL SEAM GAS ROYALTY TRUST

                                  By: BANK OF AMERICA, N.A.,
                                      Trustee



                                  By: /s/ RON HOOPER
                                     -------------------------------------------
                                     Ron Hooper
                                     Vice President and Administrator


               (The Trust has no directors or executive officers.)


Date:  August 13, 1999

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
  27            Financial Data Schedule