Form 10-Q
period 1999-09-30
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 1999-11-15
CIK 895007

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 1999

                                        or

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

                                 Trust Division
                                 Bank of America
                                 901 Main Street
                                   12th Floor
                               Dallas, Texas 75202
                    (Address of principal executive offices)
                                   (Zip code)

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

         Number of units of beneficial interest outstanding at November 1, 1999:
9,700,000.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         The financial statements included herein have been prepared by Bank of America, N.A., as successor to NationsBank, N.A., as Trustee (the "Trustee") of Williams Coal Seam Gas Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Trust's Annual Report on Form 10-K for the year ended December 31, 1998 (the "1998 Annual Report"). The December 31, 1998 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 1999, the distributable income for the three-month and nine-month periods ended September 30, 1999 and 1998, and the changes in trust corpus for the nine-month periods ended September 30, 1999 and 1998, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

         The financial statements as of September 30, 1999 and for the three-month and nine-month periods ended September 30, 1999 and 1998 included herein have been reviewed by Ernst & Young LLP, independent public accountants, as stated in their report appearing herein.

                     Independent Accountants' Review Report

Bank of America, N.A.,
       as Trustee of Williams Coal Seam Gas Royalty Trust

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of September 30, 1999, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 1999 and 1998 and the statements of changes in trust corpus for the nine month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Trustee.

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


                                                               Ernst & Young LLP



Tulsa, Oklahoma
November 11, 1999

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

--------------------------------------------------------------------------------

                                            September 30,    December 31,
                                                1999            1998
                                             (UNAUDITED)
                                           --------------   --------------
ASSETS

Current Assets -
        cash and cash equivalents          $       98,822   $       80,599
Royalty interests in oil
        and gas properties
        (less accumulated
        amortization of
        $97,955,690 at
        September 30, 1999
        and $88,783,924 at
        December 31, 1998)                     40,610,973       49,782,739
                                           --------------   --------------

TOTAL ASSETS                               $   40,709,795   $   49,863,338
                                           ==============   ==============


LIABILITIES AND TRUST CORPUS

Current Liabilities -
        trust expenses payable             $       69,780   $       93,986

Trust corpus -
        9,700,000 units of
        beneficial interest
        authorized and
        outstanding                            40,640,015       49,769,352
                                           --------------   --------------

TOTAL LIABILITIES
        AND TRUST CORPUS                   $   40,709,795   $   49,863,338
                                           ==============   ==============



The accompanying notes are an integral part of these financial statements.

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

--------------------------------------------------------------------------------

                                              THREE MONTHS           THREE MONTHS
                                                 ENDED                  ENDED
                                           September 30, 1999     September 30, 1998
                                           -------------------    -------------------
Royalty income                             $         2,431,301    $         4,761,508
Interest income                                          7,020                 15,577
                                           -------------------    -------------------
                                                     2,438,321              4,777,085

General and administrative
        expenses                                      (107,896)               (88,972)
                                           -------------------    -------------------
Distributable income                       $         2,330,425    $         4,688,113
                                           ===================    ===================

Distributable income
        per unit
        (9,700,000 units)                  $               .24    $               .48
                                           ===================    ===================


The accompanying notes are an integral part of these financial statements.

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

--------------------------------------------------------------------------------

                                                NINE MONTHS            NINE MONTHS
                                                  ENDED                  ENDED
                                            September 30, 1999      September 30, 1998
                                            -------------------    -------------------
Royalty income                             $         9,457,966    $        13,221,630
Interest income                                         28,224                 45,378
                                           -------------------    -------------------
                                                     9,486,190             13,267,008

General and administrative
        expenses                                      (422,572)              (478,807)
                                           -------------------    -------------------
Distributable income                       $         9,063,618    $        12,288,201
                                           ===================    ===================

Distributable income
        per unit
        (9,700,000 units)                  $               .93    $              1.31
                                           ===================    ===================


The accompanying notes are an integral part of these financial statements.

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

--------------------------------------------------------------------------------

                                               NINE MONTHS            NINE MONTHS
                                                 ENDED                  ENDED
                                           September 30, 1999     September 30, 1998
                                           -------------------    -------------------
Trust corpus,                              $        49,769,352    $        61,271,700
        beginning of period
Amortization of royalty
        interests                                   (9,171,766)            (8,942,864)
Distributable income                                 9,063,618             12,788,201
Distributions to unitholders                        (9,021,189)           (12,707,007)
                                           -------------------    -------------------
Trust corpus, end
        of period                          $        40,640,015    $        52,410,030
                                           ===================    ===================

Distributions per unit
        (9,700,000 units)                  $               .93    $              1.31
                                           ===================    ===================


The accompanying notes are an integral part of these financial statements.

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

        The only assets of the Trust, other than cash and cash equivalents being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Royalty Interests. The Royalty Interests consist primarily of a net profits interest (the "NPI") in the Underlying Properties. The NPI generally entitles the Trust to receive 81 percent of the NPI Net Proceeds, as defined below, attributable to (i) gas produced and sold from Quatro Finale's net revenue interests (working interests less lease burdens) in the properties in which Quatro Finale has a working interest (the "WI Properties") and (ii) the revenue stream received by Quatro Finale attributable to its 35 percent net profits interest in 5,348 gross acres in La Plata County, Colorado (the "Farmout Properties"). The Royalty Interests also include a 20 percent interest in Quatro Finale's Infill Net Proceeds, as defined below, from the sale of production if well spacing rules are effectively modified and additional wells are drilled on producing drilling blocks on the WI Properties (the "Infill Wells") during the term of the Trust. No Infill Wells have been drilled on the WI Properties to date. "NPI Net Proceeds" consists generally of the revenue stream received by Quatro Finale from its 35 percent net profits interest in the Farmout Properties, plus the aggregate proceeds attributable to Quatro Finale's net revenue interest, based on the price paid at or in the vicinity of the wellhead (the "Wellhead"), of gas produced from the WI Properties, less Quatro Finale's share of certain taxes and costs. "Infill Net Proceeds" consists generally of the aggregate proceeds, based on the price at the Wellhead, of gas produced from Quatro Finale's net revenue interest in any Infill Wells less certain taxes and costs. The NPI percentage is subject to certain future downward adjustments based on a rate of return computation once cumulative aggregate production targets are met. Based on current estimates, a downward adjustment of the NPI to 60% is expected by late 2000 or early 2001. The complete definitions of NPI Net Proceeds and Infill Net Proceeds are set forth in the Conveyance.

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

3.      FEDERAL INCOME TAXES

        The Trust is a grantor trust for Federal income tax purposes. As a grantor trust, the Trust is not required to pay Federal or state income taxes. Accordingly, no provision for income taxes has been made in these financial statements.

        Because the Trust is treated as a grantor trust, and because a Unitholder is treated as directly owning an interest in the Royalty Interests, each Unitholder is taxed directly on his per Unit pro rata share of income attributable to the Royalty Interests consistent with the Unitholder's method of accounting and without regard to the taxable year or accounting method employed by the Trust.

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

5.      SUBSEQUENT EVENTS

        Subsequent to September 30, 1999, the Trust declared the following distribution:


            Quarterly
             Record               Payment                Distribution
              Date                 Date                   per Unit
            ---------             -------                ------------
           November 15           November 29              $.277213

        The distribution per unit will increase from $.232301 for the third quarter of 1999 to $.277213 for the fourth quarter of 1999. The increase in distributions was primarily the result of lower operating and excess capital costs and higher payments received associated with the PLA-9 Farmout Properties partially offset by the expansion of the San Juan 32-9 Unit, reducing the interest effective retroactive to 1994. Expansions of federal unit acreage can either increase or decrease the Trust's ownership of particular wells resulting in potential adjustments of production for prior periods and associated distributions to unitholders can either increase or decrease. Federal unit acreage expansions are determined by the commercial value of the property as valued by the operator and approved by the U.S. Bureau of Land Management (BLM). Williams Production Company does not operate any wells in these federal acreage units.

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

        During the third quarter of 1999, the applicable index price was above the Minimum Purchase Price resulting in recoupments against the price credit account established under the Gas Purchase Contract. WPC estimates that, as of September 30, 1999, WPX Gas Resources had aggregate price credits in the price credit account of approximately $10.4 million of which the Trust's 81 percent interest in Quatro Finale's interest in the WI Properties, represents a potential offset of $8.4 million against future royalty income otherwise payable to the Trust. The applicable index price was above the Minimum Purchase Price in October 1999.

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

        The Trustee has also been informed by WPC that the MMS has informed some San Juan Basin natural gas producers that they have incorrectly deducted certain costs in the producers' coal bed methane valuations in determining the amounts due to Federal royalty owners. While WPC believes that their past computations have been appropriately stated, applying the MMS methodology could result in an adjustment to amounts previously paid to the Trust of approximately $4,000,000.

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

        Prior to the Supreme Court's decision to hear Amoco's appeal, WPC, Amoco, and the Tribe announced that they had reached a limited settlement in principal of the claims asserted against WPC. This settlement was not contingent upon the final Supreme Court decision. Under the proposed settlement, WPC will reacquire title to the Farmout Properties in the area known as PLA-6 from Quatro Finale, following which WPC will convert that portion of its net profits interest into a working interest. A portion of WPC's working interest will then be transferred to the Tribe effective January 1, 1999. In addition, WPC agreed to pay certain capital costs incurred in connection with the production subject to the net profits interest from the area known as PLA-9. Effective January 1, 1999, or shortly thereafter, the Tribe will be paid a portion of the proceeds from the area subject to the net profits interest known as PLA-9. The Tribe will release WPC from all claims asserted in the lawsuit. Williams has informed the Trustee that the parties have entered into a definitive partial settlement agreement and submitted such agreement to the District Court for approval. The settlement agreement will become binding on the parties upon approval by the District Court.

        Williams has advised the Trustee that it expects future cash distributions to the Trust to decrease by an insignificant amount as a result of the above described settlement, assuming such settlement is approved by the District Court. Trustee does not believe that the ultimate resolution of the foregoing matter will have a material adverse effect on the Trust Corpus or distributable income. Unitholders should consult the Trust's 1998 Annual Report for additional information regarding the Southern Ute Litigation.

7.      POSSIBLE NPI PERCENTAGE CHANGE

        The NPI generally entitles the Trust to receive 81 percent of the NPI Net Proceeds. However, at the point that cumulative production from the Underlying Properties exceeds 178.5 Bcf of gas and the internal rate of return of the "after tax cash flow per Trust Unit" (as defined in the Conveyance) is equal to or greater than 12 percent but not more than 14 percent, the percentage of NPI Net Proceeds payable in respect of the NPI would be reduced to 60 percent. If such level of production is exceeded and such internal rate of return of the after tax cash flow per Trust Unit exceeds 14 percent, the percentage of NPI Net Proceeds payable in respect of the NPI would be reduced to 40 percent. WPC has advised the Trustee that the cumulative production from the Underlying Properties to date has exceeded the 178.5 Bcf threshold. Based upon projections by WPC, the Trust's independent petroleum engineers, the internal rate of return is not currently expected to be 12 percent or higher until the third quarter of 2000, although no assurance can be made that it will not occur sooner than projected.

Item 2. Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

        The Trust makes quarterly cash distributions to holders of units of beneficial interest ("Units") in the Trust ("Unitholders"). The only assets of the Trust, other than cash and cash equivalents being held for the payment of expenses and liabilities and for distribution to Unitholders, are net profits interests (the "Royalty Interests") in certain proved coal seam gas properties located in the San Juan Basin of New Mexico and Colorado (the "Underlying Properties"). The Royalty Interests owned by the Trust burden the Underlying Properties, which are owned by Quatro Finale LLC, a non-affiliated Delaware limited liability company ("Quatro Finale"), and not the Trust.

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

Three Months and Nine Months Ended September 30, 1999 Compared to Three Months and Nine Months Ended September 30, 1998

        For the quarter ended September 30, 1999, royalty income received by the Trust amounted to $2,431,301 as compared to $4,761,508 received for the same quarter in 1998. For the nine months ended September 30, 1999, royalty income received by the Trust amounted to $9,457,966 as compared to $13,221,630 received for the same period in 1998. The decrease in royalty income is primarily due to lower quantities of gas produced, increased amounts of royalties paid and capital costs incurred and various expansions of the Federal units within the Underlying Properties. Interest income for the quarter ended September 30, 1999 was $7,020 compared to $15,577 for the same quarter in 1998. Interest income for the nine months ended September 30, 1999 was $28,224 compared to $45,378 for the same period in 1998. This decrease was primarily due to a decrease in the amount of funds available for investment. General and administrative expenses during the third quarter of 1999 amounted to $107,896 compared to $88,972 for the same quarter in 1998. General and administrative expenses during the nine months ended September 30, 1999 amounted to $422,572 compared to $478,807 for the same period in 1998.

        Distributable income for the quarter ended September 30, 1999 was $2,330,425 or $.24 per Unit as compared to $4,688,113 or $.48 per Unit for the third quarter of 1998. Distributable income for the nine months ended September 30, 1999 was $9,063,619 or $.93 per Unit as compared to $12,788,807 or $1.31 per
Unit for the same period in 1998. This decrease was a result of the factors stated in the preceding paragraph. A distribution of $.232301 per Unit was made on August 27, 1999 to Unitholders of record on August 16, 1999.

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

        Royalty income received by the Trust in a given calendar quarter will generally reflect the sum of (i) proceeds from the sale of gas produced from the WI Properties during the preceding calendar quarter, plus (ii) cash received by Quatro Finale with respect to the Farmout Properties either (a) during the preceding calendar quarter or (b) if received in sufficient time to be paid to the Trust, in the month immediately following such calendar quarter. Accordingly, the royalty income included in distributable income for the quarter ended September 30, 1999 was based on production volumes and natural gas prices for the period April through June 1999, as shown in the table below. Due to delays associated with the receipt of income related to the Farmout Properties, the Trust's royalty income for the 1999 third quarter reflects estimated production volumes from the Farmout Properties for the months of March 1999 through May 1999, as shown in the table below. The production volumes included in the table below are for production attributable to the Underlying Properties, and not for production attributable to the Trust's Royalty Interests and are net of the amount of production attributable to Quatro Finale's royalty obligations to third parties, which is determined by contractual arrangement with such parties.

                                                      Three Months          Three Months
                                                         Ended                 Ended
                                                     June 30, 1999         June 30, 1998
                                                     -------------         -------------
Production (MMBtu)(1)
       WI Properties                                 2,382,417(2)          3,946,609(4)
       Farmout Properties                            1,236,026(3)          1,379,260(5)

Blanco Hub Spot Price
       ($/MMBtu)(6)                                 $     1.86            $     1.74
Net Wellhead Price
       WI Properties ($/MMBtu)(6)                   $      .98            $      .93

-----------------------

(1)      Million British Thermal Units.

(2)      Includes prior period adjustments of 413,032 MMBtu.

(3)      Reflects estimated volumes for March 1999 through May 1999.

(4)      Includes prior period adjustments of 297,958 MMBtu.

(5) Reflects March 1998 through May 1998. Includes prior period adjustments of 47,342 MMBtu.

(6) Simple average of estimates for the months included in the period presented.

         Production from the WI Properties is generally sold pursuant to a gas purchase contract between WPC and WPX Gas Resources Company ("WPX Gas Resources") (formerly known as WFS Gas Resources, as successor in interest to Williams Gas Marketing Company) (as amended, the "Gas Purchase Contract"). The Gas Purchase Contract provides certain protections for WPX Gas Resources in the form of price credits (for production purchased by WPX Gas Resources on or after January 1, 1994) and for Unitholders when the applicable Blanco Hub Spot Price falls below $1.75 per MMBtu and provides certain benefits for WPX Gas Resources when the Blanco Hub Spot Price exceeds $2.00 per MMBtu. The Gas Purchase Contract also provides that the price paid for gas by WPX Gas Resources is reduced by the amount of gathering, processing and certain other costs paid by WPX Gas Resources.

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

         The Blanco Hub Spot Price was above $1.75 per MMBtu during the third quarter of 1999. However, pursuant to the terms of the Gas Purchase Contract, WPX Gas Resources continued to purchase gas produced from the WI Properties at the $1.70 minimum purchase price, less certain gathering, processing and delivery costs paid by WPX Gas Resources, established by the Gas Purchase Contract; and WPX Gas Resources recouped previously accrued price credits for each MMBtu of natural gas so purchased equal to the difference between the $1.70 minimum purchase price and the applicable index price (which price is equal to 97 percent of the applicable Blanco Hub Spot Price). WPC estimates that, as of September 30, 1999, WPX Gas Resources had aggregate price credits of approximately $10.4 million of which the Trust's 81 percent interest was approximately $8.4 million. The Blanco Hub Spot Price was above $1.75 per MMBtu in October 1999.

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

Year 2000 Issue

         Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the upcoming change in the century. If not corrected, many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue affects virtually all companies and organizations. If a company or organization does not successfully address its Year 2000 issues, it may face material adverse consequences. The Trustee identified its primary system that is vulnerable to the Year 2000 issue: its General Ledger/Accounts Payable System. This system was replaced and the current system is Year 2000 compliant. The Trust selected a system that has been warranted to be Year 2000 compliant and completed the installation of the new system at the beginning of 1998. The cost of the system was approximately $6,000. To date the Trustee has incurred no other costs in connection with its efforts to identify, assess, remediate and test the Trust's systems for Year 2000 compliance.

         The Trustee is in the process of identifying and assessing other information technology ("IT") systems used in connection with the Trust as well as other systems, for Year 2000 compliance. Non-IT systems are generally more difficult to assess because they often contain embedded technology that may be subject to Year 2000 problems. The total cost of the Trustee's Year 2000 efforts is expected to be approximately $10,000 (including the $6,000 referred to above), all of which was incurred and paid during the last two quarters of 1998 and the first three quarters of 1999. Of this amount, the Trustee estimates that $4,000 is attributable to identification and assessment of affected systems and $6,000 is attributable to remediation (which may include the replacement of certain noncomplying systems). All of the Trustee's Year 2000 compliance efforts were completed by the end of the third quarter of 1999.

         The Trustee has additionally identified those vendors it believes could have an impact on its day-to-day operations if their operations were interrupted as a result of Year 2000 problems. The Trustee has developed a questionnaire regarding the vendors' Year 2000 status. These vendors, consisting primarily of energy companies, have been contacted to determine their Year 2000 status. WPC, which provides extensive accounting services to the Trust, has indicated that its IT system will be Year 2000 complaint. The Trustee is continuing discussions with WPC regarding its Year 2000 compliance certification.

         The Trustee has no reason to believe that its vendors will not be Year 2000 compliant. In the event the Trustee learns that a vendor's system will not be Year 2000 compliant, the Trustee will assess the potential risk and develop contingency plans at that time.

         The Trust is a passive entity with no business operations, and the IT systems employed by the Trustee in connection with its duties on behalf of the Trust are less extensive than the systems employed by many business entities. The Trust has no formal IT budget, and the Trustee does not anticipate making any additional significant capital expenditures relating to the Trustee's IT systems used in connection with Trust during 1999. Thus, the expenditures made or expected to be made in connection with the Year 2000 efforts described above will represent substantially all of the Trustee's IT-related capital expenditures on behalf of the Trust. These expenses will be or have been paid as expenses of the Trust.

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

         The Trust will utilize both internal and external resources to achieve Year 2000 compliance. The Trustee estimates that its identification and assessment activities are approximately 95% complete and that its remediation and testing efforts are approximately 90% complete. It expects that all of its Year 2000 efforts related to the Trust's internal systems will be completed by November 30, 1999. However, there can be no guarantee that the Trustee will be able to identify all potential Year 2000 problems or to fully remediate all Year 2000 problems identified on a timely basis. There also can be no assurance that the systems of third party vendors on which the Trust relies will be timely remediated. The failure by the Trustee or any such third party to fully remediate its Year 2000 problems on a timely basis could have a material adverse affect on the Trustee's ability to account for and make timely distribution of the Trust's distributable income.

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

Item 1.           Legal Proceedings.

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

         Prior to the Supreme Court's decision to hear Amoco's appeal, WPC, Amoco, and the Tribe announced that they had reached a limited settlement in principal of the claims asserted against WPC. This settlement was not contingent upon the final Supreme Court decision. Under the proposed settlement, WPC will reacquire title to the Farmout Properties in the area known as PLA-6 from Quatro Finale, following which WPC will convert that portion of its net profits interest into a working interest. A portion of WPC's working interest will then be transferred to the Tribe effective January 1, 1999. In addition, WPC agreed to pay certain capital costs incurred in connection with the production subject to the net profits interest from the area known as PLA-9. Effective January 1, 1999, or shortly thereafter, the Tribe will be paid a portion of the proceeds from the area subject to the net profits interest known as PLA-9. The Tribe will release WPC from all claims asserted in the lawsuit. Williams has informed the Trustee that the parties have entered into a definitive partial settlement agreement and submitted such agreement to the District Court for approval. The settlement agreement will become binding on the parties upon approval by the District Court.

         Williams has advised the Trustee that it expects future cash distributions to the Trust to decrease by an insignificant amount as a result of the above described settlement, assuming such settlement is approved by the District Court. The Trustee does not believe that the ultimate resolution of the foregoing matter will have a material adverse effect on the Trust Corpus or distributable income. Unitholders should consult the Trust's 1998 Annual Report for additional information regarding the Southern Ute Litigation.

Item 3.           Quantitative and Quantitative Disclosures About Market Risk.

         There have been no material changes in the Trust's market risks, as disclosed in the Trust's Form 10-K for the year ended December 31, 1998.

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

                                        WILLIAMS COAL SEAM GAS ROYALTY TRUST

                                        By:  BANK OF AMERICA, N.A., Trustee



                                             By: /s/ Ron Hooper
                                                 ------------------------------
                                                 Ron Hooper
                                                 Vice President and
                                                 Administrator


               (The Trust has no directors or executive officers.)


Date:  November 15, 1999