Form 10-K405
period 1999-12-31
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 2000-03-30
CIK 895007

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-K

  (MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 1-11608

                                ---------------

                      WILLIAMS COAL SEAM GAS ROYALTY TRUST
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                DELAWARE                                  75-6437433
     (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NUMBER)

             TRUST DIVISION                                  75202
           ROYALTY TRUST GROUP                            (ZIP CODE)
          BANK OF AMERICA, N.A.
       901 MAIN STREET, 17TH FLOOR
              DALLAS, TEXAS
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)




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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At March 17, 2000, there were 9,700,000 units of beneficial interest outstanding and the aggregate market value of such units (based on the closing sale price on the New York Stock Exchange) held by non-affiliates of the registrant was approximately $68,506,250.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:

                                      NONE.

================================================================================

                                TABLE OF CONTENTS


                                                                                                               Page

PART I   .........................................................................................................1
         Item 1.  Business........................................................................................1
                  GLOSSARY .......................................................................................1
                  DESCRIPTION OF THE TRUST .......................................................................4
                           Creation and Organization of the Trust ................................................5
                           Assets of the Trust ...................................................................5
                           Liabilities of the Trust ..............................................................6
                           Duties and Limited Powers of the Trustee ..............................................6
                           Liabilities of the Delaware Trustee and the Trustee ...................................7
                           Termination and Liquidation of the Trust ..............................................7
                  DESCRIPTION OF UNITS ...........................................................................8
                           Distributions and Income Computations .................................................8
                           Transfer of Royalty Interests .........................................................9
                           Possible Divestiture of Units ........................................................ 9
                           Periodic Reports to Unitholders ...................................................... 9
                           Voting Rights of Unitholders .........................................................10
                           Liability of Unitholders .............................................................11
                           Transfer Agent .......................................................................11
                  FEDERAL INCOME TAXATION .......................................................................11
                           Summary of Certain Federal Income Tax Consequences ...................................12
                  ERISA CONSIDERATIONS ..........................................................................16
                  STATE TAX CONSIDERATIONS ......................................................................16
                  REGULATION AND PRICES .........................................................................16
                           Regulation of Natural Gas ............................................................16
                           Environmental Regulation .............................................................17
                           Competition, Markets and Prices ......................................................18
         Item 2.  Properties. ...................................................................................19
                  THE ROYALTY INTERESTS .........................................................................19
                           The Underlying Properties ............................................................20
                           The NPI  .............................................................................23
                           Reserve Report .......................................................................24
                           Historical Gas Sales Prices and Production ...........................................26
                           NPI Percentage Changes ...............................................................26
                           Gas Purchase Contract ................................................................27
                           Gas Gathering Contract ...............................................................29
                           Federal and Indian Lands .............................................................30
                           Sale and Abandonment of Underlying Properties ........................................31
                           The Infill NPI .......................................................................31
                           Williams' Performance Assurances .....................................................32
                           Title to Properties ..................................................................32
         Item 3.   Legal Proceedings.............................................................................34
         Item 4.   Submission of Matters to a Vote of Security Holders. .........................................35

PART II  ........................................................................................................35
         Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.........................35
         Item 6.   Selected Financial Data. .....................................................................35
         Item 7.   Trustee's Discussion and Analysis of Financial Condition and Results of Operations. ..........35
         Item 7A.  Quantitative and Qualitative Disclosure About Market Risk ....................................38
         Item 8.   Financial Statements and Supplementary Data...................................................38
         Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. ........48

PART III ........................................................................................................48
         Item 10.   Directors and Executive Officers of the Registrant. .........................................48
         Item 11.   Executive Compensation. .....................................................................49
         Item 12.   Security Ownership of Certain Beneficial Owners and Management...............................49
                           Williams' Ownership of Units .........................................................49
         Item 13.   Certain Relationships and Related Transactions...............................................50
                           Administrative Services Agreement.....................................................50
                           Potential Conflicts of Interest ......................................................50

PART IV  ........................................................................................................50
         Item 14.   Exhibits, Financial Statement Schedules and Reports On Form 8-K..............................50

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

     "December 31, 1999 Reserve Report" means the Reserve Report, dated March 10, 2000, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of December 31, 1999, prepared by Miller and Lents, Ltd., independent petroleum engineers, a copy of which is filed as an exhibit to this Form 10-K.

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

     "Gas Purchase Contract" means the Gas Purchase Agreement, dated October 1, 1992, as amended, between WFS Gas Resources (as successor in interest to WGM) and Quatro Finale (as successor to WPC), a copy of which is filed as an exhibit to this Form 10-K.

     "Grantor trust" means a trust as to which the grantor, or its successor, has retained an interest in the income from the trust.

     "Gross acres" means the total number of surface acres of land without regard to ownership.

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

     "Trust" means Williams Coal Seam Gas Royalty Trust, a Delaware business trust formed pursuant to the Trust Agreement.

     "Trust Agreement" means the Trust Agreement, dated as of December 1, 1992, among Williams, WPC, as grantor, Chemical Bank Delaware, as the Delaware Trustee, and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), as the Trustee, as amended by the First Amendment thereto effective as of December 15, 1992 and by the Second Amendment thereto effective as of January 12, 1993, a copy of each of which is filed as an exhibit to this Form 10-K.

     "Trustee" means Bank of America, N.A. (as successor to NationsBank, N.A.), in its capacity as a trustee of the Trust.

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

     "WGM Payment Obligations" has the meaning assigned to such term under "Item 2--The Royalty Interests--Williams' Performance Assurances."

     "WHD" means Williams Holdings of Delaware, Inc., a wholly-owned subsidiary of Williams. On July 31, 1999, WHD was merged into Williams and Williams assumed all assets, liabilities and obligations of WHD.

     "Williams" means The Williams Companies, Inc., a Delaware corporation.

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

     "WPC Payment Obligations" has the meaning assigned to such term under "Item 2--The Royalty Interests--Williams' Performance Assurances."

                            DESCRIPTION OF THE TRUST

     Williams Coal Seam Gas Royalty Trust (the "Trust") was formed as a Delaware business trust under the Delaware Business Trust Act, Title 12, Chapter 38 of the Delaware Code, Sections 3801 et seq. (the "Delaware Code"). The following information is subject to the detailed provisions of (i) the Trust Agreement of Williams Coal Seam Gas Royalty Trust (as amended, the "Trust Agreement") entered into effective as of December 1, 1992 by and among Williams Production Company, a Delaware corporation ("WPC"), as trustor, The Williams Companies, Inc., a Delaware corporation ("Williams"), and Chemical Bank Delaware, a Delaware banking corporation (the "Delaware Trustee"), and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), a national banking association (the "Trustee"), as trustees, and (ii) the Net Profits Conveyance (the "Conveyance") dated effective as of October 1, 1992 by and among WPC, Williams, the Trustee and the Delaware Trustee. Copies of the Trust Agreement and of the Conveyance are filed as exhibits to this Form 10-K. The provisions governing the Trust are complex and extensive and no attempt has been made below to describe or reference all of such provisions. The following is a general description of the basic framework of the Trust and a summary of the material terms of the Trust Agreement, and detailed provisions concerning the Trust may be found in the Trust Agreement.

CREATION AND ORGANIZATION OF THE TRUST

     All of the authorized units of beneficial interest in the Trust ("Units") were issued to WPC on January 21, 1993. On that date, WPC transferred its Units to its parent, Williams, by dividend. Williams, in turn, sold, by means of a prospectus dated January 13, 1993, 5,200,000 Units on January 21, 1993, and an additional 780,000 Units on February 16, 1993, to the public through various underwriters (the "Public Offering"). In the second quarter of 1993, Williams sold an additional 151,209 Units. During the second quarter of 1995 Williams transferred its Units to Williams Holdings of Delaware, Inc. ("WHD"), a separate holding company for Williams' non-regulated businesses. Effective July 31, 1999, WHD was merged into Williams and by operation of the merger Williams assumed all assets, liabilities and obligations of WHD, including without limitation ownership of WHD's Units.

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


                              DESCRIPTION OF UNITS

     Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 17, 2000, there were 9,700,000 Units outstanding. The Trust may not issue additional Units.


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

Income and Deductions.......................      The income of the Trust consists primarily of a specified share of the proceeds from the sale of coal seam gas produced from the
                                                  Underlying Properties.  During 1999, the Trust earned interest income on funds held for distribution and made adjustments to the cash reserve maintained for the payment of contingent or future obligations of the Trust.  The deductions of the Trust consist of severance taxes and administrative expenses.  In addition, each
                                                  Unitholder is entitled to depletion deductions.  See "Unitholder's
                                                  Depletion Allowance" below.

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

Section 29 Tax Credits......................      Unitholders will be entitled, provided certain requirements are met, to claim tax credits pursuant to Section 29 of the IRC with respect to sales of coal seam gas production attributable to the NPI, the gross income from which is included in their taxable income.  The
                                                  Section 29 tax credit provides to a taxpayer a dollar-for-dollar reduction in his regular Federal income tax liability, and, therefore, generally provides to him a greater benefit than a deduction which merely reduces the amount of his taxable income.  The Section 29 tax credit applies to coal seam gas produced and sold prior to
                                                  January 1, 2003 from qualifying wells.  For a Unitholder who owned the same Units of record on all four quarterly record dates during 1999, the available Section 29 tax credit is approximately
                                                  $1.497583 per Unit, based on the first estimate of the GNP implicit price deflator published by the Bureau of Economic Analysis.

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

     Several states have in past years enacted or proposed regulations intended to revise significantly current systems of prorationing gas production. The modified rules may decrease the total amount of gas produced in New Mexico or Colorado, and could result in an increase in market prices for gas. The foregoing developments have fostered debate regarding the purpose and effect of the new prorationing rules, with opponents of such rules arguing that the primary purpose thereof is to increase gas prices by withholding supplies from the market. The Trustee cannot predict what effect, if any, proration rules or other possible state regulation may have on the availability of or prices for the Underlying Properties' gas supplies.


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

     Demand for natural gas has increased recently in response to strong domestic economic conditions, relatively higher prices for alternative energy sources, and other factors. Increased demand has recently resulted in higher prices for natural gas. No assurances can be made that such conditions will continue. In addition, in the recent short term, demand for natural gas production in the United States has generally resulted in increased competitive pressure and significantly higher natural gas prices. The existence or effect of any shortages or excesses of natural gas production capacity as may exist in the future cannot be predicted with certainty. See "Item 2--The Royalty Interests--Historical Gas Sales Prices and Production."

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

     The following table reflects certain information from the Reserve Report as of December 31, 1999 prepared by Miller and Lents, Ltd. dated March 10, 2000 (the "December 31, 1999 Reserve Report") regarding the Federal Units in which the WI Properties participate. At December 31, 1999, the WI Properties covered 573 gross (63 net) coal seam gas wells with working interests ranging from .0589 percent to 100 percent, with an average working interest of approximately 11.2 percent. The Royalty Interests participate in each Federal Unit and participating area in which the WI Properties participate based on the acreage containing wells with proved reserves on December 31, 1999.

                                                                                          UNDERLYING PROPERTIES
                                                                                      --------------------------
                                                                                                      ESTIMATED
                                                                                                     DISCOUNTED
                                                                                                     FUTURE NET
                                                                                       NET PROVED     REVENUES
                                                                                        RESERVES     (DISCOUNTED
     FEDERAL UNIT                              FEDERAL UNIT OPERATOR                     (BCF)         AT 10%)
     ------------                           --------------------------                 ----------    -----------
                                                                                                   (IN THOUSANDS)
     San Juan 30-5......................    Phillips Petroleum Company                     15.2         10,862
     San Juan 30-6......................    Meridian Oil Inc.                              15.0         11,369
     San Juan 32-8......................    Phillips Petroleum Company                     15.7         11,292
     San Juan 29-6......................    Phillips Petroleum Company                     10.2          7,477
     San Juan 32-7......................    Phillips Petroleum Company                     13.7          9,187
     San Juan 32-9......................    Meridian Oil Inc.                               9.0          6,164
     San Juan 31-6......................    Phillips Petroleum Company                      7.3          5,093
     San Juan 29-7......................    Meridian Oil Inc.                               3.6          2,450
     Northeast Blanco...................    Blackwood & Nichols Co., Ltd.                   2.7          3,566
     San Juan 29-5......................    Phillips Petroleum Company                      1.1            743
     Huerfano...........................    Meridian Oil Inc.                                .7            176
     San Juan 28-6......................    Meridian Oil Inc.                                .2             62
     San Juan 28-5......................    Meridian Oil Inc.                                --             --

     Meridian Oil Inc. is a subsidiary of Burlington Resources Inc. and Blackwood & Nichols Co., Ltd. is a subsidiary of Devon Energy Corporation.

     Well Count and Acreage Summary. The following table shows as of December 31, 1997, 1998 and 1999, the gross and net wells and acreage by proved producing and nonproducing categories for the WI Properties.


                                            NUMBER OF
                                              WELLS                 ACRES
                                       -------------------   -------------------
                                        GROSS       NET       GROSS       NET
                                       --------   --------   --------   --------
December 31,
1997
     Producing .....................        563         69    150,988     20,681
     Nonproducing ..................          0          0          0          0
                                       --------   --------   --------   --------
          Total ....................        563         69    150,988     20,681
                                       ========   ========   ========   ========
1998
     Producing .....................        567         70    150,988     20,681
     Nonproducing ..................          0          0          0          0
                                       --------   --------   --------   --------
          Total ....................        567         70    150,988     20,681
1999
     Producing .....................        573         63    150,988     20,681
     Nonproducing ..................          0          0          0          0
                                       --------   --------   --------   --------
          Total ....................        573         63    150,988     20,681
                                       ========   ========   ========   ========



     Of the total gross wells described above at December 31, 1999 549 gross wells are located in unitized areas. In addition to the above, the Farmout Properties have 21 gross wells.

     Properties Outside Unitized Areas. The WI Properties also include interests held by Quatro Finale in 24 proved developed Fruitland formation coal seam gas wells held in areas outside of Federal Units that are not reflected in the foregoing table. As of December 31, 1999, Quatro Finale's working interest and net revenue interests in these wells averaged 8.39 percent and 6.88 percent, respectively.

     The Farmout Properties consist of a 35 percent net profits interest on a property farmed out to Amoco in La Plata County, Colorado. Such properties are not within any Federal Unit boundary. The Farmout Properties are owned, and most of the wells thereon are operated, by Amoco. Neither Quatro Finale, Williams, WPC, the Delaware Trustee, the Trustee nor the Unitholders are able to influence or control the operation or future development of the Farmout Properties. WPC has advised the Trustee that it believes that a majority of the production from the Farmout Properties is sold by Amoco under short-term marketing arrangements at spot market prices and qualifies for the Section 29 tax credit. No assurance can be given, however, that Amoco will not in the future subject production from the Farmout Properties to long-term sales contracts at non-market responsive prices. A portion of the production from the Farmout Properties is gathered by WFS pursuant to a gathering contract at rates and subject to other terms that were negotiated on an arms-length basis. As of December 31, 1999, 21 gross wells had been drilled on the Farmout Properties. For a further description of the Farmout Properties, see "--The NPI."


THE NPI

     The NPI generally entitles the Trust to receive 81 percent of the NPI Net Proceeds, subject to possible decrease as described under "--NPI Percentage Changes." NPI Net Proceeds consists generally of the aggregate proceeds attributable to (i) Quatro Finale's net revenue interest based on the sale at the Wellhead of gas produced from the WI Properties and (ii) the revenue stream received by Quatro Finale from its 35 percent net profits interest in the Farmout Properties, less (a) Quatro Finale's working interest share of property and production taxes on the WI Properties; (b) Quatro Finale's working interest share of actual operating costs on the WI Properties to the extent in excess of those agreed to be paid by Quattro Finale (as successor to WPC) as described herein; (c) Quatro Finale's working interest share of capital costs on the WI Properties to the extent in excess of those agreed to be paid by Quatro Finale (as successor to WPC) as described herein; and (d) interest on the unrecovered portion, if any, of the foregoing costs at Citibank's Base Rate.

     Most of the wells reflected in the December 31, 1999 Reserve Report were drilled prior to 1994. Significant additional capital expenditures were not incurred during the early years of the production lives of such wells, and it is not anticipated that further significant capital expenditures will be incurred. Consequently, the December 31, 1999 Reserve Report was prepared on the basis that there will be no capital expenditures borne by the Royalty Interests. Nevertheless, the operators and working interest owners of the wells could elect at any time to implement measures to increase the producible reserves. These measures, if implemented, could involve additional compression or enhanced or secondary recovery operations requiring substantial capital expenditures that would be proportionately borne by the Royalty Interests.

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


RESERVE REPORT

     The following table summarizes net proved reserves estimated as of December 31, 1999, and certain related information for the Royalty Interests and Underlying Properties from the December 31, 1999 Reserve Report prepared by Miller and Lents, Ltd., independent petroleum engineers. A summary of the December 31, 1999 Reserve Report is filed as an exhibit to this Form 10-K and incorporated herein by reference. See Note 9 of the Notes to Financial Statements incorporated by reference in Item 8 hereof for additional information regarding the net proved reserves of the Trust.

     A net profits interest does not entitle the Trust to a specific quantity of gas but to a portion of the net proceeds derived therefrom. Ordinarily and in the case of the Farmout Properties, proved reserves attributable to a net profits interest are calculated by deducting an amount of gas sufficient, if sold at the prices used in preparing the reserve estimates for such net profits interest, to pay the future estimated costs and expenses deducted in the calculation of the net proceeds of such interest. Because Quatro Finale (as successor to WPC) has agreed to pay certain operating and capital costs with respect to the WI Properties, no amount of gas in respect of such costs has been deducted from the amount of reserves attributable to the WI Properties in determining the amount of reserves attributable to the Royalty Interests. Accordingly, the reserves presented for the Royalty Interests reflect quantities of gas that are free of future costs and expenses (other than production, severance and ad valorem taxes in respect of the WI Properties) if the price and cost assumptions set forth in the December 31, 1999 Reserve Report occur. The December 31, 1999 Reserve Report was prepared in accordance with criteria established by the Commission and, accordingly, is based upon a contractual price for gas for December 1999, of $1.70 per MMBtu before transportation charges. The December 31, 1999 Reserve Report is also based on the percentage share of NPI Net Proceeds payable to the Trust remaining at 81 percent until the first quarter of 2001 and then reduced to 60 percent for the remaining life of the reserves.

                                                                                                ROYALTY   UNDERLYING
                                                                                               INTERESTS  PROPERTIES
                                                                                               ---------  ----------
Net Proved Gas Reserves (Bcf)(a)(b).................................................              64.8       114.0
Estimated Future Net Revenues (in millions)(c)......................................              58.5       113.4
Discounted Estimated Future Net Revenues (in millions)(c)...........................              44.1        83.8

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

     Based upon the production estimates used in the December 31, 1999 Reserve Report for the January 1, 2000 through December 31, 2003 period, and assuming constant future Section 29 tax credits at the estimated 1999 rate of $1.0516 per MMBtu, the estimated total future tax credits available from the production and sale of the net proved reserves from the Royalty Interests would be approximately $35.5 million, having a discounted present value (assuming a 10 percent discount rate) of approximately $31.3 million.

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

     Information concerning historical changes in net proved reserves attributable to the Underlying Properties, and the calculation of the standardized measure of discounted future net revenues related thereto, are contained in Note 9 (Supplemental Oil and Gas Reserve Information (Unaudited)) to the Financial Statements of the Trust included in this Form 10-K. Williams has not filed reserve estimates covering the Underlying Properties with any Federal authority or agency other than the Commission.

HISTORICAL GAS SALES PRICES AND PRODUCTION

     The following table sets forth the actual net production volumes from the WI Properties, weighted average lifting costs and information regarding historical gas sales prices for each of the years ended December 31, 1997, 1998 and 1999:

                                                                                        YEAR ENDED DECEMBER 31,
                                                                              ------------------------------------------
                                                                                  1997           1998           1999
                                                                              ------------   ------------   ------------
Production from the WI Properties (MMcf) ..................................         14,316         19,671         14,247
Weighted average lifting costs (dollars per Mcf) ..........................   $       0.17   $       0.12   $       0.21
Weighted average sales price of gas produced from the WI Properties
   (dollars per Mcf) ......................................................   $       1.33   $       1.15   $       1.06
Average Blanco Hub Spot Price (dollars per MMBtu) .........................   $       2.32   $       1.86   $       2.06

     The published Blanco Hub Spot Price for December 1999 was $2.08 per MMBtu. Information regarding average wellhead sales prices for production from the Farmout Properties is not available to WPC (as manager of Quatro Finale's interests in the Underlying Properties on behalf of Quatro Finale), although WPC has advised the Trustee that it believes production from such properties is currently sold by Amoco under short-term marketing arrangements at spot market prices.


NPI PERCENTAGE CHANGES

Possible Reduction. If there has been production since October 1, 1992 of at least approximately 178.5 Bcf of gas in respect of the Underlying Properties, the percentage of NPI Net Proceeds payable in respect of the NPI will be reduced with respect to any additional production from the Underlying Properties if the internal rate of return of the "Aftertax Cash Flow per Unit" (as defined below) exceeds certain specified levels. For purposes hereof, "Aftertax Cash Flow per Unit" is equal to the sum of the following amounts that a hypothetical purchaser of a Unit in the Public Offering would have received or been allocated if such Unit were held through the date of such determination: (a) total cash distributions per Unit plus (b) total tax credits available per Unit under
Section 29 of the IRC less (c) the net taxes payable per Unit (assuming a Federal income tax rate of 31 percent, which at the time of the formation of the Trust was the highest Federal income tax rate applicable to individuals). Internal rate of return ("IRR") is the annual discount rate (compounded quarterly) that equates the present value of the Aftertax Cash Flow per Unit to the initial price to the public of the Units in the Public Offering (which was $20.00 per Unit). Set forth below is a table that reflects the IRR and the corresponding percentage of NPI Net Proceeds represented by the NPI and the retained interest of Quatro Finale (as acquired from WPC) in the NPI Net
Proceeds:

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

Through December 31, 1999, cumulative production since October 1, 1992 has exceeded 178.5 Bcf. Using the definitions described above, which do not include any terminal value, the internal rate of return is not currently projected by Miller and Lents to be 12 percent or higher until the first quarter of 2001, although no assurance can be made that it will not occur sooner than projected.

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

     Under the terms of the Gas Purchase Contract, WFS Gas Resources purchases the natural gas produced from the WI Properties (except for certain small volumes) at the Wellhead. The Gas Purchase Contract commenced October 1, 1992 and expires on the termination of the Trust. The Gas Purchase Contract provides for a pricing mechanism during an initial five-year period ("Primary Term") which expired on December 31, 1997. Following the expiration of the Primary Term, the Gas Purchase Contract continues for one or more consecutive additional one-year terms (each such term a "Contract Year") unless and until WFS Gas Resources exercises its annual option, exercisable fifteen (15) days prior to the end of each Contract year, to discontinue purchasing gas from Quatro Finale (as successor to WPC) under the terms of the Gas Purchase Contract and instead purchase gas at a monthly price equal to the "Index Price" as described hereafter. For each of the Contract Years January 1, 1998 through December 31, 1998, January 1, 1999 through December 31, 1999 and January 1, 2000 through December 31, 2000 (the "2000 Contract Year"), WFS Gas Resources did not exercise this option and therefore the pricing mechanism of the Primary Term remained in effect throughout 1998 and 1999 and will remain in place through at least December 31, 2000. Under this mechanism, the monthly price to be paid by WFS Gas Resources for natural gas purchased pursuant to the Gas Purchase Contract shall be (a) the $1.70 Minimum Purchase Price, less (b) any costs paid by WFS Gas Resources to gather, treat and process the gas and deliver it to specified delivery points and plus (c) under certain circumstances, additional amounts determined as described below:

          (i) If the Index Price in any month during the 2000 Contract Year is greater than $1.94 per MMBtu, then WFS Gas Resources will pay Quatro Finale (as successor to WPC) an amount for gas purchased equal to $1.94 per MMBtu, less the costs paid by WFS Gas Resources to gather and process such gas and deliver it to specified delivery points, plus 50 percent of the excess of the Index Price over $1.94 per MMBtu (the "Price Differential"), provided WFS Gas Resources has no accrued Price Credits (see below) in the Price Credit Account (defined below). If WFS Gas Resources has accrued Price Credits in the Price Credit Account, then WFS Gas Resources will be entitled to reduce the amount in excess of the Minimum Purchase Price (before deducting gathering and processing costs and costs to deliver the gas to specified delivery points) that otherwise would be payable by any accrued and unrecouped Price Credits in the Price Credit Account, and WFS Gas Resources will not be obligated to pay Quatro Finale any amounts in excess of the Minimum Purchase Price until such time as all accrued Price Credits have been recouped and a zero balance exists in the Price Credit Account.

          (ii) If the Index Price in any month during the 2000 Contract Year is greater than the Minimum Purchase Price but less than or equal to $1.94 per MMBtu, then WFS Gas Resources will pay Quatro Finale an amount for each MMBtu purchased equal to the Index Price less the costs paid by WFS Gas Resources to gather and process such gas and deliver it to specified delivery points, provided WFS Gas Resources has no accrued Price Credits in the Price Credit Account. If WFS Gas Resources has accrued Price Credits in the Price Credit Account, then WFS Gas Resources will be entitled to reduce the amount in excess of the Minimum Purchase Price (before deducting, gathering and processing costs and costs to deliver to specified delivery points) that otherwise would be payable by any accrued and unrecouped Price Credits in the Price Credit Account, and WFS Gas Resources will not be obligated to pay WPC any amounts in excess of the Minimum Purchase Price until such time as all accrued Price Credits have been recouped and a zero balance exists in the Price Credit Account.

          (iii)If the Index Price in any month during the 2000 Contract Year (or in any subsequent Contract Year as long as WFS Gas Resources has not elected to discontinue paying under the Gas Purchase Contract) is less than the Minimum Purchase Price, then WFS Gas Resources will pay for each MMBtu of gas purchased the Minimum Purchase Price less the costs paid by WFS Gas Resources to gather and process such gas and deliver it a specified delivery points, and if such month commences on or after January 1, 1994, WFS Gas Resources will receive a credit (the "Price Credit") from Quatro Finale for each MMBtu of gas purchased by WFS Gas Resources equal to the difference between the Minimum Purchase Price and the Index Price. Quatro Finale is required to establish and maintain an account (the "Price Credit Account") containing the accrued and unrecouped amount of such Price Credits. No Price Credits were accrued in respect of production purchased by WFS Gas Resources prior to January 1, 1994.

     Beginning in 1994, the Index Price has often been below the Minimum Purchase Price, resulting in the periodic accrual of Price Credits in the Price Credit Account. For the year ended December 31, 1999, the Index Price exceeded the Minimum Purchase Price during May through December and the Index Price was below the Minimum Purchase Price during January through April. WPC estimates that, as of December 31, 1999 WFS Gas Resources had accrued Price Credits in the Price Credit Account of approximately $5.5 million which, based on the Trust's 81 percent interest in Quatro Finale's interest in the WI Properties, represents a potential offset of $4.5 million against future royalty income to the Trust.

     This entitlement to recoup the Price Credits means that if and when the Index Price is above the Minimum Purchase Price, future royalty income paid to the Trust would be reduced until such time as such Price Credits have been fully recouped. Corresponding cash distributions to Unitholders would also be reduced. Cash distributions in 1999 were reduced by approximately $4.2 million as a result of the recoupment of Price Credits.

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


SALE AND ABANDONMENT OF UNDERLYING PROPERTIES

     Quatro Finale (and any transferees) has the right to abandon any well or working interest included in the Underlying Properties if, in its opinion, such well or property ceases to produce or is not capable of producing in commercially paying quantities. Since Quatro Finale does not operate any of the wells on the Underlying Properties, Quatro Finale does not normally control the timing of plugging and abandoning wells. The Conveyance provides that Quatro Finale's working interest share of the costs of plugging and abandoning uneconomic wells will be deducted in calculating NPI Net Proceeds.

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


THE INFILL NPI

     The Royalty Interests include the Infill NPI, a net profits interest on any Infill Wells completed on the WI Properties. No Infill Wells have been drilled and none will be drilled unless the well spacing limitations for coal seam gas wells in the Basin are reduced. If such changes occur and Infill Wells are drilled, the Infill NPI will entitle the Trust to receive 20 percent of the Infill Net Proceeds. No reserves have been attributed to any Infill Wells in the December 31, 1999 Reserve Report.


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

     Southern Ute Litigation. As previously reported in the Public Offering Prospectus and each of the Trust's prior Annual Reports on Form 10-K as filed with the Securities and Exchange Commission, WPC was a named defendant in a lawsuit (the "Southern Ute Litigation") brought by the Southern Ute Indian Tribe (the "Tribe") which, among other things, contested ownership rights in certain coal seam gas producing properties, including a portion of the Farmout

Properties in which Quatro Finale owns a net profits interest. A portion of the revenues received by WPC (on behalf of its successor Quatro Finale) with regard to the Farmout Properties is paid to the Trust as a component of the NPI.

     The Southern Ute Litigation involved approximately 1,745 gross acres comprising a portion of the Farmout Properties. Two Tribe leases covering approximately 3,600 gross acres included in the Farmout Properties were not covered by the pending litigation, but could be the subject of future litigation.

     During the summer of 1999, WPC, Amoco Production Company ("Amoco") and the Tribe entered into a settlement in principle of all claims asserted by the Tribe against WPC in the Southern Ute Litigation. Amoco was another named defendant in the litigation and acted as class representative on behalf of the defendant class. WPC's settlement with the Tribe has been finalized, executed by the parties and approved by the United States District Court for the District of Colorado and all necessary governmental authorities. In order to be able to enter into the settlement with the Tribe, WPC entered into a separate agreement with Amoco under which (i) Amoco agreed to convey, at the times designated in the agreement, a portion of its interest in the properties disputed in the litigation to WPC; (ii) the net profits interest in the disputed properties would be extinguished if and when Amoco made the conveyance to WPC; and (iii) WPC agreed to pay a portion of certain capital costs incurred in connection with production from the disputed properties.

     Under WPC's settlement with the Tribe, the Tribe has released, waived and discharged WPC and Quatro Finale from any and all claims that were or could have been asserted by the Tribe in the Southern Ute Litigation. In addition, all of the Tribe's claims in the litigation against WPC have been dismissed with prejudice. Commencing January 1, 1999, WPC has agreed to pay to the Tribe a percentage of the payments actually made by Amoco for the disputed properties which are based on the production of coal seam gas. In addition, commencing March 15, 1999, WPC has agreed to pay the Tribe a percentage of the value represented by the tax credits related to the production of coal seam gas from the disputed properties. To the extent that WPC reacquires the net profits interest in the disputed properties, WPC also reserved the right to convey a portion of that interest in the disputed properties to the Tribe in lieu of making the previously described payments.

     This settlement was reached after the Tenth Circuit Court of Appeals had ruled in favor of the Tribe, holding that coal seam gas was an "integral component of coal", which had therefore vested in the Tribe as owners of the coal resource. Subsequently, the Supreme Court granted certiorari on this ownership issue and ultimately issued a decision in favor of Amoco and the defendant class of gas producers. The Supreme Court ruling effectively means that the owners of the oil and gas estate, rather than the holders of the rights to the coal resource, have ownership of the coal seam gas in dispute in the litigation.

     Williams has advised the Trustee that it does not expect future cash distributions to the Trust to decrease as a result of the above described settlement. The Trust has not been named a defendant in the Southern Ute Litigation. Furthermore, WPC has agreed to indemnify the Trust from and against any loss, charge or liability as may arise in respect of the Underlying Properties or the Royalty Interests, in connection with the defense of the Southern Ute Litigation and all legal costs the Trust might incur if the Trust is named as a defendant in such litigation. Based upon the representations regarding the settlement made to the Trustees by Williams, the Trustee does not believe that the Southern Ute Litigation will have a material adverse effect on the Trust Corpus or distributable income.


ITEM 3. LEGAL PROCEEDINGS.

     See "Item 2--The Royalty Interests--Title to Properties--Southern Ute Litigation" for a description of certain litigation to which WPC, as prior owner of the Underlying Properties, was a party. Subject to the preceding sentence, there are no material pending proceedings to which the Trust is a party or of which any of its property is the subject.

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


                                        Sales Price
                           -------------------------------------           Distributions
1999                         High                          Low               per Unit
---------------            -------                       -------             --------
First Quarter              $11                           $9-5/16             $.410740
Second Quarter             $11                           $10-1/4             $.286977
Third Quarter              $10-1/2                       $8-3/4              $.232301
Fourth Quarter             $9                            $5-7/8              $.277213


1998
---------------
First Quarter              $14-5/16                      $12-1/8            $0.302872
Second Quarter             $13-3/16                      $12-3/16           $0.533202
Third Quarter              $12-1/8                       $9-1/4             $0.473926
Fourth Quarter             $11-13/16                     $8-3/16            $0.322739



     At March 17, 2000, there were 9,700,000 Units outstanding and approximately 1,012 Unitholders of record.


ITEM 6. SELECTED FINANCIAL DATA.


                                                              Year Ended December 31,
                                      ------------------------------------------------------------------------
                                          1999           1998           1997           1996           1995
                                      ------------   ------------   ------------   ------------   ------------
Royalty Income                        $ 12,242,379   $ 16,452,220   $ 19,121,242   $ 22,330,613   $ 26,524,115
Distributable Income                  $ 11,754,647   $ 15,968,274   $ 18,545,401   $ 21,835,994   $ 26,053,210
Distributable Income per Unit         $       1.21   $       1.63   $       1.91   $       2.25   $       2.69
Distributions per Unit                $       1.21   $       1.63   $       1.93   $       2.25   $       2.69
Total Assets at Year End              $ 40,272,316   $ 49,863,338   $ 61,446,413   $ 70,162,736   $ 82,752,593
Total Corpus at Year End              $ 40,198,727   $ 49,769,352   $ 61,271,700   $ 70,021,573   $ 82,695,754


ITEM 7. TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     For 1999, royalty income received by the Trust amounted to $12,242,379 as compared to $16,452,220 and $19,121,242 for 1998 and 1997, respectively. The decrease in royalty income in 1999 was primarily due to lower net production from the Underlying Properties as compared to 1998. Royalty income for 1998 decreased from 1997 due primarily to increased royalties, taxes and capital expenditures. Net production related to the royalty income received by the Trust in 1999 was approximately 13,968,990 MMBtu as compared to 17,097,192 MMBtu and 17,021,000 MMBtu in 1998 and 1997, respectively. Interest income for 1999 was $37,344 as compared to $55,364 and $67,558 for 1998 and 1997, respectively, reflecting lower investment income on lower average invested balances in both 1998 and 1997.

     General and administrative expenses for 1999 were $525,076 compared to $539,310 and $643,399 for 1998 and 1997, respectively. The decrease in these expenses in 1999 was primarily due to lower unitholder information expenses in 1999 than 1998 and 1997.

     Distributable income for 1999 was $11,754,647 or $1.21 per Unit compared to $15,968,274 or $1.65 per Unit for 1998 and $18,545,401 or $1.91 per Unit for
1997. This decrease resulted from lower production and higher royalties and taxes from the Underlying Properties in both 1998 and 1997.

     Reserve values at December 31, 1999 and December 31, 1998 were impacted by decreases in natural gas prices used to value the reserves and the change in the NPI percentage of NPI Net Proceeds from 81 percent to 60 percent expected to occur, based on current estimates, during the first quarter of 2001. See "Item 2 -- The Royalty Interests -- NPI Percentage Changes." The year end prices required to be utilized in such valuations were $1.06 per Mcf, $1.09 per Mcf and $1.142 per Mcf at December 31, 1999, 1998 and 1997 respectively.

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

     Accordingly, the royalty income included in distributable income for the years ended December 31, 1999, 1998 and 1997, was based on production volumes and natural gas prices for the twelve months ended in September 30, 1999, 1998 and 1997, respectively, as shown in the table below. The production volumes included in the table are for production attributable to the Underlying Properties, and not production attributable to the Royalty Interests owned by the Trust, and are net of the amount of production attributable to Quatro Finale's royalty obligations to third parties, which are determined by contractual arrangement with such parties.

                                                                          Twelve Months Ended September 30,
                                                                     ------------------------------------------
                                                                         1999           1998           1997
                                                                     ------------   ------------   ------------
Production, Net (MMBtu)(1)
     WI Properties                                                     12,487,946     15,609,101     14,089,778
     Farmout Properties(2)                                              4,757,721      5,498,544      6,936,604
Average Blanco Hub Spot Price ($/MMBtu)                                     $2.06          $2.08          $2.28
Average Net Wellhead Price WI Properties ($/MMBtu)                          $0.97          $0.94          $0.98

-------------
(1)  Million British Thermal Units.
(2)  Includes previously reported estimated amounts for certain months.

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

YEAR 2000

     Many existing computer programs use only two digits to identify a year in the date field. These programs were designed and developed without considering the impact of the recent change in the century. If not corrected, it was believed that many computer applications could fail or create erroneous results by or at the Year 2000. The Year 2000 issue potentially affected virtually all companies and organizations, and it was believed that material adverse consequences could result if a company or organization did not successfully address its Year 2000 issues.

     The Trustee took various steps to identify, assess and remediate its potential Year 2000 problems that might have affected the Trust. The total cost of the Trustee's Year 2000 efforts was approximately $10,000, all of which was incurred and paid during the last quarter of 1998 and during 1999. Of this amount, the Trustee has paid $9,000 for identification, assessment and remediation of affected systems. The expenditures made in connection with the Year 2000 efforts described above represent substantially all of the Trustee's information technology-related expenditures on behalf of the Trust during 1999. These expenditures have been treated as Trust expenses on the financial statements of the Trust.

     The Trustee identified and contacted those vendors it believed could have an impact on its day-to-day operations if their operations were interrupted as a result of Year 2000 problems. Substantially all essential vendors reported to the Trustee that they had addressed and resolved their internal Year 2000 issues prior to the change in the century.

     Neither the Trustee, nor to the Trustee's knowledge any of the Trustee's important vendors experienced any material Year 2000 system failures. To the Trustee's knowledge, Year 2000 issues have had no material adverse impact on the Trust or on the Trust's ability to make timely Trust distributions to Unitholders.


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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Audited Statements of Assets, Liabilities and Trust Corpus of the Trust as of December 31, 1999 and 1998, and the related Statements of Distributable Income and Changes in Trust Corpus for each of the three years in the period ended December 31, 1999, are included in this Form 10-K.

                         REPORT OF INDEPENDENT AUDITORS


THE TRUSTEE
WILLIAMS COAL SEAM GAS ROYALTY TRUST

     We have audited the accompanying statements of assets, liabilities and trust corpus of Williams Coal Seam Gas Royalty Trust as of December 31, 1999 and 1998, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As described in Note 2 to the financial statements, these financial statements have been prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of Williams Coal Seam Gas Royalty Trust at December 31, 1999 and 1998, and its distributable income and its changes in trust corpus for each of the three years in the period ended December 31, 1999, on the basis of accounting described in Note 2.




                                                   /s/ ERNST & YOUNG LLP





Tulsa, Oklahoma
March 24, 2000

FINANCIAL STATEMENTS
WILLIAMS COAL SEAM GAS ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS


                                                                                      December 31,
                                                                              ---------------------------
                                                                                  1999           1998
                                                                              ------------   ------------
ASSETS
Current assets - cash and cash equivalents ................................   $    104,693   $     80,599
Royalty interests in oil and gas properties (less accumulated amortization of $98,399,040 and $88,783,924 at December 31,
   1999 and 1998, respectively) (Note 2) ..................................     40,167,623     49,782,739
                                                                              ------------   ------------
Total .....................................................................   $ 40,272,316   $ 49,863,338
                                                                              ============   ============
LIABILITIES AND TRUST CORPUS
Current liabilities:
     Payable to The Williams Companies, Inc.(Note 4) ......................   $     59,702   $     57,964
     Other accounts payable ...............................................         13,887         36,022
                                                                              ------------   ------------
Current liabilities .......................................................         73,589         93,986
Trust corpus (9,700,000 units of beneficial interest authorized and
   outstanding) (Note 2) ..................................................     40,198,727     49,769,352
                                                                              ------------   ------------
Total .....................................................................   $ 40,272,316   $ 49,863,338
                                                                              ============   ============


STATEMENTS OF DISTRIBUTABLE INCOME

                                                                              Year Ended December 31,
                                                                    --------------------------------------------
                                                                         1999            1998            1997
                                                                    ------------    ------------    ------------
Royalty income ..................................................   $ 12,242,379    $ 16,452,220    $ 19,121,242
Interest income .................................................         37,344          55,364          67,558
                                                                    ------------    ------------    ------------
 Total ..........................................................     12,279,723      16,507,584      19,188,800
General and administrative expenses (Note 4) ....................       (525,076)       (539,310)       (643,399)
                                                                    ------------    ------------    ------------
Distributable income ............................................   $ 11,754,647    $ 15,968,274    $ 18,545,401
                                                                    ============    ============    ============
Distributable income per Unit (9,700,000 units)(Note 2) .........   $       1.21    $       1.65    $       1.91
                                                                    ============    ============    ============
Distributions per Unit (Note 5) .................................   $       1.21    $       1.63    $       1.93
                                                                    ============    ============    ============


STATEMENTS OF CHANGES IN TRUST CORPUS

                                                           Year Ended December 31,
                                                --------------------------------------------
                                                     1999            1998            1997
                                                ------------    ------------    ------------
Trust corpus,  beginning of year ............   $ 49,769,352    $ 61,271,700    $ 70,021,573
Amortization of royalty interests ...........     (9,615,116)    (11,633,038)     (9,581,669)
Distributable income ........................     11,754,647      15,968,274      18,545,401
Distributions to Unitholders (Note 5) .......    (11,710,156)    (15,837,584)    (18,713,605)
                                                ------------    ------------    ------------
Trust corpus, end of year ...................   $ 40,198,727    $ 49,769,352    $ 60,271,700
                                                ============    ============    ============

-----------------------

See accompanying notes

NOTES TO FINANCIAL STATEMENTS

1. TRUST ORGANIZATION AND PROVISIONS

     Williams Coal Seam Gas Royalty Trust (the "Trust") was formed as a Delaware business trust pursuant to the terms of the Trust Agreement of Williams Coal Seam Gas Royalty Trust (as amended, the "Trust Agreement") entered into effective as of December 1, 1992 by and among Williams Production Company, a Delaware corporation ("WPC"), as trustor, The Williams Companies, Inc., a Delaware corporation ("Williams"), and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), a national banking association (the "Trustee"), and Chemical Bank Delaware, a Delaware banking corporation (the "Delaware Trustee"), as trustees. The trustees are independent financial institutions.

     The Trust was formed to acquire and hold certain net profits interests (the "Royalty Interests") in proved natural gas properties located in the San Juan Basin of New Mexico and Colorado (the "Underlying Properties") owned by WPC. The Trust was initially created effective as of December 1, 1992 with a $100 contribution by WPC. On January 21, 1993, the Royalty Interests were conveyed to the Trust by WPC pursuant to the Net Profits Conveyance (the "Conveyance") dated effective as of October 1, 1992 by and among WPC, Williams, the Trustee and the Delaware Trustee, in consideration for all the 9,700,000 authorized units of beneficial interest in the Trust ("Units"). WPC transferred its Units by dividend to its parent, Williams, which sold an aggregate of 6,131,209 Units to the public through various underwriters in January and February 1993 (the "Public Offering"). During the second quarter of 1995 Williams transferred its remaining Units to Williams Holdings of Delaware, Inc. ("WHD"), a separate holding company for Williams' non-regulated businesses. Effective July 31, 1999, WHD was merged into Williams and by operation of the merger Williams assumed all assets, liabilities and obligations of WHD, including without limitation ownership of WHD's Units. Substantially all of the production attributable to the Underlying Properties is from the Fruitland coal formation and constitutes "coal seam" gas that entitles the owners of such production, provided certain requirements are met, to tax credits for Federal income tax purposes pursuant to
Section 29 of the Internal Revenue Code of 1986, as amended. Effective May 1, 1997, WPC transferred the Underlying Properties to Quatro Finale, LLC, a non-affiliated Delaware limited liability company ("Quatro Finale").

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

     The only assets of the Trust, other than cash and cash equivalents being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Royalty Interests. The Royalty Interests consist primarily of a net profits interest (the"NPI") in the Underlying Properties. The NPI generally entitles the Trust to receive 81 percent of the NPI Net Proceeds, as defined below, attributable to (i) gas produced and sold from Quatro Finale's net revenue interests (working interests less lease burdens) in the properties in which Quatro Finale has a working interest (the "WI Properties") and (ii) the revenue stream received by Quatro Finale attributable to its 35 percent net profits interest in 5,348 gross acres in La Plata County, Colorado (the "Farmout Properties"). The Royalty Interests also include a 20 percent interest in Quatro Finale's Infill Net Proceeds, as defined below, from the sale of production if well spacing rules are effectively modified and additional wells are drilled on producing drilling blocks on the WI Properties (the "Infill Wells") during the term of the Trust. No Infill Wells have been drilled on the WI Properties to date. "NPI Net Proceeds" consists generally of the revenue stream received by Quatro Finale from its 35 percent net profits interest in the Farmout Properties, plus the aggregate proceeds attributable to Quatro Finale's net revenue interest, based on the price paid at or in the vicinity of the wellhead (the "Wellhead"), of gas produced from the WI Properties, less Quatro Finale's share of certain taxes and costs. "Infill Net Proceeds" consists generally of the aggregate proceeds, based on the price at the Wellhead, of gas produced from Quatro Finale's net revenue interest in any Infill Wells less certain taxes and costs. The NPI percentage is subject to certain future downward adjustments based on a rate of return computation once cumulative aggregate production targets are met. Based on current estimates, a downward adjustment to the NPI is expected during the first quarter of year 2001. The complete definitions of NPI Net Proceeds and Infill Net Proceeds are set forth in the Conveyance.


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

     Williams sold an aggregate of 5,980,000 Units of the Trust's authorized 9,700,000 Units in the Public Offering at the offering price of $20 per Unit, retaining 3,720,000 Units. Subsequently, Williams sold an additional 151,209 Units for $23.50 per Unit. Accordingly, the statements of assets, liabilities and trust corpus at December 31, 1999 and 1998 reflect the sale of these Units at the respective sale prices thereof, as well as the remaining 3,568,791 Units at Williams' historical cost. During the second quarter of 1995 Williams transferred its Units to WHD, a separate holding company for Williams' non-regulated businesses. Effective July 31, 1999, WHD was merged into Williams and by operation of the merger Williams assumed all assets, liabilities and obligations of WHD, including without limitation ownership of WHD's Units. If Williams, in the future, should sell all or a portion of its retained Units, at that time, the carrying value on the Trust's statements of assets, liabilities and trust corpus may again be adjusted from William's historical cost to the subsequent sale price with respect to the Units sold.


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


4. RELATED PARTY TRANSACTIONS

     Williams provides accounting, bookkeeping and informational services to the Trust in accordance with an Administrative Services Agreement effective December 1, 1992. The fee is $50,000 per quarter, escalating 3 percent each October 1 commencing October 1, 1993. Amounts payable by the Trust to Williams at December 31, 1999 and 1998 represent the fourth quarter fees. Aggregate fees incurred by the Trust to Williams in 1999, 1998 and 1997 were $242,247, $222,373, and
$236,191, respectively.

     Aggregate fees paid by the Trust to the trustees in 1999, 1998, and 1997 were $45,863, $45,921 and $44,978, respectively.


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


6. CONTINGENCIES

     Under the terms of the gas purchase contract entered into by WPC and WFS Gas Resources Company ("WFS Gas Resources") (as successor to Williams Gas Marketing Company), as amended (the "Gas Purchase Contract"), additional revenues may be paid to the Trust to meet the Minimum Purchase Price provision of 97 percent of $1.75 per MMBtu (see Item 2--The Royalty Interests--Gas Purchase Contract). This additional revenue is subject to recoupment by the purchaser from future revenues received from production commencing after January 1, 1994 when the applicable index price exceeds the Minimum Purchase Price as long as the Minimum Purchase Price commitment is in effect. The primary term of the Gas Purchase Contract expired on December 31, 1997, at which time WFS Gas Resources had the option to discontinue paying the Minimum Purchase Price by giving notice of its election to pay solely on an index price. For each of the contract years January 1, 1998 through December 31, 1998, January 1, 1999 through December 31, 1999 and January 1, 2000 through December 31, 2000, WFS Gas Resources did not exercise this option and the pricing mechanism of the Primary Term remains in effect.

     The applicable index price was above the Minimum Purchase Price throughout 1999 with the exception of the months of January through April. Pursuant to the terms of the Gas Purchase Contract, WPC established a price credit account. WPC estimates that, as of December 31, 1999, WFS Gas Resources had aggregate price credits in the price credit account of approximately $5.5 million of which the Trust's 81 percent interest was approximately $4.5 million. The applicable index price was above the Minimum Purchase Price in January and February 2000.

     The entitlement of WFS Gas Resources to recoup the price credits means that if and when the applicable Blanco Hub Spot Price is above $1.75 per MMBtu, royalty income paid to the Trust is reduced until such time as such price credits have been fully recouped. Cash distributions to the Unitholders in 1999 were reduced by approximately $5.2 million as a result of the recoupment of the price credits.

     The majority of the production attributable to the Trust is within Federal units. Unit participating areas are formed by pooling production from the participating area. Entitlement to the pooled production is based on each party's acreage in the participating area divided by the total participating acreage. Wells drilled outside the participating area may create an enlargement to the participating area and a revision of the Unit ownership entitlement. The Bureau of Land Management ("BLM") must approve Unit participating area expansions. The effective date for Unit expansions is retroactive to the date the well creating the expansion was tested. The revenues presented in the accompanying statements of distributable income are on an entitlement basis and reflect the most recent BLM participating area approvals at December 31, 1999, 1998 and 1997, respectively. There are pending or anticipated applications or approvals for additional participating area enlargements. WPC has advised the Trustee that it does not believe that final approval of these Unit participating area enlargements and the resulting retroactive adjustments, if any, will have a material impact on the revenues as presented in these statements.

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

     The Trustee has also been informed by WPC that the MMS has informed some San Juan Basin natural gas producers that they have incorrectly deducted certain costs in the producers' coal bed methane valuations in determining the amounts due to Federal royalty owners. While WPC believes that its past computations have been appropriately stated, applying the MMS methodology could potentially result in negative adjustments to amounts previously paid to the Trust of approximately $3,050,000.

     As previously reported in the Public Offering Prospectus and each of the Trust's prior Annual Reports on Form 10-K as filed with the Securities and Exchange Commission, WPC was a named defendant in a lawsuit (the "Southern Ute Litigation") brought by the Southern Ute Indian Tribe (the "Tribe") which, among other things, contested ownership rights in certain coal seam gas producing properties, including a portion of the Farmout Properties in which Quatro Finale owns a net profits interest. A portion of the revenues received by WPC (on behalf of its successor Quatro Finale) with regard to the Farmout Properties is paid to the Trust as a component of the NPI.

     The Southern Ute Litigation involved approximately 1,745 gross acres comprising a portion of the Farmout Properties. Two Tribe leases covering approximately 3,600 gross acres included in the Farmout Properties were not covered by the pending litigation, but could be the subject of future litigation.

     During the summer of 1999, WPC, Amoco Production Company ("Amoco") and the Tribe entered into a settlement in principle of all claims asserted by the Tribe against WPC in the Southern Ute Litigation. Amoco was another named defendant in the litigation and acted as class representative on behalf of the defendant class. WPC's settlement with the Tribe has been finalized, executed by the parties and approved by the United States District Court for the District of Colorado and all necessary governmental authorities. In order to be able to enter into the settlement with the Tribe, WPC entered into a separate agreement with Amoco under which (i) Amoco agreed to convey, at the times designated in the agreement, a portion of its interest in the properties disputed in the litigation to WPC; (ii) the net profits interest in the disputed properties would be extinguished if and when Amoco made the conveyance to WPC; and (iii) WPC agreed to pay a portion of certain capital costs incurred in connection with production from the disputed properties.

     Under WPC's settlement with the Tribe, the Tribe has released, waived and discharged WPC and Quatro Finale from any and all claims that were or could have been asserted by the Tribe in the Southern Ute Litigation. In addition, all of the Tribe's claims in the litigation against WPC have been dismissed with prejudice. Commencing January 1, 1999, WPC has agreed to pay to the Tribe a percentage of the payments actually made by Amoco for the disputed properties which are based on the production of coal seam gas. In addition, commencing March 15, 1999, WPC has agreed to pay the Tribe a percentage of the value represented by the tax credits related to the production of coal seam gas from the disputed properties. To the extent that WPC reacquires the net profits interest in the disputed properties, WPC also reserved the right to convey a portion of that interest in the disputed properties to the Tribe in lieu of making the previously described payments.

     This settlement was reached after the Tenth Circuit Court of Appeals had ruled in favor of the Tribe, holding that coal seam gas was an "integral component of coal", which had therefore vested in the Tribe as owners of the coal resource. Subsequently, the Supreme Court granted certiorari on this ownership issue and ultimately issued a decision in favor of Amoco and the defendant class of gas producers. The Supreme Court ruling effectively means that the owners of the oil and gas estate, rather than the holders of the rights to the coal resource, have ownership of the coal seam gas in dispute in the litigation.

     Williams has advised the Trustee that it does not expect future cash distributions to the Trust to decrease as a result of the above described settlement. The Trust has not been named a defendant in the Southern Ute Litigation. Furthermore, WPC has agreed to indemnify the Trust from and against any loss, charge or liability as may arise in respect of the Underlying Properties or the Royalty Interests, in connection with the defense of the Southern Ute Litigation and all legal costs the Trust might incur if the Trust is named as a defendant in such litigation. Based upon the representations regarding the settlement made to the Trustees by Williams, the Trustee does not believe that the Southern Ute Litigation will have a material adverse effect on the Trust Corpus or distributable income.

7. SUBSEQUENT EVENT

         Subsequent to December 31, 1999, the Trust declared the following distribution:

============================================================================================================
Quarterly Record Date                   Payment Date                           Distribution  per Unit
------------------------------------------------------------------------------------------------------------
February 14, 2000                       February 29, 2000                      $.402856
============================================================================================================

     The Trustee has estimated the Section 29 tax credit associated with the February 14, 2000 quarterly distribution to be $.39 per Unit.


8.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth the royalty income, distributable income and distributable income per Unit of the Trust for each quarter in the years ended December 31, 1999 and 1998 (in thousands, except per Unit amounts):

      Calendar Quarter               Royalty Income             Distributable Income          Distribution per Unit
----------------------------- ----------------------------- ----------------------------  -------------------------
1999
First........................            $  4,111                    $ 3,956                        $ 0.41
Second.......................               2,916                      2,777                          0.29
Third........................               2,431                      2,330                          0.24
Fourth.......................               2,784                      2,692                          0.27
                                         --------                    -------                        ------
         TOTAL                           $ 12,242                    $11,755                        $ 1.21
                                         ========                    =======                        ======

1998
First........................            $  3,048                    $ 2,934                        $ 0.30
Second.......................               5,412                      5,166                          0.53
Third........................               4,762                      4,688                          0.48
Fourth.......................               3,230                      3,180                          0.32
                                         --------                    -------                        ------
         TOTAL                           $ 16,452                    $15,968                        $ 1.63
                                         ========                    =======                        ======


     Selected 1999 fourth quarter data are as follows (in thousands except per Unit amounts):

Royalty income............................................... $  2,784
Interest income..............................................        9
General and administrative expenses..........................     (101)
                                                              --------
Distributable income......................................... $  2,692
Distributable income per Unit (9,700,000 units).............. $    .28
Distribution per Unit........................................ $    .27


9. SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

     The net proved reserves attributable to the Royalty Interests have been estimated as of December 31, 1999, 1998 and 1997, by independent petroleum engineers. In accordance with Statement of Financial Accounting Standards No. 69, estimates of future net revenues from proved reserves have been prepared using contractual gas prices and related costs. The standardized measure of future net revenues from the gas reserves is calculated based on discounting such future net revenues at an annual rate of 10 percent. The Blanco Hub Spot Price for December 1999 of $2.08 per MMBtu, after adjustments for certain costs and provisions of the Gas Purchase Contract, including potential recoupment of the price credits, resulted in a weighted average wellhead price of $.89 per Mcf. This computed price does not include any possible future increases which may result upon the full recoupment of the price credits. The standardized measure of discounted future net revenues below has been reduced by operating and development costs which such costs are paid by Williams and are included in computing the royalty income of the Trust. The standardized measure has not been reduced for income taxes as no income taxes are paid by the Trust (Note 3).

     Numerous uncertainties are inherent in estimating volumes and value of proved reserves and in projecting future production rates and timing of development expenditures. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserve estimates.

     The reserve estimates as of January 1, 1997 for Royalty Interests are based on a percentage share of NPI Net Proceeds payable to the Trust of 81 percent. Based on inception to date experience in estimating reserves, production history and more detailed information with regard to the status of the interest in the NPI, the reserve estimates as of December 31, 1999 and December 31, 1998 for Royalty Interests are adjusted to reflect possible reduction of the NPI upon meeting certain production targets and certain rates of return expected to be met in the future.

                                                                                                   Natural Gas(MMcf)
                                                                                                   -----------------
Proved reserves at January 1, 1997........................................................                  149,391
Revisions of previous estimates...........................................................                  (12,259)
Production................................................................................                  (17,264)
Changes due to revision of interest.......................................................                  (17,820)
                                                                                                          ---------
Proved reserves at December 31, 1997......................................................                  102,048
                                                                                                          =========
Production................................................................................                  (20,595)
Revisions of previous estimates...........................................................                  (11,640)
                                                                                                          ---------
Proved reserves at December 31, 1998......................................................                   69,813
                                                                                                          =========
Production................................................................................                  (13,550)
Revisions of previous estimates ..........................................................                    8,527
                                                                                                          ---------
Proved reserves at December 31, 1999......................................................                   64,790
                                                                                                          =========

-------------
*Includes reserve increases resulting from well recompletions and other factors.

     All proved reserve estimates presented above at December 31, 1999, 1998 and 1997 and January 1, 1997 are proved developed.

     Proved reserves are estimated quantities of natural gas which geological and engineering data indicate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves which can be expected to be recovered through existing wells with existing equipment and operating methods.

     The following table sets forth the standardized measure of discounted future net revenues at December 31, 1999, 1998 and 1997 relating to proved developed reserves (in thousands):

                                                                        Year Ended December 31,
                                                               --------------------------------------------
                                                                    1999            1998            1997
                                                               ------------    ------------    ------------
Future cash inflows                                            $     66,554    $     73,955    $    103,497
Future production taxes                                              (8,037)         (8,616)        (12,461)
                                                               ------------    ------------    ------------
Future net cash flows                                                58,517          65,339          91,036
10% discount factor                                                 (14,398)        (16,755)        (25,198)
                                                               ------------    ------------    ------------
Standardized measure of discounted future net revenues         $     44,119    $     48,584    $     65,838
                                                               ============    ============    ============

     The following table sets forth the changes in the aggregate standardized measure of discounted future net revenues from proved reserves during the years ended December 31, 1999, 1998 and 1997 (in thousands):

                                                    1999            1998            1997
                                                ------------    ------------    ------------
Balance at January 1 ........................   $     48,584    $     65,838    $    124,453
Increase (decrease) due to:
   Net sales of coal seam gas ...............        (12,242)        (19,498)        (18,065)
   Net changes in prices and costs ..........         (1,322)          2,654         (27,518)
   Development costs incurred ...............          1,196           1,983               0
   Net change in cost estimates .............         (1,196)         (1,983)              0
   Change in estimated volumes ..............          5,806          (8,100)         (8,448)
   Accretion of discount ....................          4,858           6,584          12,445
   Other ....................................         (1,565)          1,106          (5,934)
   Changes in revision of interest ..........             --              --         (11,095)
                                                ------------    ------------    ------------
                                                      (4,465)        (17,254)        (58,615)
                                                ------------    ------------    ------------
Balance at December 31 ......................   $     44,119    $     48,584    $     65,838
                                                ============    ============    ============


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

     Compensation of the Trustee, Delaware Trustee and Transfer Agent. The Trust Agreement provides for compensation to the Trustee and the Delaware Trustee for administrative services, out of the Trust assets. The Trustee is paid a 1999 base amount of $40,000, plus an hourly charge for services in excess of a combined total of 300 hours annually at the Trustee's then standard rate. The Delaware Trustee is paid a fixed annual amount which was initially set at $5,000. The Trustee and the Delaware Trustee received total compensation for 1999 of $39,828 and $6,035, respectively. The base amount of the Trustee's fee and the amount of the Delaware Trustee's fee for administrative services escalate at the rate of 3 percent per year. The Trustee and the Delaware Trustee are each entitled to reimbursement for out-of-pocket expenses. Upon termination of the Trust, the Trustee will receive, in addition to its out- of-pocket expenses, a termination fee in the amount of $8,000.

     The Transfer Agent receives a transfer agency fee of $5.50 annually per account (minimum of $15,000 annually), subject to change each December, based upon the change in the Producers' Price Index as published by the Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued in excess of 10,000 annually. The total fees paid by the Trust to the Transfer Agent in 1999 were $19,438.

     Fees to Williams. Williams will receive, throughout the term of the Trust, an administrative services fee for accounting, bookkeeping and informational services relating to the Royalty Interests as described below in "Item 13--Administrative Services Agreement."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) Security Ownership of Certain Beneficial Owners. The following table sets forth as of March 17, 2000 information with respect to the only Unitholder who was known to the Trustee to be a beneficial owner of more than 5 percent of the outstanding Units.

                                                            Number of Units     Percent
 NAME AND ADDRESS OF BENEFICIAL OWNER                     Beneficially Owned   of Class
 ------------------------------------                     ------------------   --------
 The Williams Companies, Inc...........................        3,568,791         36.8%
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

     (b) Security Ownership of Management. The Trust has no directors or executive officers. As of March 17, 2000, Bank of America, N.A., the Trustee, held an aggregate of 1,000 Units in various fiduciary capacities, with no investment or voting powers. As of March 17, 2000, Chemical Bank Delaware, the Delaware Trustee, did not beneficially own any Units.

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

     The Administrative Services Agreement obligates the Trust to pay to Williams each quarter an administrative services fee for accounting, bookkeeping and informational services relating to the Royalty Interests. The administrative services fee was $51,500 per calendar quarter commencing October 1, 1993, through and including the quarter ended September 30, 1994, and increases 3 percent each October 1. Accordingly, the total of the administrative services fees paid by the Trust to Williams in 1999 was $242,247.


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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this report:

  1. Financial Statements (included in Item 8 of this report)

                                                                          Page In This
                                                                             Report
                                                                             ------
     Report of Independent Auditors                                            39
     Statements of Assets, Liabilities and Trust Corpus as of
        December 31, 1999 and 1998                                             40
     Statements of Distributable Income for the years ended
        December 31, 1999, 1998 and 1997                                       40
     Statements of Changes in Trust Corpus for the years ended
        December 31, 1999, 1998 and 1997                                       40
     Notes to Financial Statements                                             41

  2. Financial Statement Schedules

     Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.


  3. Exhibits

Exhibit
Number                                     Exhibit
------                                     -------
  3.1     --        Certificate of Trust of Williams Coal Seam Gas Royalty Trust
                    (filed as Exhibit 3.1 to the Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by
                    reference).

  4.1     --        Trust Agreement of Williams Coal Seam Gas Royalty Trust
                    effective as of December 1, 1992, by and among Williams
                    Production Company, The Williams Companies, Inc. and
                    Chemical Bank Delaware and Bank of America, N.A. (as
                    successor to NationsBank of Texas, N.A.), as trustees (filed as Exhibit 4.1 to the Registrant's Form 10-K for the year
                    ended December 31, 1992 and incorporated herein by
                    reference).

  4.2     --        First Amendment to the Trust Agreement of Williams Coal Seam
                    Gas Royalty Trust effective as of December 15, 1992, by and among Williams Production Company, The Williams Companies,
                    Inc., Chemical Bank Delaware and Bank of America, N.A. (as
                    successor to NationsBank of Texas, N.A.) (filed as Exhibit
                    4.2 to the Registrant's Form 10-K for the year ended
                    December 31, 1992 and incorporated herein by reference).

  4.3     --        Second Amendment to the Trust Agreement of Williams Coal
                    Seam Gas Royalty Trust effective as of January 12, 1993, by and among Williams Production Company, The Williams
                    Companies, Inc., Chemical Bank Delaware and Bank of America,
                    N.A. (as successor to NationsBank of Texas, N.A.) (filed as
                    Exhibit 4.3 to the Registrant's Form 10-K for the year ended
                    December 31, 1992 and incorporated herein by reference).

  4.4     --        Net Profits Conveyance effective as of October 1, 1992, by and among Williams Production Company, The Williams
                    Companies, Inc., and Bank of America, N.A. (as successor to
                    NationsBank of Texas, N.A.), and Chemical Bank Delaware
                    (filed as Exhibit 4.4 to the Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by
                    reference).

10.1      --        Administrative Services Agreement effective December 1,
                    1992, by and between The Williams Companies, Inc. and
                    Williams Coal Seam Gas Royalty Trust (filed as Exhibit 10.1 to the Registrant's Form 10-K for the year ended December
                    31, 1992 and incorporated herein by reference).

Exhibit
Number                                     Exhibit
------                                     -------

10.2      --        Gas Purchase Agreement dated October 1, 1992, by and between
                    Williams Gas Marketing Company and Williams Production
                    Company (filed as Exhibit 10.2 to the Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.3      --        First Amendment to the Gas Purchase Agreement effective
                    January 12, 1993, by and between Williams Gas Marketing
                    Company and Williams Production Company (filed as Exhibit
                    10.3 to the Registrant's Form 10-K for the year ended
                    December 31, 1992 and incorporated herein by reference).

10.4      --        Gas Gathering and Treating Agreement effective October 1,
                    1992, by and between Williams Field Services Company and
                    Williams Gas Marketing Company (filed as Exhibit 10.4 to the
                    Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.5      --        First Amendment to the Gas Gathering and Treating Agreement
                    effective as of January 12, 1993, by and between Williams
                    Field Services Company and Williams Gas Marketing Company
                    (filed as Exhibit 10.5 to the Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by
                    reference).

10.6      --        Amendment #2 to the Gas Gathering and Treating Agreement
                    dated as of October 1, 1993, by and between Williams Field
                    Services Company and Williams Gas Marketing Company (filed as Exhibit 10.6 to the Registrant's Form 10-K for the year ended December 31, 1993 and incorporated herein by
                    reference).

10.7      --        Amendment #3 to the Gas Gathering and Treating Agreement
                    dated as of October 1, 1993, by and between Williams Field
                    Services Company and Williams Gas Marketing Company (filed as Exhibit 10.7 to the Registrant's Form 10-K for the year ended December 31, 1993 and incorporated herein by
                    reference).

10.8      --        Confirmation Agreement effective as of May 1, 1995 by and
                    among Williams Production Company, The Williams Companies,
                    Inc. and Williams Coal Seam Gas Royalty Trust (filed as
                    Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

10.9      --        Agreement dated May 7, 1997, effective as of May 1, 1997, by and among Williams Production Company, The Williams
                    Companies, Inc., Williams Coal Seam Gas Royalty Trust and
                    Quatro Finale LLC (filed as Exhibit 10.1 to the Registrant's
                    Form 8-K dated June 20, 1997 and incorporated herein by
                    reference).

23.1      --        Consent of Miller and Lents, Ltd.

27.1      --        Financial Data Schedule.

99.1      --        The information under the section captioned "Tax
                    Considerations" on pages 20-21, and the information under
                    the sections captioned "Federal Income Tax Consequences" and
                    "ERISA Considerations" on pages 45-52 of the Prospectus
                    dated January 13, 1993, which constitutes a part of the
                    Registration Statement on Form S-3 of The Williams
                    Companies, Inc. (Registration No. 33-53662) (filed as
                    Exhibit 28.1 to the Registrant's Form 10-K for the year
                    ended December 31, 1992 and incorporated herein by
                    reference).

Exhibit
Number                                     Exhibit
------                                     -------
99.2      --        Reserve Report, dated November 21, 1992, on the estimated
                    reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty
                    Interests and the Underlying Properties as of October 1,
                    1992, prepared by Miller and Lents, Ltd., independent
                    petroleum engineers, included as Exhibit A of the Prospectus dated January 13, 1993, which constitutes a part of the
                    Registration Statement on Form S-3 of The Williams
                    Companies, Inc. (Registration No. 33-53662) (filed as
                    Exhibit 28.1 to the Registrant's Form 10-K for the year
                    ended December 31, 1992 and incorporated herein by
                    reference).

99.3      --        Reserve Report, dated March 10, 2000, on the estimated
                    reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty
                    Interests and the Underlying Properties as of December 31,
                    1999, prepared by Miller and Lents, Ltd., independent
                    petroleum engineers.


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


                                       WILLIAMS COAL SEAM GAS ROYALTY TRUST

                                       By:   BANK OF AMERICA, N.A., TRUSTEE


                                       By:        /S/   RON E. HOOPER
                                           -----------------------------------
                                                        RON E. HOOPER
                                              Vice President and Administrator

Date: March 30, 2000

            (The Registrant has no directors or executive officers.)

                               INDEX TO EXHIBITS


Exhibit
Number                                     Description
------                                     ------------
  3.1     --        Certificate of Trust of Williams Coal Seam Gas Royalty Trust
                    (filed as Exhibit 3.1 to the Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by
                    reference).

  4.1     --        Trust Agreement of Williams Coal Seam Gas Royalty Trust
                    effective as of December 1, 1992, by and among Williams
                    Production Company, The Williams Companies, Inc. and
                    Chemical Bank Delaware and Bank of America, N.A. (as
                    successor to NationsBank of Texas, N.A.), as trustees (filed as Exhibit 4.1 to the Registrant's Form 10-K for the year
                    ended December 31, 1992 and incorporated herein by
                    reference).

  4.2     --        First Amendment to the Trust Agreement of Williams Coal Seam
                    Gas Royalty Trust effective as of December 15, 1992, by and among Williams Production Company, The Williams Companies,
                    Inc., Chemical Bank Delaware and Bank of America, N.A. (as
                    successor to NationsBank of Texas, N.A.) (filed as Exhibit
                    4.2 to the Registrant's Form 10-K for the year ended
                    December 31, 1992 and incorporated herein by reference).

  4.3     --        Second Amendment to the Trust Agreement of Williams Coal
                    Seam Gas Royalty Trust effective as of January 12, 1993, by and among Williams Production Company, The Williams
                    Companies, Inc., Chemical Bank Delaware and Bank of America,
                    N.A. (as successor to NationsBank of Texas, N.A.) (filed as
                    Exhibit 4.3 to the Registrant's Form 10-K for the year ended
                    December 31, 1992 and incorporated herein by reference).

  4.4     --        Net Profits Conveyance effective as of October 1, 1992, by and among Williams Production Company, The Williams
                    Companies, Inc., and Bank of America, N.A. (as successor to
                    NationsBank of Texas, N.A.), and Chemical Bank Delaware
                    (filed as Exhibit 4.4 to the Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by
                    reference).

10.1      --        Administrative Services Agreement effective December 1,
                    1992, by and between The Williams Companies, Inc. and
                    Williams Coal Seam Gas Royalty Trust (filed as Exhibit 10.1 to the Registrant's Form 10-K for the year ended December
                    31, 1992 and incorporated herein by reference).

10.2      --        Gas Purchase Agreement dated October 1, 1992, by and between
                    Williams Gas Marketing Company and Williams Production
                    Company (filed as Exhibit 10.2 to the Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.3      --        First Amendment to the Gas Purchase Agreement effective
                    January 12, 1993, by and between Williams Gas Marketing
                    Company and Williams Production Company (filed as Exhibit
                    10.3 to the Registrant's Form 10-K for the year ended
                    December 31, 1992 and incorporated herein by reference).

10.4      --        Gas Gathering and Treating Agreement effective October 1,
                    1992, by and between Williams Field Services Company and
                    Williams Gas Marketing Company (filed as Exhibit 10.4 to the
                    Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.5      --        First Amendment to the Gas Gathering and Treating Agreement
                    effective as of January 12, 1993, by and between Williams
                    Field Services Company and Williams Gas Marketing Company
                    (filed as Exhibit 10.5 to the Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by
                    reference).

10.6      --        Amendment #2 to the Gas Gathering and Treating Agreement
                    dated as of October 1, 1993, by and between Williams Field
                    Services Company and Williams Gas Marketing Company (filed as Exhibit 10.6 to the Registrant's Form 10-K for the year ended December 31, 1993 and incorporated herein by
                    reference).

10.7      --        Amendment #3 to the Gas Gathering and Treating Agreement
                    dated as of October 1, 1993, by and between Williams Field
                    Services Company and Williams Gas Marketing Company (filed as Exhibit 10.7 to the Registrant's Form 10-K for the year ended December 31, 1993 and incorporated herein by
                    reference).

10.8      --        Confirmation Agreement effective as of May 1, 1995 by and
                    among Williams Production Company, The Williams Companies,
                    Inc. and Williams Coal Seam Gas Royalty Trust (filed as
                    Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

10.9      --        Agreement dated May 7, 1997, effective as of May 1, 1997, by and among Williams Production Company, The Williams
                    Companies, Inc., Williams Coal Seam Gas Royalty Trust and
                    Quatro Finale LLC (filed as Exhibit 10.1 to the Registrant's
                    Form 8-K dated June 20, 1997 and incorporated herein by
                    reference).

23.1      --        Consent of Miller and Lents, Ltd.

27.1      --        Financial Data Schedule.

99.1      --        The information under the section captioned "Tax
                    Considerations" on pages 20-21, and the information under
                    the sections captioned "Federal Income Tax Consequences" and
                    "ERISA Considerations" on pages 45-52 of the Prospectus
                    dated January 13, 1993, which constitutes a part of the
                    Registration Statement on Form S-3 of The Williams
                    Companies, Inc. (Registration No. 33-53662) (filed as
                    Exhibit 28.1 to the Registrant's Form 10-K for the year
                    ended December 31, 1992 and incorporated herein by
                    reference).

99.2      --        Reserve Report, dated November 21, 1992, on the estimated
                    reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty
                    Interests and the Underlying Properties as of October 1,
                    1992, prepared by Miller and Lents, Ltd., independent
                    petroleum engineers, included as Exhibit A of the Prospectus dated January 13, 1993, which constitutes a part of the
                    Registration Statement on Form S-3 of The Williams
                    Companies, Inc. (Registration No. 33-53662) (filed as
                    Exhibit 28.1 to the Registrant's Form 10-K for the year
                    ended December 31, 1992 and incorporated herein by
                    reference).

99.3      --        Reserve Report, dated March 10, 2000, on the estimated
                    reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty
                    Interests and the Underlying Properties as of December 31,
                    1999, prepared by Miller and Lents, Ltd., independent
                    petroleum engineers.