Form 10-Q
period 2000-03-31
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 2000-05-15
CIK 895007

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2000
                                                 --------------

                                       or

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the transition period from ________ to ________

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

     Number of units of beneficial interest outstanding at May 12, 2000:
9,700,000.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

     The financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the "Trustee") of Williams Coal Seam Gas Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Trust's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Annual Report"). The December 31, 1999 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2000, and the distributable income and the changes in trust corpus for the three-month periods ended March 31, 2000 and 1999, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

     The financial statements as of March 31, 2000 and for the three-month periods ended March 31, 2000 and 1999 included herein have been reviewed by Ernst & Young LLP, independent public accountants, as stated in their report appearing herein.

                     Independent Accountants' Review Report

Bank of America, N.A.
  Trustee of Williams Coal Seam Gas Royalty Trust

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of March 31, 2000, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Trustee.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of December 31, 1999, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein) and in our report dated March 24, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 1999, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.


                                                               Ernst & Young LLP



Tulsa, Oklahoma
May 12, 2000

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(UNAUDITED)


                                      March 31,   December 31,
ASSETS                                  2000          1999
                                    -----------   -----------
Current Assets -
        cash and cash equivalents   $     6,813   $   104,693
Royalty interests in oil
        and gas properties
        (less accumulated
        amortization of
        $100,920,881 at
        March 31, 2000
        and $98,399,040 at
        December 31, 1999)           37,645,782    40,167,623
                                    -----------   -----------

TOTAL ASSETS                        $37,652,595   $40,272,316
                                    ===========   ===========


LIABILITIES AND TRUST CORPUS

Current Liabilities -
        trust expenses payable      $   145,132   $    73,589


Trust corpus -
        9,700,000 units of
        beneficial interest
        authorized and
        outstanding                  37,507,463    40,198,727
                                    -----------   -----------

TOTAL LIABILITIES
        AND TRUST CORPUS            $37,652,595   $40,272,316
                                    ===========   ===========


The accompanying notes are an integral part of these financial statements. See accountants' review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)


                              THREE MONTHS       THREE MONTHS
                                  ENDED              ENDED
                             March 31, 2000     March 31, 1999
                             ---------------    ---------------
Royalty income               $     3,927,382    $     4,110,785
Interest income                       15,327             13,401
                             ---------------    ---------------
                                   3,942,709          4,124,186

General and administrative
        expenses                    (204,428)          (167,835)
                             ---------------    ---------------
Distributable income         $     3,738,281    $     3,956,351
                             ===============    ===============

Distributable income
        per unit
        (9,700,000 units)    $           .39    $           .41
                             ===============    ===============


The accompanying notes are an integral part of these financial statements. See accountants' review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)


                                THREE MONTHS      THREE MONTHS
                                    ENDED            ENDED
                               March 31, 2000    March 31, 1999
                               --------------    --------------
Trust corpus,
        beginning of period    $   40,198,727    $   49,769,352
Amortization of royalty
        interests                  (2,521,841)       (3,225,498)
Distributable income                3,738,281         3,956,351
Distributions to unitholders       (3,907,704)       (3,984,187)
                               --------------    --------------


Trust corpus, end
        of period              $   37,507,463    $   46,516,019
                               ==============    ==============

Distributions per unit
        (9,700,000 units)      $          .40    $          .41
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

     The Trust was formed to acquire and hold certain net profits interests (the "Royalty Interests") in proved natural gas properties located in the San Juan Basin of New Mexico and Colorado (the "Underlying Properties") owned at the time of the Trust's formation by WPC. The Trust was initially created effective as of December 1, 1992 with a $100 contribution by WPC. On January 21, 1993, the Royalty Interests were conveyed to the Trust by WPC pursuant to the Net Profits Conveyance (the "Conveyance") dated effective as of October 1, 1992 by and among WPC, Williams, the Trustee and the Delaware Trustee, in consideration for all the 9,700,000 authorized units of beneficial interest in the Trust ("Units"). WPC transferred its Units by dividend to its parent, Williams, which sold an aggregate of 6,131,209 Units to the public through various underwriters in January and February 1993 (the "Public Offering"). During the second quarter of 1995 Williams transferred its remaining Units to Williams Holdings of Delaware, Inc. ("WHD"), a separate holding company for Williams' non-regulated businesses. Effective July 31, 1999, WHD was merged into Williams and, by operation of the merger Williams assumed all assets, liabilities and obligations of WHD, including without limitation ownership of WHD's Units. Substantially all of the production attributable to the Underlying Properties is from the Fruitland coal formation and constitutes "coal seam" gas that entitles the owners of such production, provided certain requirements are met, to tax credits for Federal income tax purposes pursuant to Section 29 of the Internal Revenue Code of 1986, as amended. Effective May 1, 1997, WPC transferred the Underlying Properties, subject to and burdened by the Royalty Interests, to Quatro Finale LLC, a non-affiliated Delaware limited liability company ("Quatro Finale").

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

     Williams sold an aggregate of 5,980,000 Units of the Trust's authorized 9,700,000 Units in the Public Offering at the offering price of $20 per Unit, retaining 3,720,000 Units. Subsequently, Williams sold an additional 151,209 Units for $23.50 per Unit. Accordingly, the condensed statements of assets, liabilities and trust corpus reflect the sale of these Units at the respective sale prices thereof, as well as the remaining 3,568,791 Units at Williams' historical cost. During the second quarter of 1995 Williams transferred its Units to WHD, a separate holding company for Williams' non regulated businesses. Effective July 31, 1999, WHD was merged into Williams and, by operation of the merger Williams assumed all assets, liabilities and obligations of WHD, including without limitation ownership of WHD's Units. If Williams, in the future, should sell all or a portion of its retained Units, at that time, the carrying value on the Trust's statements of assets, liabilities and trust corpus may again be adjusted from Williams's historical cost to the subsequent sale price with respect to the Units sold.

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

5.   SUBSEQUENT EVENTS

     Subsequent to March 31, 2000, the Trust declared the following distribution:

        Quarterly
         Record               Payment          Distribution
          Date                 Date              per Unit
        ---------             -------          ------------
      May 15, 2000         May 30, 2000          $.305708

     The distribution per unit decreased from $.402856 in the first quarter of 2000 to $.305708 in the second quarter of 2000. The decrease in distributions was mainly the result of decreased production.

6.   CONTINGENCIES

     Under the terms of the gas purchase contract entered into by WPC and WPX Gas Resources Company ("WPX Gas Resources") (formerly known as WFS Gas Resources, as successor to Williams Gas Marketing Company), as amended (the "Gas Purchase Contract"), additional revenues may be paid to the Trust to meet the Minimum Purchase Price provision of 97 percent of $1.75 per MMBtu. This additional revenue is subject to recoupment by the purchaser from future revenues received from production commencing after January 1, 1994 when the applicable index price exceeds the Minimum Purchase Price as long as the Minimum Purchase Price commitment is in effect. Pursuant to the terms of the Gas Purchase Contract, a price credit account was established for the purpose of accounting for such recoupments. The primary term of the Gas Purchase Contract expired on December 31, 1997, after which time WPX Gas Resources has had the annual option, exercisable 15 days prior to the end of each contract year, to discontinue paying the Minimum Purchase Price by giving notice of its election to pay solely on an index price. For each of the contract years 1998, 1999 and 2000, WPX Gas Resources did not exercise this option and the pricing mechanism of the primary term has and will continue to remain in effect through at least December 31, 2000.

     During the first quarter of 2000, the applicable index price was above the Minimum Purchase Price resulting in recoupments against the outstanding balance of the price credit account established under the Gas Purchase Contract. WPC estimates that, as of March 31, 2000, WPX Gas Resources had aggregate price credits in the price credit account of approximately $3.2 million of which the Trust's 81 percent interest in Quatro Finale's interest in the WI Properties, represents a potential offset of $2.6 million against future royalty income otherwise payable to the Trust. The applicable index price was above the Minimum Purchase Price in April 2000.

     The entitlement of WPX Gas Resources to recoup the price credits means that if and when the applicable Blanco Hub Spot Price rises above $1.75 per MMBtu, future royalty income otherwise payable to the Trust would be reduced until such time as such price credits have been fully recouped. Corresponding cash distributions to Unitholders would also be reduced.

     The majority of the production attributable to the Trust is within Federal units. Unit participating areas are formed by pooling production from the participating area. Entitlement to the pooled production is based on each party's acreage in the participating area divided by the total participating acreage. Wells drilled outside the participating area may create an enlargement to the participating area and a revision of the Unit ownership entitlement. The Bureau of Land Management ("BLM") must approve Unit participating area expansions. The effective date for Unit expansions is retroactive to the date the well creating the expansion was tested. The revenues presented in the accompanying statements of distributable income are on an entitlement basis and reflect the most recent BLM participating area approvals at March 31, 2000 and 1999, respectively. There are pending or anticipated applications or approvals for additional participating area enlargements. WPC has advised the Trustee that it does not believe that final approval of these Unit participating area enlargements and the resulting retroactive adjustments, if any, will have a material impact on the revenues as presented in these statements.

     The Trustee has been advised by WPC that the Minerals Management Service ("MMS"), a subagency of the U.S. Department of the Interior, has from time to time considered the inclusion of the value of the Section 29 tax credits attributable to coal seam gas production in the calculation of gross proceeds for purposes of calculating the royalty that is payable to the MMS. On August 30, 1993, the U.S. Office of the Inspector General (the "OIG") issued an audit report stating that Section 29 tax credits should be included in the calculation of gross proceeds and recommending that the MMS pursue collection of additional royalties with respect to past and future production. On December 8, 1993, however, the Office of the Solicitor of the U.S. Department of the Interior gave its opinion to the MSS that the report of the OIG was incorrect and that Section 29 tax credits are not part of gross proceeds for the purpose of Federal royalty calculations. WPC believes that any such inclusion of the value of Section 29 tax credits for the purposes of calculating royalty payments required to be made on Federal and Indian lands would be inappropriate since all mineral interest owners, including royalty owners, are entitled to
Section 29 tax credits for their proportionate share of qualifying coal seam gas production. WPC has advised the Trustee that it would vigorously oppose any attempt by the MMS to require the inclusion of the value of Section 29 tax credits in the calculation of gross proceeds. However, if such regulations were adopted and upheld, royalty payments would be increased which would decrease NPI Net Proceeds and, therefore, the amounts payable to the Trust. The reduction in amounts payable to the Trust would cause a corresponding reduction in associated Section 29 tax credits available to Unitholders.

     The Trustee has also been informed by WPC that the MMS has informed some San Juan Basin natural gas producers that they have incorrectly deducted certain costs in the producers' coal bed methane valuations in determining the amounts due to Federal royalty owners. While WPC believes that its past computations have been appropriately stated, applying the MMS methodology could potentially result in material negative adjustments to amounts previously paid to the Trust.

7.   EXPECTED NPI PERCENTAGE CHANGE

     The NPI generally entitles the Trust to receive 81 percent of the NPI Net Proceeds. However, at the point that cumulative production from the Underlying Properties exceeds 178.5 Bcf of gas and the internal rate of return of the "after tax cash flow per Trust Unit" (as defined in the Conveyance) is equal to or greater than 12 percent but not more than 14 percent, the percentage of NPI Net Proceeds payable in respect of the NPI would be reduced to 60 percent. If such level of production is exceeded and such internal rate of return of the after tax cash flow per Trust Unit exceeds 14 percent, the percentage of NPI Net Proceeds payable in respect of the NPI would be reduced to 40 percent. WPC has advised the Trustee that the cumulative production from the Underlying Properties to date has exceeded 178.5 Bcf. Based upon projections by Miller and Lents, Ltd., the Trust's independent petroleum engineers, the internal rate of return is not currently expected to be 12 percent or higher until the first quarter of 2001, although no assurance can be made that it will not occur sooner than projected.

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

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

     For the quarter ended March 31, 2000, royalty income received by the Trust amounted to $3,927,382 as compared to $4,110,785 received for the same quarter in 1999. The decrease in royalty income is primarily due to decreased production. Production related to the royalty income received by the Trust in the first quarter of 2000 was 3,577,711 MMBtu as compared to 4,031,239 MMBtu for the same quarter in 1999. Interest income for the quarter ended March 31, 2000 was $15,327 compared to $13,401 for the same quarter in 1999. General and administrative expenses during the first quarter of 2000 amounted to $204,428 compared to $167,835 for the same quarter in 1999.

     Distributable income for the quarter ended March 31, 2000 was $3,738,281 or $.39 per Unit compared to $3,956,351 or $.41 per Unit for the first quarter of 1999. This decrease was the result of decreased production. A distribution of $.402856 per Unit was made on February 29, 2000 to Unitholders of record on February 14, 2000.

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

     Royalty income received by the Trust in a given calendar quarter will generally reflect the sum of (i) proceeds from the sale of gas produced from the WI Properties during the preceding calendar quarter, plus (ii) cash received by Quatro Finale with respect to the Farmout Properties either (a) during the preceding calendar quarter or (b) if received in sufficient time to be paid to the Trust, in the month immediately following such calendar quarter. Accordingly, the royalty income included in distributable income for the quarter ended March 31, 2000 was based on production volumes and natural gas prices for the period October 1999 through December 1999, as shown in the table below. Due to delays associated with the receipt of income related to the Farmout Properties, the Trust's royalty income for the first quarter of 2000 reflects estimated production volumes from the Farmout Properties for the months of September 1999 through November 1999, as shown in the table below. The production volumes included in the table below are for production attributable to the Underlying Properties, and not for production attributable to the Trust's Royalty Interests and are net of the amount of production attributable to Quatro Finale's royalty obligations to third parties, which is determined by contractual arrangement with such parties.

                                      Three Months        Three Months
                                         Ended               Ended
                                   December 31, 1999   December 31, 1998
                                   -----------------   -----------------
Production (MMBtu)(1)
     WI Properties                    3,640,386(2)       3,854,235(4)
     Farmout Properties                 776,542(3)       1,122,603(5)

Blanco Hub Spot Price
     ($/MMBtu)(6)                    $     2.43         $     1.84
Net Wellhead Price
     WI Properties ($/MMBtu)(6)      $      .98         $      .94

-----------------------
(1)  Million British Thermal Units.
(2)  Includes prior period adjustments of 67,046 MMBtu.
(3)  Reflects estimated volumes for September 1999 through November 1999.
(4)  Includes prior period adjustments of 295,001 MMBtu.
(5)  Reflects actual volumes for September 1998 through November 1998.
(6)  Simple average of the months included in the period presented.

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

     The initial five-year term ("Primary Term") of the Gas Purchase Contract expired on December 31, 1997. Following the expiration of the Primary Term, the Gas Purchase Contract will continue in effect for one or more consecutive additional one-year terms (each such term a "Contract Year") unless and until WPX Gas Resources exercises its annual option, exercisable fifteen days prior to the end of each Contract Year, to discontinue purchasing gas from WPC under the terms of the Gas Purchase Contract and instead purchase gas at a monthly price equal to the index price of 97 percent of the Blanco Hub Spot Price. For each of the contract years 1998, 1999 and 2000, WPX Gas Resources did not exercise this option and the pricing mechanism of the Primary Term therefore has and will continue to remain in effect through at least December 31, 2000.

     The Blanco Hub Spot Price was above $1.75 per MMBtu during January, February and March 2000. However, pursuant to the terms of the Gas Purchase Contract, WPX Gas Resources continued to purchase gas produced from the WI Properties at the $1.70 minimum purchase price, less certain gathering, processing and delivery costs paid by WPX Gas Resources, established by the Gas Purchase Contract; and WPX Gas Resources recouped previously accrued price credits for each MMBtu of natural gas so purchased equal to the difference between the $1.70 minimum purchase price and the applicable index price (which price is equal to 97 percent of the applicable Blanco Hub Spot Price). WPC estimates that, as of March 31, 2000, WPX Gas Resources had aggregate price credits in the price credit account of approximately $3.2 million of which the Trust's 81 percent interest in Quatro Finale's interest in the WI Properties, represents a potential offset of $2.6 million against future royalty income otherwise payable to the Trust. The applicable index price was above $1.75 per MMBtu in April 2000.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The only assets of and sources of income to the Trust are the Royalty Interests, which generally entitle the Trust to receive a share of the net profits from natural gas production from the Underlying Properties. Consequently, the Trust's financial results can be significantly affected by fluctuations in natural gas prices and the Trust has commodity price risk exposure associated with the natural gas markets in the United States. The Royalty Interests do not entitle the Trust to control or influence the operation of the Underlying Properties or the sale of gas produced therefrom. Natural gas produced from the WI Properties, which comprises the majority of production attributable to the Royalty Interests, is currently sold by Quatro Finale pursuant to the terms of the Gas Purchase Contract. Although the Trust is not a party to the Gas Purchase Contract, the Gas Purchase Contract may significantly impact revenues to the Trust. Although the Gas Purchase Contract mitigates the risk to the Trust of low gas prices, it also limits the ability of the Trust to benefit from the effects of higher gas prices, particularly to the extent a balance exists in the price credit account. See "Item 2 -- The Royalty Interests -- Gas Purchase Contract" in the 1999 Annual Report for detailed information about the Gas Purchase Contract and its impact on the Trust and Unitholders.

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


Date: May 12, 2000