Form 10-Q
period 2000-06-30
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 2000-08-14
CIK 895007

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2000
                                                 -------------

                                       or

             [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
            For the transition period from __________ to __________

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

         Number of units of beneficial interest outstanding at August 1, 2000:
9,700,000.

                         PART I - FINANCIAL INFORMATION

                         ITEM 1 -- FINANCIAL STATEMENTS

         The financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the "Trustee") of Williams Coal Seam Gas Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Trust's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Annual Report"). The December 31, 1999 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2000, the distributable income for the three-month and six-month periods ended June 30, 2000 and 1999, and the changes in trust corpus for the six-month periods ended June 30, 2000 and 1999, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

         The financial statements as of June 30, 2000 and for the three-month and six-month periods ended June 30, 2000 and 1999 included herein have been reviewed by Ernst & Young LLP, independent public accountants, as stated in their report appearing herein.

                     Independent Accountants' Review Report

Bank of America, N.A.
  Trustee of Williams Coal Seam Gas Royalty Trust

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of June 30, 2000, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 2000 and 1999 and the condensed statements of changes in trust corpus for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Trustee.

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


                                                              Ernst & Young LLP



Tulsa, Oklahoma
August 11, 2000

-------------------------------------------------------------------------------
WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(UNAUDITED)
-------------------------------------------------------------------------------



                                                           June 30,      December 31,
ASSETS                                                       2000            1999
                                                          -----------    ------------
Current Assets -
         cash and cash equivalents                        $    17,454     $   104,693

Royalty interests in oil and gas properties (less
         accumulated amortization of $102,990,751 at
         June 30, 2000 and $98,399,040 at December
         31, 1999)                                         35,575,912      40,167,623
                                                          -----------     -----------
TOTAL ASSETS                                              $35,593,366     $40,272,316
                                                          ===========     ===========

LIABILITIES AND TRUST CORPUS

Current Liabilities - trust expenses payable              $    82,826     $    73,589

Trust corpus - 9,700,000 units of beneficial interest
         authorized and outstanding                       $35,510,540      40,198,727
                                                          -----------     -----------
TOTAL LIABILITIES AND TRUST CORPUS                        $35,593,366     $40,272,316
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

-------------------------------------------------------------------------------
WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
-------------------------------------------------------------------------------



                                                     THREE MONTHS      THREE MONTHS
                                                        ENDED             ENDED
                                                    June 30, 2000      June 30, 1999
                                                    -------------      -------------
Royalty income                                      $   3,182,530      $   2,915,880
Interest income                                            12,844              7,803
                                                    -------------      -------------
                                                        3,195,374          2,923,683
General and administrative expenses                 $    (157,060)     $    (146,841)
                                                    -------------      -------------
Distributable income                                $   3,038,314      $   2,776,842
                                                    =============      =============

Distributable income per unit (9,700,000 units)     $         .31      $         .29
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

-------------------------------------------------------------------------------
WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
-------------------------------------------------------------------------------



                                                      SIX MONTHS        SIX MONTHS
                                                        ENDED              ENDED
                                                    June 30, 2000      June 30, 1999
                                                    -------------      -------------
Royalty Income                                      $   7,109,912      $   7,026,665
Interest income                                     $      28,171             21,204
                                                    -------------      -------------
                                                        7,138,083          7,047,869
General and administrative expenses                      (361,488)          (314,676)
                                                    -------------      -------------
Distributable income                                $   6,776,595      $   6,733,193
                                                    =============      =============

Distributable income per unit (9,700,000 units)     $         .70      $         .69
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

-------------------------------------------------------------------------------
WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
-------------------------------------------------------------------------------



                                              SIX MONTHS         SIX MONTHS
                                                 ENDED             ENDED
                                             June 30, 2000      June 30, 1999
                                             -------------      -------------
Trust corpus, beginning of period            $  40,198,727      $  49,769,352
Amortization of royalty interests               (4,591,711)        (6,755,985)
Distributable income                             6,776,595          6,733,193
Distributions to Unitholders                    (6,873,071)        (6,767,869)
                                             -------------      -------------

Trust corpus, end of period                  $  35,510,540      $  42,978,691
                                             =============      =============

Distributions per unit (9,700,000 units)     $         .71      $         .70
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

-------------------------------------------------------------------------------
WILLIAMS COAL SEAM GAS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

1.       TRUST ORGANIZATION AND PROVISIONS

         Williams Coal Seam Gas Royalty Trust (the "Trust") was formed as a Delaware business trust pursuant to the terms of the Trust Agreement of Williams Coal Seam Gas Royalty Trust (as amended, the "Trust Agreement") entered into effective as of December 1, 1992 by and among Williams Production Company, a Delaware corporation ("WPC"), as trustor, The Williams Companies, Inc., a Delaware corporation ("Williams"), and Bank of America, N.A., (as successor to NationsBank of Texas, N.A.), a national banking association (the "Trustee"), and Chemical Bank Delaware, a Delaware banking corporation (the "Delaware Trustee"), as trustees. The trustees are independent financial institutions.

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

Effective August 11, 2000, Williams sold its 3,568,791 Units to Quatro Finale IV LLC, a Delaware limited liability company ("QFIV"), in a privately negotiated transaction. Williams has agreed to hold the Units as Nominee for QFIV. Williams retained the voting rights and retained a "call" option on the transferred Units and QFIV was granted a "put" option on the Units.

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

5.       SUBSEQUENT EVENTS

         Subsequent to June 30, 2000, the Trust declared the following distribution:


           Quarterly
            Record                Payment                Distribution
             Date                   Date                   per Unit
           ---------              ---------              ------------
           August 14              August 29              $    .246454

         The distribution per unit decreased from $.305708 in the second quarter of 2000 to $.246454 in the third quarter of 2000. The decrease in distributions was mainly due to lower gas volumes sold and a one time adjustment for lease operating expenses.

         Effective August 11, 2000, Williams sold its 3,568,791 Units to Quatro Finale IV LLC, a Delaware limited liability company ("QFIV"), in a privately negotiated transaction. Williams has agreed to hold the Units as Nominee for QFIV. Williams retained the voting rights and retained a "call" option on the transferred Units and QFIV was granted a "put" option on the Units.

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

         During the second quarter of 2000, the applicable index price was above the Minimum Purchase Price resulting in recoupments against the outstanding balance of the price credit account established under the Gas Purchase Contract. The remaining price credit balance was recouped in April and May of the second quarter 2000. As of June 30, 2000, WPX Gas Resources' aggregate price credit balance was zero.

         The majority of the production attributable to the Trust is within Federal units. Unit participating areas are formed by pooling production from the participating area. Entitlement to the pooled production is based on each party's acreage in the participating area divided by the total participating acreage. Wells drilled outside the participating area may create an enlargement to the participating area and a revision of the Unit ownership entitlement. The Bureau of Land Management ("BLM") must approve Unit participating area expansions. The effective date for Unit expansions is retroactive to the date the well creating the expansion was tested. The revenues presented in the accompanying statements of distributable income are on an entitlement basis and reflect the most recent BLM participating area approvals at June 30, 2000 and 1999, respectively. There are pending or anticipated applications or approvals for additional participating area enlargements. WPC has advised the Trustee that it does not believe that final approval of these Unit participating area enlargements and the resulting retroactive adjustments, if any, will have a material impact on the revenues as presented in these statements.

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

7.       EXPECTED NPI PERCENTAGE CHANGE

         The NPI generally entitles the Trust to receive 81 percent of the NPI Net Proceeds. However, at the point that cumulative production from the Underlying Properties exceeds 178.5 Bcf of gas and the internal rate of return of the "after tax cash flow per Trust Unit" (as defined in the Conveyance) is equal to or greater than 12 percent but not more than 14 percent, the percentage of NPI Net Proceeds payable in respect of the NPI would be reduced to 60 percent. If such level of production is exceeded and such internal rate of return of the after tax cash flow per Trust Unit exceeds 14 percent, the percentage of NPI Net Proceeds payable in respect of the NPI would be reduced to 40 percent. WPC has advised the Trustee that the cumulative production from the Underlying Properties to date has exceeded 210.5 Bcf. Based upon projections by Miller and Lents, Ltd., the Trust's independent petroleum engineers, the internal rate of return is not currently expected to be 12 percent or higher until the first quarter of 2001, although no assurance can be made that it will not occur sooner than projected.


Item 2. Trustee's Discussion and Analysis of Financial Condition and Results of Operations

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

Three Months and Six Months Ended June 30, 2000 Compared to Three Months and Six Months Ended June 30, 1999

         For the quarter ended June 30, 2000, royalty income received by the Trust amounted to $3,182,530 as compared to $2,915,880 received for the same quarter in 1999. The increase in royalty income is primarily due to higher gas prices and lower excess capital costs, partially offset by lower gas sales volumes. Production related to the royalty income received by the Trust in the second quarter of 2000 was 3,002,460 MMBtu as compared to 4,434,332 MMBtu for the same quarter in 1999. Royalty income for the six months ended June 30, 2000 was $7,109,912 as compared to $7,026,665 for the same period in 1999. Production related to the royalty income received by the Trust for the six months ended June 30, 2000 was 6,580,171 MMbtu as compared to 8,465,571 MMbtu for the six months ended June 30, 1999. Higher gas prices resulted in slightly higher royalty income for the six months ended June 30, 2000. Interest income for the quarter ended June 30, 2000 was $12,844 compared to $7,803 for the same quarter in 1999. Interest income for the six months ended June 30, 2000 was $28,171 as compared to $21,204 for the same period in 1999. General and administrative expenses during the second quarter of 2000 amounted to $157,060 compared to $146,841 for the same quarter in 1999. General and administrative expenses for the six months ended June 30, 2000 were $361,488 as compared to $314,676 for the same period in 1999.

         Distributable income for the quarter ended June 30, 2000 was $3,038,314 or $.31 per Unit compared to $2,776,842 or $.29 per Unit for the second quarter of 1999. This increase was the result of higher gas prices and lower costs. A distribution of $.305708 per Unit was made on May 30, 2000 to Unitholders of record on May 15, 2000. Distributable income for the six months ended June 30, 2000 was $6,776,595 as compared to $6,733,193 for the same period in 1999.

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

         Royalty income received by the Trust in a given calendar quarter will generally reflect the sum of (i) proceeds from the sale of gas produced from the WI Properties during the preceding calendar quarter, plus (ii) cash received by Quatro Finale with respect to the Farmout Properties either (a) during the preceding calendar quarter or (b) if received in sufficient time to be paid to the Trust, in the month immediately following such calendar quarter. Accordingly, the royalty income included in distributable income for the quarter ended June 30, 2000 was based on production volumes and natural gas prices for the period January 2000 through March 2000, as shown in the table below. Due to delays associated with the receipt of income related to the Farmout Properties, the Trust's royalty income for the second quarter of 2000 reflects estimated production volumes from the Farmout Properties for the months of December 1999 through February 2000, as shown in the table below. The production volumes included in the table below are for production attributable to the Underlying Properties, and not for production attributable to the Trust's Royalty Interests and are net of the amount of production attributable to Quatro Finale's royalty obligations to third parties, which is determined by contractual arrangement with such parties.


                                                   Three Months         Three Months
                                                       Ended               Ended
                                                  March 31, 2000        March 31, 1999
                                                  ----------------     ----------------
Production (MMBtu)(1)
   WI Properties                                      2,790,166            4,183,847(3)
   Farmout Properties                                   916,575(2)         1,236,036(4)

Blanco Hub Spot Price ($/MMBtu)(5)                $        2.30        $        1.62
Net Wellhead Price WI Properties ($/MMBtu)(5)     $         .99        $        0.97

----------

(1)      Million British Thermal Units.
(2)      Reflects actual volumes for December 1998 through February 1999.
(3)      Includes prior period adjustments of 168,788 MMBtu.
(4)      Reflects estimated volumes for January 2000 through February 2000.
(5)      Simple average of the months included in the period presented.

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

         The entitlement of WPX Gas Resources to recoup the price credits means that if and when the applicable Blanco Hub Spot Price rises above $1.75 per MMBtu, future royalty income paid to the Trust would be reduced until such time as such price credits have been fully recouped. Corresponding cash distributions to Unitholders would also be reduced. As of June 30, 2000, WPX Gas Resources' price credit account was reduced to zero.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

                          PART II - OTHER INFORMATION

Item 5.  Other Information

         Effective August 11, 2000, Williams sold its Units to Quatro Finale IV LLC, a Delaware limited liability company ("QFIV"), in a privately negotiated transaction. Williams has agreed to hold the Units as Nominee for QFIV. Williams retained the voting rights and retained a "call" option on the transferred Units and QFIV was granted a "put" option on the Units. It is not anticipated that the sale of the Units in this transaction will have a material effect on the Trust or Unitholders.

Item 6.  Exhibits and Reports on Form 8-K

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


Date:  August 14, 2000

                               INDEX TO EXHIBITS



EXHIBIT
NUMBER            DESCRIPTION
------            -----------
 27               Financial Data Schedule