Form 10-Q
period 2000-09-30
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 2000-11-14
CIK 895007

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2000
                                               ------------------

                                       or

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                     For the transition period from      to
                                                   ------  ------

                         Commission File Number: 1-11608

                      WILLIAMS COAL SEAM GAS ROYALTY TRUST
             (Exact name of registrant as specified in its charter)


                  Delaware                                75-6437433
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

         Number of units of beneficial interest outstanding at November 1, 2000:
9,700,000.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

         The financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the "Trustee") of Williams Coal Seam Gas Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Trust's Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Annual Report"). The December 31, 1999 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2000, the distributable income for the three-month and nine-month periods ended September 30, 2000 and 1999, and the changes in trust corpus for the nine-month periods ended September 30, 2000 and 1999, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

         The financial statements as of September 30, 2000 and for the three-month and nine-month periods ended September 30, 2000 and 1999 included herein have been reviewed by Ernst & Young LLP, independent public accountants, as stated in their report appearing herein.

                     Independent Accountants' Review Report

Bank of America, N.A.,
         as Trustee of Williams Coal Seam Gas Royalty Trust

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of September 30, 2000, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 2000 and 1999 and the statements of changes in trust corpus for the nine month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Trustee.

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


                                                               Ernst & Young LLP



Tulsa, Oklahoma
November 13, 2000

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (UNAUDITED)
--------------------------------------------------------------------------------

                                               September 30,    December 31,
                                                   2000             1999
                                              --------------   --------------
ASSETS

Current Assets - cash and cash equivalents    $       53,242   $      104,693

Royalty interests in oil and gas properties
        (less accumulated amortization
        of $104,869,311 at
        September 30, 2000 and
        $98,399,040 at December 31, 1999)         33,697,352       40,167,623
                                              --------------   --------------

TOTAL ASSETS                                  $   33,750,594   $   40,272,316
                                              ==============   ==============


LIABILITIES AND TRUST CORPUS

Current Liabilities -trust expenses payable   $       77,254   $       73,589

Trust corpus -9,700,000 units of
        beneficial interest authorized
        and outstanding                           33,673,340       40,198,727
                                              --------------   --------------

TOTAL LIABILITIES
        AND TRUST CORPUS                      $   33,750,594   $   40,272,316
                                              ==============   ==============



The accompanying notes are an integral part of these financial statements. See accountants' review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
--------------------------------------------------------------------------------

                                   THREE MONTHS         THREE MONTHS
                                       ENDED                ENDED
                                September 30, 2000    September 30, 1999
                                ------------------    ------------------
Royalty income                  $        2,529,316    $        2,431,301
Interest income                             11,289                 7,020
                                ------------------    ------------------
                                         2,540,605             2,438,321

General and administrative
        expenses                          (108,641)             (107,896)
                                ------------------    ------------------
Distributable income            $        2,431,964    $        2,330,425
                                ==================    ==================

Distributable income per unit
        (9,700,000 units)       $              .25    $              .24
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

--------------------------------------------------------------------------------

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
--------------------------------------------------------------------------------

                                    NINE MONTHS          NINE MONTHS
                                       ENDED                ENDED
                                September 30, 2000    September 30, 1999
                                ------------------    ------------------
Royalty income                  $        9,639,229    $        9,457,966
Interest income                             39,458                28,224
                                ------------------    ------------------
                                         9,678,687             9,486,190

General and administrative
        expenses                          (470,128)             (422,572)
                                ------------------    ------------------
Distributable income            $        9,208,559    $        9,063,618
                                ==================    ==================

Distributable income per unit
        (9,700,000 units)       $              .95    $              .93
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

--------------------------------------------------------------------------------

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
--------------------------------------------------------------------------------

                                        NINE MONTHS          NINE MONTHS
                                           ENDED                ENDED
                                    September 30, 2000    September 30, 1999
                                    ------------------    ------------------
Trust corpus, beginning of period   $       40,198,727    $       49,769,352

Amortization of royalty interests           (6,470,271)           (9,171,766)

Distributable income                         9,208,559             9,063,618
Distributions to unitholders                (9,263,675)           (9,021,189)
                                    ------------------    ------------------
Trust corpus, end of period         $       33,673,340    $       40,640,015
                                    ==================    ==================

Distributions per unit
        (9,700,000 units)           $              .96    $              .93
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

         The Trust was formed to acquire and hold certain net profits interests (the "Royalty Interests") in proved natural gas properties located in the San Juan Basin of New Mexico and Colorado (the "Underlying Properties") owned at the time of the Trust's formation by WPC. The Trust was initially created effective as of December 1, 1992 with a $100 contribution by WPC. On January 21, 1993, the Royalty Interests were conveyed to the Trust by WPC pursuant to the Net Profits Conveyance (the "Conveyance") dated effective as of October 1, 1992 by and among WPC, Williams, the Trustee and the Delaware Trustee, in consideration for all the 9,700,000 authorized units of beneficial interest in the Trust ("Units"). WPC transferred its Units by dividend to its parent, Williams, which sold an aggregate of 5,980,000 Units to the public through various underwriters in January and February 1993 (the "Public Offering"). Subsequently, Williams sold an additional 151,209 Units. During the second quarter of 1995 Williams transferred its remaining Units to Williams Holdings of Delaware, Inc. ("WHD"), a separate holding company for Williams' non regulated businesses. Effective July 31, 1999, WHD was merged into Williams and by operation of the merger Williams assumed all assets, liabilities and obligations of WHD, including without limitation ownership of WHD's Units. Effective August 11, 2000, Williams sold its remaining Units to Quatro Finale IV LLC, a Delaware limited liability company ("QFIV"), in a privately negotiated transaction. Williams has agreed to hold the transferred Units as Nominee for QFIV. Williams retained the voting rights and retained a "call" option on the transferred Units and QFIV was granted a "put" option on the Units. Substantially all of the production attributable to the Underlying Properties is from the Fruitland coal formation and constitutes "coal seam" gas that entitles the owners of such production, provided certain requirements are met, to tax credits for Federal income tax purposes pursuant to Section 29 of the Internal Revenue Code of 1986, as amended. Effective May 1, 1997, WPC transferred the Underlying Properties, subject to and burdened by the Royalty Interests, to Quatro Finale LLC, a non-affiliated Delaware limited liability company ("Quatro Finale").

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

         The Trust will terminate no later than December 31, 2012, subject to earlier termination under certain circumstances described in the Trust Agreement (the "Termination Date"). Cancellation of the Trust will occur on or following the Termination Date when all Trust assets have been sold and the net proceeds therefrom distributed to Unitholders.

         The only assets of the Trust, other than cash and cash equivalents being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Royalty Interests. The Royalty Interests consist primarily of a net profits interest (the "NPI") in the Underlying Properties. The NPI generally entitles the Trust to receive 81 percent of the NPI Net Proceeds, as defined below, attributable to (i) gas produced and sold from Quatro Finale's net revenue interests (working interests less lease burdens) in the properties in which Quatro Finale has a working interest (the "WI Properties") and (ii) the revenue stream received by Quatro Finale attributable to its 35 percent net profits interest in 5,348 gross acres in La Plata County, Colorado (the "Farmout Properties"). The Royalty Interests also include a 20 percent interest in Quatro Finale's Infill Net Proceeds, as defined below, from the sale of production if well spacing rules are effectively modified and additional wells are drilled on producing drilling blocks on the WI Properties (the "Infill Wells") during the term of the Trust. No Infill Wells have been drilled on the WI Properties to date. "NPI Net Proceeds" consists generally of the revenue stream received by Quatro Finale from its 35 percent net profits interest in the Farmout Properties, plus the aggregate proceeds attributable to Quatro Finale's net revenue interest, based on the price paid at or in the vicinity of the wellhead (the "Wellhead"), of gas produced from the WI Properties, less Quatro Finale's share of certain taxes and costs. "Infill Net Proceeds" consists generally of the aggregate proceeds, based on the price at the Wellhead, of gas produced from Quatro Finale's net revenue interest in any Infill Wells less certain taxes and costs. The complete definitions of NPI Net Proceeds and Infill Net Proceeds are set forth in the Conveyance. The NPI percentage is subject to permanent downward adjustment based on a rate of return computation once a cumulative aggregate production target is met. The Trust received notice from WPC on October 31, 2000 that a downward adjustment of the NPI percentage to 60 percent is expected to occur during the fourth quarter of the year 2000. Pursuant to the Conveyance, the NPI percentage is not subject to further reduction or other adjustment regardless of the future amount of cumulative production or the achieved internal rate of return. See "Item 1 - Financial Statements, Note 7 - NPI Percentage Reduction" below for detailed information about the NPI percentage reduction.

2.       BASIS OF ACCOUNTING

         The financial statements of the Trust are prepared on a modified cash basis and are not intended to present financial position and results of operations in conformity with accounting principles generally accepted in the United States ("GAAP"). Preparation of the Trust's financial statements on such basis includes the following:

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

         Williams sold an aggregate of 5,980,000 Units of the Trust's authorized 9,700,000 Units in the Public Offering at the offering price of $20 per Unit, retaining 3,720,000 Units. Subsequently, Williams sold an additional 151,209 Units for $23.50 per Unit. Accordingly, the condensed statements of assets, liabilities and trust corpus reflect the sale of these Units at the respective sale prices thereof, as well as the remaining 3,568,791 Units at Williams' historical cost. During the second quarter of 1995 Williams transferred its Units to WHD, a separate holding company for Williams' non regulated businesses. Effective July 31, 1999, WHD was merged into Williams and by operation of the merger Williams assumed all assets, liabilities and obligations of WHD, including without limitation ownership of WHD's Units. Effective August 11, 2000, Williams sold its Units to QFIV in a privately negotiated transaction but retained certain rights with respect to the Units as described in "Item 1 - Financial Statements, Note 1 - Trust Organization and Provisions."

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

5.       SUBSEQUENT EVENTS

         Subsequent to September 30, 2000, the Trust declared the following distribution:

                     Quarterly
                      Record                            Payment                     Distribution
                       Date                              Date                         per Unit
                     ---------                          -------                     ------------
                    November 15                       November 29                     $.728103

         The distribution per unit increased from $.246454 in the third quarter of 2000 to $.728103 for the fourth quarter of 2000. The increase in distributions was primarily the result of complete recoupment of the price credit account balance with WPX Gas Resources during the quarter ended June 30, 2000 and an increase in the average market price of gas. Prior to the complete recoupment of the price credit account balance, higher gas prices did not result in corresponding higher distributions to unitholders because the marginal increase in revenues attributable to the Royalty Interests was applied to recoup the account balance in the price credit account.

\
6.       CONTINGENCIES

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

         During the third quarter of 2000, the applicable index price was above the Minimum Purchase Price. As of September 30, 2000, WPX Gas Resources' aggregate price credit balance was zero and no balance existed at any time during the quarter then ended.

         To the extent there may in the future be a balance in the price credit account, the entitlement of WPX Gas Resources to recoup price credits means that if and when the applicable Blanco Hub Spot Price rises above $1.75 per MMBtu, future royalty income otherwise payable to the Trust would be reduced until such time as such price credits have been fully recouped. Corresponding cash distributions to Unitholders would also be reduced.

         As long as a zero balance exists in the Price Credit Account, and the Blanco Hub Spot Price in any month is greater than $2.94 per MMBtu, then WFS Gas Resources will pay Quatro Finale (as successor to WPC) an amount for gas purchased equal to $2.94 per MMBtu, less the costs paid by WFS Gas Resources to gather and process such gas and deliver it to specified delivery points, plus 50 percent of the excess of the Blanco Hub Spot Price over $2.00 per MMBtu (the "Price Differential").

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

         The Trustee has also been informed by WPC that the MMS has informed some San Juan Basin natural gas producers that they have incorrectly deducted certain costs in the producers' coal bed methane valuations in determining the amounts due to Federal royalty owners. While WPC believes that its past computations have been appropriately stated, applying the MMS methodology could potentially result in materially negative adjustments to amounts previously paid to the Trust.

7.       NPI PERCENTAGE REDUCTION

         The NPI generally entitles the Trust to receive 81 percent of NPI Net Proceeds. However, under the terms of the Conveyance, at the point that cumulative production from the Underlying Properties has exceeded 178.5 Bcf of gas and the internal rate of return of the "after tax cash flow per Trust Unit" (as defined in the Conveyance) is equal to or greater than 12 percent, the percentage of NPI Net Proceeds payable in respect of the NPI is automatically and permanently reduced to 60 percent. The NPI percentage is not subject to further reduction or other adjustment regardless of the future amount of cumulative production or the achieved internal rate of return. Cumulative production from the Underlying Properties to date has exceeded 178.5 since 1999. Although the 12 percent internal rate of return that would trigger the NPI percentage reduction was previously not projected to be reached until the first quarter of 2001, the Trust received notice from WPC on October 31, 2000 that this internal rate of return will be reached or exceeded sometime during the fourth quarter of 2000. Consequently, the Trustee expects the reduction of the NPI percentage from 81 percent to 60 percent to occur during fourth quarter 2000.

         It is expected that the reduction in the NPI percentage will substantially reduce the distributions paid to the Trust, and in turn the Quarterly Distribution Amount payable to the Unitholders, beginning with the Quarterly Distribution Amount for the first quarter of 2001, which generally relates to proceeds from production occurring during fourth quarter 2000.

Item 2. Trustee's Discussion and Analysis of Financial Condition and Results of Operations.

         The Trust makes quarterly cash distributions to holders of units of beneficial interest ("Units") in the Trust ("Unitholders"). The only assets of the Trust, other than cash and cash equivalents being held for the payment of expenses and liabilities and for distribution to Unitholders, are net profits interests (the "Royalty Interests") in certain proved coal seam gas properties located in the San Juan Basin of New Mexico and Colorado (the "Underlying Properties"). The Royalty Interests owned by the Trust burden the Underlying Properties, which are owned by Quatro Finale LLC and not the Trust.

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

Three Months and Nine Months Ended September 30, 2000 Compared to Three Months and Nine Months Ended September 30, 1999

         For the quarter ended September 30, 2000, royalty income received by the Trust amounted to $2,529,316 as compared to $2,431,301 received for the same quarter in 1999. This increase was primarily due to an increase in gas prices but offset by an increase in Royalties, taxes and operating costs true-ups. The most significant adjustment was $1.2 million for prior period operating costs. For the nine months ended September 30, 2000, royalty income received by the Trust amounted to $9,639,229 as compared to $9,457,966 received for the same period in 1999. The increase in royalty income is primarily due to higher gas prices in 2000 and the complete recoupment of the price credit account balance during second quarter 2000. Interest income for the quarter ended September 30, 2000 was $11,289 compared to $7,020 for the same quarter in 1999. Interest income for the nine months ended September 30, 2000 was $39,458 compared to $28,224 for the same period in 1999. This increase was primarily due to an increase in funds available for investment. General and administrative expenses during the third quarter of 2000 amounted to $108,641 compared to $107,896 for the same quarter in 1999. General and administrative expenses during the nine months ended September 30, 2000 amounted to $470,128 compared to $422,572 for the same period in 1999.

         Distributable income for the quarter ended September 30, 2000 was $2,431,964 or $.25 per Unit which as compared to $2,330,425 or $.24 per Unit for the third quarter of 1999. Distributable income for the nine months ended September 30, 2000 was $9,208,559 or $.95 per Unit as compared to $9,063,618 or $.93 per Unit for the same period in 1999. This increase was a result of the factors stated in the preceding paragraph. A distribution of $.246454 per Unit was made on August 29, 2000 to Unitholders of record on August 14, 2000.

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

         Royalty income received by the Trust in a given calendar quarter will generally reflect the sum of (i) proceeds from the sale of gas produced from the WI Properties during the preceding calendar quarter, plus (ii) cash received by Quatro Finale with respect to the Farmout Properties either (a) during the preceding calendar quarter or (b) if received in sufficient time to be paid to the Trust, in the month immediately following such calendar quarter. Accordingly, the royalty income included in distributable income for the quarter ended September 30, 2000 was based on production volumes and natural gas prices for the period April through June 2000, as shown in the table below. Due to delays associated with the receipt of income related to the Farmout Properties, the Trust's royalty income for the 2000 third quarter reflects estimated production volumes from the Farmout Properties for the months of March 2000 through May 2000, as shown in the table below. The production volumes included in the table below are for production attributable to the Underlying Properties, and not for production attributable to the Trust's Royalty Interests and are net of the amount of production attributable to Quatro Finale's royalty obligations to third parties, which is determined by contractual arrangement with such parties.

                                     Three Months       Three Months
                                        Ended              Ended
                                    June 30, 2000      June 30, 1999
                                    -------------      -------------
Production (MMBtu)(1)
       WI Properties                    2,285,395(2)       2,382,417(4)
       Farmout Properties                 918,688(3)       1,236,026(5)

Blanco Hub Spot Price
       ($/MMBtu)(6)                 $        3.13      $        1.86
Net Wellhead Price
       WI Properties ($/MMBtu)(6)   $        1.13      $         .98

----------

(1)    Million British Thermal Units.

(2)    Includes prior period adjustments of 58,956 MMBtu.

(3)    Reflects estimated volumes for March 2000 through May 2000.

(4)    Includes prior period adjustments of 413,032 MMBtu.

(5)    Reflects March 1999 through May 1999.

(6) Simple average of estimates for the months included in the period presented.

         Production from the WI Properties is generally sold pursuant to a gas purchase contract between WPC and WPX Gas Resources Company ("WPX Gas Resources") (formerly known as WFS Gas Resources, as successor in interest to Williams Gas Marketing Company) (as amended, the "Gas Purchase Contract"). The Gas Purchase Contract provides certain protections for WPX Gas Resources in the form of price credits (for production purchased by WPX Gas Resources on or after January 1, 1994) and for Unitholders when the applicable Blanco Hub Spot Price falls below $1.75 per MMBtu and provides certain benefits for WPX Gas Resources when the Blanco Hub Spot Price exceeds $2.00 per MMBtu. The Gas Purchase Contract also provides that the price paid for gas by WPX Gas Resources is reduced by the amount of gathering, processing and certain other costs paid by WPX Gas Resources. See "Item 2 -- The Royalty Interests -- Gas Purchase Contract" in the 1999 Annual Report for detailed information about the Gas Purchase Contract and its impact on Trust income.

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

         The Blanco Hub Spot Price was above $2.00 per MMBtu during the third quarter of 2000. In general, under the Gas Purchase Contract, the Trust only receives the benefit of 50 percent of any amount by which the Blanco Hub Spot Price exceeds $2.00 per MMBtu. Consequently, pursuant to the terms of the Gas Purchase Contract, WPX Gas Resources paid Quatro Finale (as successor to WPC) an amount for gas purchased equal to $2.00 per MMBtu, less the costs paid by WPX Gas Resources to gather and process such gas and deliver it to specified delivery points, plus 50 percent of the excess of the Blanco Hub Spot Price over $2.00 per MMBtu. The Blanco Hub Spot Price remained above $2.00 per MMBtu in October 2000.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         The only assets of and sources of income to the Trust are the Royalty Interests, which generally entitle the Trust to receive a share of the net profits from natural gas production from the Underlying Properties. Consequently, the Trust's financial results can be significantly affected by fluctuations in natural gas prices and the Trust has commodity price risk exposure associated with the natural gas markets in the United States. The Royalty Interests do not entitle the Trust to control or influence the operation of the Underlying Properties or the sale of gas produced therefrom. Natural gas produced from the WI Properties, which comprises the majority of production attributable to the Royalty Interests, is currently sold by Quatro Finale pursuant to the terms of the Gas Purchase Contract. Although the Trust is not a party to the Gas Purchase Contract, the Gas Purchase Contract may significantly impact revenues to the Trust. Although the Gas Purchase Contract mitigates the risk to the Trust of low gas prices, it also limits the ability of the Trust to benefit from the effects of higher gas prices. See "Item 2 -- The Royalty Interests -- Gas Purchase Contract" in the 1999 Annual Report for detailed information about the Gas Purchase Contract and its impact on the Trust and Unitholders.

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


                           PART II - OTHER INFORMATION

Item 5. Other Information

Notice of Reduction in NPI Percentage

         Under the terms of the Conveyance, the Trust was generally entitled to receive 81 percent of the NPI Net Proceeds until the cumulative production from the Underlying Properties exceeded 178.5 Bcf of gas and the internal rate of return of the "after tax cash flow per Trust Unit" (as defined in the Conveyance) was equal to or greater than 12 percent, at which time the percentage of NPI Net Proceeds payable in respect of the NPI would be automatically and permanently reduced to 60 percent. Cumulative production from the Underlying Properties has exceeded 178.5 since 1999. Although the 12 percent internal rate of return that would trigger the NPI percentage reduction was previously not projected to be reached until the first quarter of 2001, the Trust received notice from WPC on October 31, 2000 that this internal rate of return will be reached or exceeded sometime during the fourth quarter of 2000. Consequently, the Trustee expects the reduction of the NPI percentage from 81 percent to 60 percent to occur during fourth quarter 2000.

         The reduction in the NPI percentage is expected to substantially reduce the distributions paid to the Trust, and in turn the Quarterly Distribution Amount payable to the Unitholders, beginning with the Quarterly Distribution Amount for the first quarter of 2001, which generally relates to proceeds from production occurring during fourth quarter 2000.

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

                                     WILLIAMS COAL SEAM GAS ROYALTY TRUST

                                     By: BANK OF AMERICA, N.A., Trustee



                                     By: /s/ Ron Hooper
                                        ----------------------------------------
                                         Ron Hooper
                                         Senior Vice President and Administrator


               (The Trust has no directors or executive officers.)


Date: November 13, 2000

                               INDEX TO EXHIBITS

         EXHIBIT
           NO.             DESCRIPTION
         -------           -----------
           27              Financial Data Schedule