Form 10-Q/A
period 2000-09-30
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 2000-11-16
CIK 895007

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 Form 10-Q/A

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

         As long as a zero balance exists in the Price Credit Account, and the Blanco Hub Spot Price in any month is greater than $2.00 per MMBtu, then WFS Gas Resources will pay Quatro Finale (as successor to WPC) an amount for gas purchased equal to $2.00 per MMBtu, less the costs paid by WFS Gas Resources to gather and process such gas and deliver it to specified delivery points, plus 50 percent of the excess of the Blanco Hub Spot Price over $2.00 per MMBtu (the "Price Differential").

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

               * 27                      Financial Data Schedule

         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.


----------
    * Previously Filed

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