Form 10-K405
period 2000-12-31
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 2001-04-02
CIK 895007

       ==================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

- --------------------------------------------------------------------------------

                                    FORM 10-K

(MARK ONE)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 1-11608

                                   ----------

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                       NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                                 ON WHICH REGISTERED
- ----------------------------                       -----------------------------
Units of Beneficial Interest                       New York Stock Exchange, Inc.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT
                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At March 1, 2000, there were 9,700,000 units of beneficial interest outstanding and the aggregate market value of such units (based on the closing sale price on the New York Stock Exchange) held by non-affiliates of the registrant was approximately $134,539,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:

                                      NONE.

       ==================================================================

                                TABLE OF CONTENTS

                                                                                                                Page
                                                                                                                ----

PART I............................................................................................................1
         Item 1.  Business........................................................................................1
                  GLOSSARY........................................................................................1
                  DESCRIPTION OF THE TRUST .......................................................................4
                           Creation and Organization of the Trust ................................................5
                           Assets of the Trust ...................................................................5
                           Liabilities of the Trust ..............................................................6
                           Duties and Limited Powers of the Trustee ..............................................6
                           Liabilities of the Delaware Trustee and the Trustee ...................................7
                           Termination and Liquidation of the Trust ..............................................7
                  DESCRIPTION OF UNITS ...........................................................................8
                           Distributions and Income Computations .................................................8
                           Transfer of Royalty Interests .........................................................9
                           Possible Divestiture of Units .........................................................9
                           Periodic Reports to Unitholders ......................................................10
                           Voting Rights of Unitholders .........................................................10
                           Liability of Unitholders .............................................................11
                           Transfer Agent .......................................................................11
                  FEDERAL INCOME TAXATION .......................................................................11
                           Summary of Certain Federal Income Tax Consequences ...................................12
                  ERISA CONSIDERATIONS ..........................................................................16
                  STATE TAX CONSIDERATIONS ......................................................................16
                  REGULATION AND PRICES .........................................................................16
                           Regulation of Natural Gas ............................................................16
                           Environmental Regulation .............................................................17
                           Competition, Markets and Prices ......................................................18
         Item 2.  Properties.....................................................................................19
                  THE ROYALTY INTERESTS .........................................................................19
                           The Underlying Properties ............................................................20
                           The NPI...............................................................................23
                           Reserve Report .......................................................................24
                           Historical Gas Sales Prices and Production ...........................................26
                           NPI Percentage Reduction .............................................................26
                           Gas Purchase Contract ................................................................27
                           Gas Gathering Contract ...............................................................29
                           Federal and Indian Lands .............................................................30
                           Sale and Abandonment of Underlying Properties ........................................31
                           The Infill NPI .......................................................................31
                           Williams' Performance Assurances .....................................................32
                           Title to Properties ..................................................................32
         Item 3.  Legal Proceedings..............................................................................33
         Item 4.  Submission of Matters to a Vote of Security Holders............................................33

PART II .........................................................................................................34
         Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters..........................34
         Item 6.  Selected Financial Data........................................................................34
         Item 7.  Trustee's Discussion and Analysis of Financial Condition and Results of Operations.............34
         Item 7A. Quantitative and Qualitative Disclosure About Market Risk .....................................36
         Item 8.  Financial Statements and Supplementary Data....................................................36
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........45

PART III.........................................................................................................45
         Item 10. Directors and Executive Officers of the Registrant.............................................45
         Item 11. Executive Compensation.........................................................................46
         Item 12. Security Ownership of Certain Beneficial Owners and Management.................................46
                           Williams's Voting Authority Over Units ...............................................46
         Item 13. Certain Relationships and Related Transactions.................................................47
                           Administrative Services Agreement.....................................................47
                           Potential Conflicts of Interest ......................................................47

PART IV .........................................................................................................48
         Item 14. Exhibits, Financial Statement Schedules and Reports On Form 8-K................................48

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

     "December 31, 2000 Reserve Report" means the Reserve Report, dated March 6, 2001, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of December 31, 2000, prepared by Miller and Lents, Ltd., independent petroleum engineers, a copy of which is filed as an exhibit to this Form 10-K.

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

     "Gas Gathering Contract" means the Gas Gathering and Treating Agreement, dated October 1, 1992, as amended, between WPX Gas Resources (as successor in interest to WGM) and WFS, a copy of which is filed as an exhibit to this Form 10-K.

     "Gas Purchase Contract" means the Gas Purchase Agreement, dated October 1, 1992, as amended, between WPX Gas Resources (as successor in interest to WGM) and Quatro Finale (as successor to WPC), a copy of which is filed as an exhibit to this Form 10-K.

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

     "NPI" refers to one of the net profits interests conveyed to the Trust, generally entitling the Trust to receive 81 percent (subject to reduction as described below) of the NPI Net Proceeds attributable to (i) Quatro Finale's net revenue interest (working interest less lease burdens) in the WI Properties and
(ii) the revenue stream received by WPC attributable to its 35 percent net profits interest in the Farmout Properties. The percentage of the NPI Net Proceeds to which the Trust is entitled was subject to permanent reduction to 60 percent under certain conditions, and such a reduction occurred in the fourth quarter of 2000 as described under "Item 2--The Royalty Interests--NPI Percentage Changes."

     "NPI Net Proceeds" consists generally of the aggregate proceeds attributable to (i) Quatro Finale's net revenue interest based on the sale at the Wellhead of gas produced from the WI Properties and (ii) the revenue stream received by Quatro Finale from its 35 percent net profits interest in the Farmout Properties, less (a) Quatro Finale's working interest share of property and production taxes on the WI Properties; (b) Quatro Finale's working interest share of actual operating costs on the WI Properties to the extent in excess of those agreed to be paid by Quatro Finale as described herein; (c) Quatro Finale's working interest share of capital costs on the WI Properties to the extent in excess of those agreed to be paid by WPC as described herein; and (d) interest on the unrecovered portion, if any, of the foregoing costs at Citibank's Base Rate.

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

     "Price Credit" means the credit received by WPX Gas Resources from WPC for each MMBtu of natural gas purchased by WFS Gas Resources when the Index Price is less than the Minimum Purchase Price on or after January 1, 1994, equal to the difference between the Minimum Purchase Price and the Index Price.

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

     "Quatro Finale" means (a) with respect to the period May 1, 1997 until February 28, 2001, Quatro Finale LLC, a Delaware limited liability company (which entity acquired and owned the Underlying Properties from May 1, 1997 until February 1, 2001), and (b) with respect to the period from and after March 1, 2001, Quatro Finale V LLC, a Delaware limited liability company (which entity acquired and has owned the Underlying Properties effective and since March 1,
2001).

     "QFIV" means Quatro Finale IV LLC, a Delaware limited liability company, which purchased the remaining Units owned by Williams in a transaction effective August 11, 2000.

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

     "WPC" means Williams Production Company L.L.C., a wholly-owned indirect subsidiary of Williams.

     "WPC Payment Obligations LLC" has the meaning assigned to such term under "Item 2--The Royalty Interests--Williams' Performance Assurances."

     "WPX Gas Resources" means WPX Gas Resources Company (formerly known as WFS Gas Resources Company), a Delaware corporation and a wholly-owned subsidiary of WPC and Williams.

                            DESCRIPTION OF THE TRUST

     Williams Coal Seam Gas Royalty Trust (the "Trust") was formed as a Delaware business trust under the Delaware Business Trust Act, Title 12, Chapter 38 of the Delaware Code, Sections 3801 et seq. (the "Delaware Code"). The following information is subject to the detailed provisions of (i) the Trust Agreement of Williams Coal Seam Gas Royalty Trust (as amended, the "Trust Agreement") entered into effective as of December 1, 1992 by and among Williams Production Company, a Delaware corporation ("WPC"), as trustor, The Williams Companies, Inc., a Delaware corporation ("Williams"), Chase Bank (as successor to Chemical Bank Delaware), a Delaware banking corporation (the "Delaware Trustee"), and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), a national banking association (the "Trustee"), as trustees, and (ii) the Net Profits Conveyance (the "Conveyance") dated effective as of October 1, 1992 by and among WPC, Williams, the Trustee and the Delaware Trustee. Copies of the Trust Agreement and of the Conveyance are filed as exhibits to this Form 10-K. The provisions governing the Trust are complex and extensive and no attempt has been made below to describe or reference all of such provisions. The following is a general description of the basic framework of the Trust and a summary of the material terms of the Trust Agreement, and detailed provisions concerning the Trust may be found in the Trust Agreement.

CREATION AND ORGANIZATION OF THE TRUST

     All of the authorized units of beneficial interest in the Trust ("Units") were issued to WPC on January 21, 1993. On that date, WPC transferred its Units to its parent, Williams, by dividend. Williams, in turn, sold, by means of a prospectus dated January 13, 1993, 5,200,000 Units on January 21, 1993, and an additional 780,000 Units on February 16, 1993, to the public through various underwriters (the "Public Offering"). In the second quarter of 1993, Williams sold an additional 151,209 Units. During the second quarter of 1995 Williams transferred its Units to Williams Holdings of Delaware, Inc. ("WHD"), a separate holding company for Williams' non-regulated businesses. Effective July 31, 1999, WHD was merged into Williams and by operation of the merger Williams assumed all assets, liabilities and obligations of WHD, including without limitation ownership of WHD's Units. Effective August 11, 2000, Williams sold its Units to Quatro Finale IV LLC, a Delaware limited liability company ("QFIV"), in a private negotiated transaction. Williams retained the voting rights and retained a "call" option on the transferred Units and QFIV was granted a "put" option on the Units.

     The Trust has been formed under Delaware law pursuant to the terms of the Trust Agreement to acquire and hold certain net profits interests (the "Royalty Interests") in proved natural gas properties located in the San Juan Basin of New Mexico and Colorado (the "Underlying Properties"). The Royalty Interests were conveyed to the Trust on January 21, 1993 pursuant to the Conveyance for the benefit of the Unitholders. The Trustee has powers to collect and distribute proceeds received by the Trust and to pay Trust liabilities and expenses. The Delaware Trustee has only such powers as are set forth in the Trust Agreement and is not empowered to otherwise manage or take part in the business of the Trust. The Royalty Interests are passive in nature and neither the Delaware Trustee nor the Trustee has any control over or any responsibility relating to the operation of the Underlying Properties. Except for the commitment by WPC to pay the costs incurred to place into production certain proved nonproducing wells, neither WPC, Quatro Finale (as defined below) nor the operators of the Underlying Properties has any contractual commitment to the Trust to further develop the Underlying Properties, to remain as operator with respect to any of the leases on the Underlying Properties or to maintain their ownership interest in any of the properties. However, WPC retained an interest in each of the Underlying Properties immediately after conveyance of the Royalty Interests to the Trust. As described under "Item 2 -- The Royalty Interests," effective May 1, 1997, WPC sold the Underlying Properties subject to and burdened by the Royalty Interests to Quatro Finale LLC, a non-affiliated Delaware limited liability company. Ownership of the Underlying Properties reverted back to WPC effective February 1, 2001 pursuant to the terms of the May 1, 1997 transaction. Effective March 1, 2001, WPC sold the Underlying Properties subject to and burdened by the Royalty Interests to Quatro Finale V LLC, a non-affiliated Delaware limited liability company. The sale of the Underlying Properties is expressly permitted under the Trust Agreement. Unless otherwise dictated by context, references herein to Quatro Finale with respect to the ownership of the Underlying Properties for any period prior to May 1, 1997, and for the period from February 1 through February 28, 2001, actually refer to WPC. For a description of the Underlying Properties and other information relating to such properties, see "Item 2--The Royalty Interests."

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

ASSETS OF THE TRUST

     The only assets of the Trust, other than cash and temporary investments being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Royalty Interests. The Royalty Interests consist primarily of a net profits interest (the "NPI") in the Underlying Properties. The NPI has generally entitled the Trust to receive 81 percent of the NPI Net Proceeds, as defined below, attributable to (i) gas produced and sold from Quatro Finale's net revenue interests (working interests less lease burdens) in the properties in which Quatro Finale has a working interest (the "WI Properties") and (ii) the revenue stream received by Quatro Finale attributable to its 35 percent net profits interest on 5,348 gross acres in La Plata County, Colorado (the "Farmout Properties"). However, the percentage of the NPI Proceeds which the Trust is entitled to receive was subject to permanent reduction to 60 percent under certain conditions, and such a reduction occurred in the fourth quarter of 2000. See "Item 2 - The Royalty Interests--NPI Percentage Changes." The Royalty Interests also include a 20 percent interest in the Infill Net Proceeds, as defined below (the "Infill NPI"), from the sale of production if well spacing rules are effectively modified and additional wells are drilled on producing drilling blocks on the WI Properties (the "Infill Wells") during the term of the Trust. "NPI Net Proceeds" consists generally of the revenue stream received by Quatro Finale from its 35 percent net profits interest in the Farmout Properties plus the aggregate proceeds attributable to Quatro Finale's net revenue interest based on the price paid at or in the vicinity of the wellhead (the "Wellhead") of gas produced from the WI Properties less Quatro Finale's share of certain taxes and costs. "Infill Net Proceeds" consists generally of the aggregate proceeds based on the price at the Wellhead of gas produced from Quatro Finale's net revenue interest on any Infill Wells less certain taxes and costs. The complete definitions of NPI Net Proceeds and Infill Net Proceeds are set forth in the Conveyance. See "Item 2--The Royalty Interests" for more information.

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

                              DESCRIPTION OF UNITS

     Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 1, 2001, there were 9,700,000 Units outstanding. The Trust may not issue additional Units.

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

TRANSFER OF ROYALTY INTERESTS

     WPC or its assigns may, at any time after January 1, 2003, purchase for cash all Royalty Interests attributable to Underlying Properties which are uneconomical to operate. See "Item 2--The Royalty Interests--Title to Properties" and "--Sale and Abandonment of Underlying Properties." Upon termination of the Trust, any remaining Royalty Interests will be sold by the Trust and any such sales may, and under certain circumstances will, be made to WPC or Williams or their respective successors or assigns. See "--Description of the Trust--Termination and Liquidation of the Trust."

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

VOTING RIGHTS OF UNITHOLDERS

     Unitholders have only such voting rights as are provided in the Trust Agreement and such rights are more limited than those of stockholders of most corporations. Unitholder approval is, however, required to terminate the Trust before January 1, 2003 and to appoint a successor Trustee or Delaware Trustee. Also, Unitholder approval is required to amend the Trust Agreement (except for changing the name of the Trust and except to correct or cure ambiguities in the Trust Agreement which do not adversely affect Unitholders) and to adopt any amendment to the gas gathering contract relating to production from the Underlying Properties (the "Gas Gathering Contract") entered into between Williams Field Services Company (a subsidiary of Williams Energy Services, "WFS") and WPX Gas Resources Company (a subsidiary of WPC (formerly known as WFS Resources Company), "WPX Gas Resources") as successor in interest to Williams Gas Marketing Company (a former subsidiary of Williams Field Services Group, Inc., which has been merged into another affiliate of Williams Field Services Group, Inc. "WGM") or to the gas purchase contract relating to production from the Underlying Properties (the "Gas Purchase Contract") entered into between WPC and WPX Gas Resources (as successor in interest to WGM), if such amendment would materially adversely affect revenues of the Trust. Unitholders may also remove the Trustee or Delaware Trustee. Unitholders are not entitled to any rights of appraisal or similar rights in connection with the termination of the Trust.

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

TRANSFER AGENT

     The Trustee has appointed Mellon Investor Services, L.L.C. (as successor to Chemical Shareholder Services Group, Inc.), as transfer agent and registrar for the Units (the "Transfer Agent").

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

Income and Deductions.......................      The income of the Trust consists primarily of a specified share of the proceeds from the sale of coal seam gas produced from the Underlying Properties. During
                                                  2000, the Trust earned interest income on funds held for distribution and made adjustments to the cash reserve maintained for the payment of contingent or future obligations of the Trust. The deductions of the Trust consist of severance taxes and administrative expenses. In addition, each Unitholder is entitled to depletion deductions. See "Unitholder's Depletion Allowance" below.

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

Section 29 Tax Credits......................      Unitholders will be entitled, provided certain requirements are met, to claim tax credits pursuant to Section 29 of the IRC with respect to sales of coal seam gas production attributable to the NPI, the gross income from which is included in their taxable income. The Section 29 tax credit provides to a taxpayer a dollar-for-dollar reduction in his regular Federal income tax liability, and, therefore, generally provides to him a greater benefit than a deduction which merely reduces the amount of his taxable income. The Section 29 tax credit applies to coal seam gas produced and sold prior to January 1, 2003 from qualifying wells.
                                                  For a Unitholder who owned the same Units of record on all four quarterly record dates during 2000, the available Section 29 tax credit is approximately $1.376938 per Unit, based on the first estimate of the GNP implicit price deflator published by the Bureau of Economic Analysis.

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

     On May 7, 1997, effective as of May 1, 1997, WPC transferred the Underlying Properties to Quatro Finale LLC, a Delaware limited liability company, pursuant to the terms of a Purchase and Sale Agreement dated as of May 1, 1997 ("1997 Transaction"). Prior to the 1997 Transaction, WPC had owned the Underlying Properties, subject to and burdened by the Royalty Interests owned by the Trust, since the inception of the Trust. The sale of the Underlying Properties is expressly permitted under the Trust Agreement. Neither the Trustee nor the Delaware Trustee has any control over or responsibility relating to the operation of the Underlying Properties. Under the terms of the 1997 Transaction, ownership of the Underlying Properties reverted back to WPC effective February 1, 2001. Pursuant to a Purchase and Sale Agreement dated March 14, 2001 (the "2001 Transaction Agreement") and effective March 1, 2001, WPC transferred the Underlying Properties to Quatro Finale V LLC, a Delaware limited liability company (the "2001 Transaction").

     As used in this Report, the term "Quatro Finale" generally refers to either of Quatro Finale LLC or Quatro Finale V LLC that at the time in question was or is the owner of the Underlying Properties. Consequently, unless otherwise dictated by context, "Quatro Finale" generally means (a) with respect to the period May 1, 1997 until February 28, 2001,Quatro Finale LLC (which entity acquired and owned the Underlying Properties effective from May 1, 1997 until February 1, 2001), and (b) with respect to the period from and after March 1, 2001, Quatro Finale V LLC (which entity acquired and has owned the Underlying Properties effective and since March 1, 2001). Notwithstanding the foregoing, with respect to the ownership of the Underlying Properties for any period prior to May 1, 1997, and for the period from February 1 through February 28, 2001, references herein to Quatro Finale should be deemed to refer to WPC.

     Concurrently with the 2001 Transaction, WPC and Quatro Finale entered into a Management Services Agreement dated March 1, 2001 (the "Management Services Agreement") whereby WPC agreed, among other things, to continue to manage and operate the Underlying Properties and to handle the receipt and payment of funds with respect thereto. Prior to the 2001 Transaction, WPC received all payments relating to the Underlying Properties and, pursuant to the Conveyance, paid to the Trust the portion thereof attributable to the Royalty Interests. Following the 2001 Transaction, under the Management Services Agreement, WPC continues to collect all revenues on behalf of Quatro Finale and remains obligated to pay to the Trust on behalf of Quatro Finale the amounts payable with respect to the Royalty Interests.

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

     Concurrently with the 2001 Transaction, WPC, Williams, the Trust and Quatro Finale entered into an Agreement dated March 1, 2001, (the "Performance Acknowledgement Agreement"), pursuant to which (i) the parties acknowledged that, although WPC was selling the Underlying Properties to Quatro Finale, WPC retained all of its duties and obligations under the Trust Agreement, Conveyance and related documents (the "Trust Documents"), subject to the terms and conditions set forth in the 2001 Transaction Agreement and the agreements entered into pursuant to the 2001 Transaction Agreement, (ii) Williams and WPC each confirmed and agreed that, notwithstanding the sale of the Underlying Properties to Quatro Finale, Williams and WPC would continue to perform their respective obligations to the Trust pursuant to the Trust Documents, including without limitation the performance assurances of Williams set forth in the Conveyance, and (iii) Quatro Finale acknowledged and agreed that it was purchasing the Underlying Properties burdened by the Royalty Interests owned by the Trust.

     The following description contains a summary of the material terms of the Conveyance and is subject to and qualified by the more detailed provisions of the Conveyance, a copy of which is filed as an exhibit to this Form 10-K.

THE UNDERLYING PROPERTIES

     The Royalty Interests were conveyed by WPC to the Trust from its net revenue interest (working interest less lease burdens) in the WI Properties and its net profits interest in the Farmout Properties. Substantially all of the production from the Underlying Properties is from the Fruitland coal formation in the San Juan Basin. The San Juan Basin (the "Basin"), one of the largest gas producing basins in the United States, encompasses approximately 12,000 square miles in northwest New Mexico and southwest Colorado, just east of the common corner of the states of Utah, Arizona, New Mexico and Colorado known as the Four Corners. It covers parts of La Plata and Archuleta counties in Colorado, as well as parts of San Juan, Rio Arriba, McKinley and Sandoval counties in New Mexico. The Basin has been an active area for coal seam gas development within the Fruitland coal formation.

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

     Development of the Fruitland coal formation acreage has resulted in the drilling of 600 gross coal seam gas wells in the Underlying Properties, 22 of which are in the Farmout Properties. Quatro Finale owns mineral rights in the Fruitland coal formation under 214 oil and gas leases. Under the terms of these leases, Quatro Finale has the right to extract oil and gas from the lease properties. Quatro Finale holds either a record title interest, operating right interest or net profits interest in the leases. Record title and operating right interests are commonly referred to as working interests. The Underlying Properties constitute substantially all of Quatro Finale's proved reserves in the Fruitland coal formation. Neither Quatro Finale nor WPC operate any of the coal seam gas wells on the Underlying Properties.

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

     In all of the Federal Units, participating areas have been formed for the Fruitland coal formation. After the wells capable of producing gas in paying quantities from the Fruitland coal formation are drilled on the undeveloped drill blocks included within a Federal Unit, such wells are added to the participating area if approved in accordance with the appropriate Unit Agreement. A delay of at least 18-36 months is usually incurred after a well is completed and producing before it is added to a participating area. As participating areas are created and expanded, such modification (which will be effective retroactively to the date production commenced from the wells causing such expansion) results in a participant owning undivided interests in all of the producing wells within the participating area. Therefore, Quatro Finale's working interest and net revenue interest in the wells in a Federal Unit or participating area may be modified retroactively, which could affect significantly the amount of NPI Net Proceeds with respect to production from October 1, 1992. If any well(s) that produced or may have produced marketable quantities of coal seam gas prior to 1980 is included in or added to a participating area in which the WI Properties participate, the Conveyance provides that such well(s) will be treated as, and the Trust will own, a separate net profits interest in such well(s) (the "Pre-80 Production NPI"). The net proceeds for such Pre-80 Production NPI would be calculated in a manner similar to the calculation of Infill Net Proceeds, and the Trust's share of such net proceeds will be 81 percent, subject to decrease upon the same terms as the NPI. If a participating area expansion includes production from wells that do not qualify for Section 29 tax credits, the tax credit available to Unitholders in respect of production attributable to the NPI from such Federal Unit could be reduced. See "Item 1--Federal Income Taxation."

     The following table reflects certain information from the Reserve Report as of December 31, 2000 prepared by Miller and Lents, Ltd. dated March 6, 2001 (the "December 31, 2000 Reserve Report") regarding the Federal Units in which the WI Properties participate. At December 31, 2000, the WI Properties covered 600 gross (68 net) coal seam gas wells with working interests ranging from .0589 percent to 100 percent, with an average working interest of approximately 11. percent. The Royalty Interests participate in each Federal Unit and participating area in which the WI Properties participate based on the acreage containing wells with proved reserves on December 31, 2000.

                                                                            UNDERLYING PROPERTIES
                                                                            ---------------------
                                                                                        ESTIMATED
                                                                                       DISCOUNTED
                                                                                       FUTURE NET
                                                                         NET PROVED     REVENUES
                                                                          RESERVES     (DISCOUNTED
FEDERAL UNIT                             FEDERAL UNIT OPERATOR             (BCF)         AT 10%)
- ------------                           -----------------------------     ----------  --------------
                                                                                     (IN THOUSANDS)

San Juan 30-5......................    Phillips Petroleum Company           13.3         $ 49,510
San Juan 30-6......................    Meridian Oil Inc.                    13.6           51,811
San Juan 32-8......................    Phillips Petroleum Company           13.3           49,063
San Juan 29-6......................    Phillips Petroleum Company            8.3           30,953
San Juan 32-7......................    Phillips Petroleum Company           11.9           41,725
San Juan 32-9......................    Meridian Oil Inc.                     3.0           11,131
San Juan 31-6......................    Phillips Petroleum Company            6.9           24,802
San Juan 29-7......................    Meridian Oil Inc.                     3.9           13,554
Northeast Blanco...................    Blackwood & Nichols Co., Ltd.         2.7           10,143
San Juan 29-5......................    Phillips Petroleum Company             .9            3,266
Huerfano...........................    Meridian Oil Inc.                     1.1            2,921
San Juan 28-6......................    Meridian Oil Inc.                      .8            1,744
San Juan 28-5......................    Meridian Oil Inc.                      .1              119

     Meridian Oil Inc. is a subsidiary of Burlington Resources Inc. and Blackwood & Nichols Co., Ltd. is a subsidiary of Devon Energy Corporation.

     Well Count and Acreage Summary. The following table shows as of December 31, 1998, 1999 and 2000, the gross and net wells and acreage by proved producing and nonproducing categories for the WI Properties.

                                   NUMBER OF
                                     WELLS                ACRES
                              -----------------    -------------------
                              GROSS         NET     GROSS        NET
                              -----         ---    -------      ------

DECEMBER 31,

1998
     Producing .......         567          70     150,988      20,681
     Nonproducing ....           0           0           0           0
                               ---          --     -------      ------
          Total ......         567          70     150,988      20,681

1999
     Producing .......         573          63     150,988      20,681
     Nonproducing ....           0           0           0           0
                               ---          --     -------      ------
          Total ......         573          63     150,988      20,681
                               ===          ==     =======      ======

2000
     Producing .......         600          68     150,988      20,681
     Nonproducing ....           0           0           0           0
                               ---          --     -------      ------
          Total ......         600          68     150,988      20,681
                               ===          ==     =======      ======

     Of the total gross wells described above at December 31, 2000, 492 gross wells are located in unitized areas. In addition to the above, the Farmout Properties have 22 gross wells.

     Properties Outside Unitized Areas. The WI Properties also include interests held by Quatro Finale in 28 proved developed Fruitland formation coal seam gas wells held in areas outside of Federal Units that are not reflected in the foregoing table. As of December 31, 2000, Quatro Finale's working interest and net revenue interests in these wells averaged 8.5 percent and 6.9 percent, respectively.

     The Farmout Properties consist of a 35 percent net profits interest on a property farmed out to Amoco in La Plata County, Colorado. Such properties are not within any Federal Unit boundary. The Farmout Properties are owned, and most of the wells thereon are operated, by Amoco. Neither Quatro Finale, Williams, WPC, the Delaware Trustee, the Trustee nor the Unitholders are able to influence or control the operation or future development of the Farmout Properties. WPC has advised the Trustee that it believes that a majority of the production from the Farmout Properties is sold by Amoco under short-term marketing arrangements at spot market prices and qualifies for the Section 29 tax credit. No assurance can be given, however, that Amoco will not in the future subject production from the Farmout Properties to long-term sales contracts at non-market responsive prices. A portion of the production from the Farmout Properties is gathered by WFS pursuant to a gathering contract at rates and subject to other terms that were negotiated on an arms-length basis. As of December 31, 2000, 22 gross wells had been drilled on the Farmout Properties. For a further description of the Farmout Properties, see "--The NPI."

THE NPI

     The NPI generally entitles the Trust to receive 81 percent of the NPI Net Proceeds, subject to permanent reduction under certain conditions as described under "--NPI Percentage Changes." The percentage of NPI Net Proceeds which the Trust is entitled to receive was permanently reduced to 60 percent in the fourth quarter of 2000. NPI Net Proceeds consists generally of the aggregate proceeds attributable to (i) Quatro Finale's net revenue interest based on the sale at the Wellhead of gas produced from the WI Properties and (ii) the revenue stream received by Quatro Finale from its 35 percent net profits interest in the Farmout Properties, less (a) Quatro Finale's working interest share of property and production taxes on the WI Properties; (b) Quatro Finale's working interest share of actual operating costs on the WI Properties to the extent in excess of those agreed to be paid by Quattro Finale (as successor to WPC) as described herein; (c) Quatro Finale's working interest share of capital costs on the WI Properties to the extent in excess of those agreed to be paid by Quatro Finale (as successor to WPC) as described herein; and (d) interest on the unrecovered portion, if any, of the foregoing costs at Citibank's Base Rate.

     Most of the wells reflected in the December 31, 2000 Reserve Report were drilled prior to 1994. Significant additional capital expenditures were not incurred during the early years of the production lives of such wells, and it is not anticipated that further significant capital expenditures will be incurred. Consequently, the December 31, 2000 Reserve Report was prepared on the basis that there will be no capital expenditures borne by the Royalty Interests. Nevertheless, the operators and working interest owners of the wells could elect at any time to implement measures to increase the producible reserves. These measures, if implemented, could involve additional compression or enhanced or secondary recovery operations requiring substantial capital expenditures that would be proportionately borne by the Royalty Interests.

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

RESERVE REPORT

     The following table summarizes net proved reserves estimated as of December 31, 2000, and certain related information for the Royalty Interests and Underlying Properties from the December 31, 2000 Reserve Report prepared by Miller and Lents, Ltd., independent petroleum engineers. A summary of the December 31, 2000 Reserve Report is filed as an exhibit to this Form 10-K and incorporated herein by reference. See Note 9 of the Notes to Financial Statements in Item 8 hereof for additional information regarding the net proved reserves of the Trust.

     A net profits interest does not entitle the Trust to a specific quantity of gas but to a portion of the net proceeds derived therefrom. Ordinarily and in the case of the Farmout Properties, proved reserves attributable to a net profits interest are calculated by deducting an amount of gas sufficient, if sold at the prices used in preparing the reserve estimates for such net profits interest, to pay the future estimated costs and expenses deducted in the calculation of the net proceeds of such interest. Because Quatro Finale (as successor to WPC) has agreed to pay certain operating and capital costs with respect to the WI Properties, no amount of gas in respect of such costs has been deducted from the amount of reserves attributable to the WI Properties in determining the amount of reserves attributable to the Royalty Interests. Accordingly, the reserves presented for the Royalty Interests reflect quantities of gas that are free of future costs and expenses (other than production, severance and ad valorem taxes in respect of the WI Properties) if the price and cost assumptions set forth in the December 31, 2000 Reserve Report occur. The December 31, 2000 Reserve Report was prepared in accordance with criteria established by the Commission and, accordingly, is based upon a contractual price for gas for December 2000, of $5.2025 per MMBtu before transportation charges. The December 31, 2000 Reserve Report is also based on the percentage share of NPI Net Proceeds payable to the Trust continuing at 60 percent (permanently reduced from 81 percent since the fourth quarter of 2000) for the remaining life of the reserves.

                                                                   ROYALTY   UNDERLYING
                                                                  INTERESTS  PROPERTIES
                                                                  ---------  ----------

Net Proved Gas Reserves (Bcf)(a)(b) ..........................         39.5       97.7
Estimated Future Net Revenues (in millions)(c) ...............     $  138.3   $  516.5
Discounted Estimated Future Net Revenues (in millions)(c) ....     $   95.1   $  365.9

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

     Based upon the production estimates used in the December 31, 2000 Reserve Report for the January 1, 2001 through December 31, 2003 period, and assuming constant future Section 29 tax credits at the estimated 2000 rate of $1.059 per MMBtu, the estimated total future tax credits available from the production and sale of the net proved reserves from the Royalty Interests would be approximately $13.5 million, having a discounted present value (assuming a 10 percent discount rate) of approximately $12.3 million.

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

HISTORICAL GAS SALES PRICES AND PRODUCTION

     The following table sets forth the actual net production volumes from the WI Properties, weighted average lifting costs and information regarding historical gas sales prices for each of the years ended December 31, 1998, 1999 and 2000:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                             ----------------------------------------
                                                                                1998          1999            2000
                                                                             ----------     ----------     ----------

Production from the WI Properties (MMcf) ...............................         19,671         14,294         12,967
Weighted average lifting costs (dollars per Mcf) .......................     $     0.12     $     0.17     $     0.37
Weighted average sales price of gas produced from the WI Properties
   (dollars per Mcf)....................................................     $     1.15     $     1.06     $     2.02
Average Blanco Hub Spot Price (dollars per MMBtu) ......................     $     1.86     $     2.06     $     3.53

     The published Blanco Hub Spot Price for December 2000 was $6.00 per MMBtu. Information regarding average wellhead sales prices for production from the Farmout Properties is not available to WPC (as manager of Quatro Finale's interests in the Underlying Properties on behalf of Quatro Finale), although WPC has advised the Trustee that it believes production from such properties is currently sold by Amoco under short-term marketing arrangements at spot market prices.

NPI PERCENTAGE REDUCTION

     As described above under "--The NPI," since the Trust's inception, the NPI has generally entitled the Trust to receive 81 percent of NPI Net Proceeds. However, under the terms of the Conveyance, at the point that (i) cumulative gas production since October 1, 1992 from the Underlying Properties has exceeded
178.5 Bcf and (ii) the internal rate of return of the "Aftertax Cash flow per Unit" (as defined below) has equaled or exceeded 12 percent, the percentage of NPI Net Proceeds payable to the Trust in respect of the NPI is automatically and permanently reduced to 60 percent. In such event, Quattro Finale's retained percentage of NPI Net Proceeds is correspondingly increased from 19 percent to 40 percent. For purposes hereof, "Aftertax Cash Flow per Unit" is equal to the sum of the following amounts that a hypothetical purchaser of a Unit in the Public Offering would have received or been allocated if such Unit were held through the date of such determination: (a) total cash distributions per Unit plus (b) total tax credits available per Unit under Section 29 of the IRC less
(c) the net taxes payable per Unit (assuming a Federal income tax rate of 31 percent, which at the time of the formation of the Trust was the highest Federal income tax rate applicable to individuals). Internal rate of return ("IRR") is the annual discount rate (compounded quarterly) that equates the present value of the Aftertax Cash Flow per Unit to the initial price to the public of the Units in the Public Offering (which was $20.00 per Unit).

     Cumulative production since October 1, 1992 from the Underlying Properties has been in excess of 178.5 since 1999. Although the 12 percent internal rate of return of Aftertax Cash Flow per Unit was previously not projected to be reached until the first quarter of 2001, this internal rate of return was in fact reached and exceeded during the fourth quarter of 2000. Consequently, beginning in the fourth quarter of 2000, the percentage of NPI Net Proceeds the Trust is entitled to receive under the NPI has been permanently reduced from 81 percent to 60 percent.

     It is expected that the reduction in the NPI percentage will substantially reduce the distributions paid to the Trust, and in turn the Quarterly Distribution Amount payable to Unitholders, beginning with the Quarterly Distribution Amount for the first quarter of 2001, which generally relates to proceeds from production occurring during fourth quarter 2000.

GAS PURCHASE CONTRACT

     Under the terms of the Gas Purchase Contract, WPX Gas Resources (as successor in interest to WGM) purchases the natural gas produced from the WI Properties (except for certain small volumes) at the Wellhead. The Gas Purchase Contract commenced October 1, 1992 and expires on the termination of the Trust. The Gas Purchase Contract provides for a pricing mechanism during an initial five-year period ("Primary Term") which expired on December 31, 1997. Following the expiration of the Primary Term, the pricing mechanism continues for one or more consecutive additional one-year terms (each such term a "Contract Year") unless and until WPX Gas Resources exercises its annual option, exercisable fifteen (15) days prior to the end of each Contract year, to discontinue purchasing gas from Quatro Finale (as successor to WPC) under the pricing provision of the Gas Purchase Contract and instead purchase gas at a monthly price equal to the "Index Price" as described hereafter. For each of the Contract Years 1998, 1999, 2000 and 2001, WPX Gas Resources did not exercise this option and therefore the pricing mechanism of the Primary Term remained in effect for each of those past years and will continue to remain in effect through at least December 31, 2001. Under this mechanism, the monthly price to be paid by WPX Gas Resources for natural gas purchased pursuant to the Gas Purchase Contract shall be (a) the $1.70 Minimum Purchase Price, less (b) any costs paid by WPX Gas Resources to gather, treat and process the gas and deliver it to specified delivery points and plus (c) under certain circumstances, additional amounts determined as described below:

          (i) If the Index Price in any month during any Contract Year, including 2001, is greater than $1.94 per MMBtu, then WPX Gas Resources will pay Quatro Finale (as successor to WPC) an amount for gas purchased equal to $1.94 per MMBtu, less the costs paid by WPX Gas Resources to gather and process such gas and deliver it to specified delivery points, plus 50 percent of the excess of the Index Price over $1.94 per MMBtu (the "Price Differential"), provided WPX Gas Resources has no accrued Price Credits (see below) in the Price Credit Account (defined below). If WPX Gas Resources has accrued Price Credits in the Price Credit Account, then WPX Gas Resources will be entitled to reduce the amount in excess of the Minimum Purchase Price (before deducting gathering and processing costs and costs to deliver the gas to specified delivery points) that otherwise would be payable by any accrued and unrecouped Price Credits in the Price Credit Account, and WPX Gas Resources will not be obligated to pay Quatro Finale any amounts in excess of the Minimum Purchase Price until such time as all accrued Price Credits have been recouped and a zero balance exists in the Price Credit Account.

          (ii) If the Index Price in any month during any Contract Year, including 2001, is greater than the Minimum Purchase Price but less than or equal to $1.94 per MMBtu, then WPX Gas Resources will pay Quatro Finale an amount for each MMBtu purchased equal to the Index Price less the costs paid by WPX Gas Resources to gather and process such gas and deliver it to specified delivery points, provided WPX Gas Resources has no accrued Price Credits in the Price Credit Account. If WPX Gas Resources has accrued Price Credits in the Price Credit Account, then WPX Gas Resources will be entitled to reduce the amount in excess of the Minimum Purchase Price (before deducting, gathering and processing costs and costs to deliver to specified delivery points) that otherwise would be payable by any accrued and unrecouped Price Credits in the Price Credit Account, and WPX Gas Resources will not be obligated to pay WPC any amounts in excess of the Minimum Purchase Price until such time as all accrued Price Credits have been recouped and a zero balance exists in the Price Credit Account.

          (iii) If the Index Price in any month during any Contract Year, including 2001, is less than the Minimum Purchase Price, then WPX Gas Resources will pay for each MMBtu of gas purchased the Minimum Purchase Price less the costs paid by WPX Gas Resources to gather and process such gas and deliver it at specified delivery points, and WPX Gas Resources will receive a credit (the "Price Credit") from Quatro Finale for each MMBtu of gas purchased by WPX Gas Resources equal to the difference between the Minimum Purchase Price and the Index Price. Quatro Finale is required to establish and maintain an account (the "Price Credit Account") containing the accrued and unrecouped amount of such Price Credits. No Price Credits were accrued in respect of production purchased by WPX Gas Resources prior to January 1, 1994.

     Beginning in 1994, the Index Price has often been below the Minimum Purchase Price, resulting in the periodic accrual of Price Credits in the Price Credit Account. For the year ended December 31, 2000, the Index Price exceeded the Minimum Purchase Price for each month during the year. During 2000, WPX Gas Resources recouped approximately $5.5 million of Price Credits in the Price Credit Account, which, based on the Trust's 81 percent interest in the WI Properties, represented an offset of approximately $4.5 million against royalty income the Trust would have otherwise received during the year. As of December 31, 2000, there were no remaining unrecouped Price Credits in the Price Credit Account.

     To the extent there may in the future be a balance in the Price Credit Account, the entitlement to recoup Price Credits means that if and when the Index Price is above the Minimum Purchase Price, future royalty income paid to the Trust would be reduced until such time as such Price Credits have been fully recouped. Corresponding cash distributions to Unitholders would also be reduced.

     Subsequent to the expiration of the Primary Term of the pricing provision of the Gas Purchase Contract, which occurred on December 31, 1997, WPX Gas Resources has an annual option (which can be exercised only once during the term of the Gas Purchase Contract) to discontinue purchasing gas under the pricing provision of the Gas Purchase Contract by giving written notice of its election to pay solely the Index Price (less the costs paid by WPX Gas Resources to gather, treat and process such gas and deliver it to specified points). If WPX Gas Resources so elects to discontinue paying under the pricing provision, WPX Gas Resources will no longer be entitled to retain the Price Differential when the Index Price exceeds $1.94 per MMBtu and any accrued and unrecouped Price Credits will be extinguished. Since there is no published price in the San Juan Basin for wellhead deliveries, the wellhead price in the Gas Purchase Contract is determined by utilizing a published price which is inclusive of gathering, treating and processing costs. As used herein, "Index Price" means 97 percent of the first of month El Paso Natural Gas Co. -- San Juan Spot Price. The El Paso Natural Gas Co. -- San Juan Spot Price is a posted index price per MMBtu (dry basis) published in Inside F.E.R.C.'s Gas Market Report which is a bi-monthly publication by The McGraw-Hill Companies, Inc. The Gas Purchase Contract provides WPX Gas Resources a one-time option to convert the Index Price from the first of month posting of El Paso Natural Gas Co. -- San Juan Spot Price to the average of the bi-monthly postings for that same index. The Gas Purchase Contract further provides for an alternative indexing mechanism in the event the Inside F.E.R.C.'s Gas Market Report indices are modified or discontinued. All prices used as index prices are delivered prices at the specified point of delivery and are, therefore, before deducting gathering and/or transportation charges, taxes, treating costs or other costs payable prior to the delivery points. During periods when there is a Price Differential, WPX Gas Resources will absorb a portion of the gathering charges based on a formula specified within the Gas Purchase Contract.

     A small volume of gas produced from the WI Properties (less than 5 percent) is sold by the operators of certain wells under gas purchase contracts with other buyers.

     The prices paid to Quatro Finale pursuant to the Gas Purchase Contract are prices payable for the value of gas purchased for production at the Wellhead. Title to the gas purchased pursuant to the Gas Purchase Contract passes to WPX Gas Resources at the Wellhead. WPX Gas Resources is responsible for gathering, treating, processing and marketing all gas purchased pursuant to the Gas Purchase Contract. Approximately 90 percent of the production from the WI Properties is gathered by WPX on behalf of WPX Gas Resources. The balance of the production is gathered on behalf of WPX Gas Resources by third parties. See "--Gas Gathering Contract." The price paid to Quatro Finale pursuant to the Gas Purchase Contract is after deducting the costs incurred by WPX Gas Resources to gather, treat and process such gas (including costs incurred by WPX Gas Resources under the Gas Gathering Contract). Payments to Quatro Finale for gas purchased pursuant to the Gas Purchase Contract are made by WPX Gas Resources on or before the last day of the first calendar month next following the end of each calendar quarter.

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

     The Gas Purchase Contract may not be amended in a manner that would materially adversely affect the revenues to the Trust without the approval of the holders of a majority of the Units present or represented at a meeting of Unitholders at which a quorum (consisting of a majority of the outstanding Units) is present or represented. As noted elsewhere herein, the Units held by Williams (or an affiliate) immediately after the Public Offering may not be voted on any such amendment nor will such Units be counted for quorum purposes so long as such Units are held by Williams (or an affiliate). Effective August 11, 2000, Williams sold all of its remaining holdings of Units to QFIV. A copy of the Gas Purchase Contract is filed as an exhibit to this Form 10-K. The foregoing summary of the material provisions of the Gas Purchase Contract is qualified in its entirety by reference to the terms of such agreement as set forth in such exhibit.

GAS GATHERING CONTRACT

     In accordance with the Confirmation Agreement, effective May 1, 1995, WGM assigned to WPX Gas Resources all of its right, title, interest, duties and obligations under the Gas Gathering Contract, and WPX Gas Resources assumed all of WGM's right, title, interest, duties and obligations thereunder.

     The Gas Gathering Contract, which will be in effect until December 31, 2022, subject to annual extensions thereafter, covers approximately 90 percent of the production from the WI Properties and commits WFS on behalf of WPX Gas Resources to gather such production (except production from 19 wells in the San Juan 29-7 unit as described below), at rates starting at $.35 per Mcf (plus a fuel reimbursement estimated to be 6.2 percent to 7.3 percent of gathered volumes on a Btu equivalent basis, and subject to increase if the CO2 content of the gas exceeds 10 percent) and adjusted annually based on average annual price comparisons determined on the basis of the Blanco Hub Spot Price, provided that the gathering rate will be no less than $.35 per Mcf increased or decreased on the basis of an increase or decrease in a published index measuring the gross domestic product. A significant portion of the gas to be gathered pursuant to the Gas Gathering Contract must first be gathered from the wellhead to a Federal Unit central delivery point by Burlington Resources Gathering Inc. ("Burlington"). WPX Gas Resources has been assigned a one-year gathering contract (with a monthly evergreen provision) whereby Burlington provides interruptible gathering service at the price of $.06 per Mcf which escalates annually at 3 percent, plus actual fuel used (historically averaging approximately .5 percent). It is anticipated that WPX Gas Resources will be able to extend the term of this agreement.

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

     The Gas Gathering Contract was twice amended, each effective as of October 1, 1993, with respect to 19 wells located in the San Juan 29-7 unit. WFS is obligated to gather production from such wells at a rate of $.36 per Mcf (plus a fuel reimbursement of 5.5 percent of the gas received at the Wellhead Receipt Points (as defined)), fixed for a 10 year term. In connection with these amendments to the Gas Gathering Contract, the Trustee received an opinion of counsel to Williams that such amendments need not be submitted for approval by vote of the Unitholders.

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

     Where gas is sold by a lessee to a marketing affiliate such as WPX Gas Resources, the MMS regulations essentially ignore the lessee-affiliate transaction and consider the arm's-length sale by the affiliate as the point of valuation for royalty purposes. Accordingly, Quatro Finale is required to calculate royalty payments based on the price WPX Gas Resources receives when it markets the gas production ("Resale Price"), notwithstanding the price payable by WPX Gas Resources to Quatro Finale pursuant to the Gas Purchase Contract. With respect to the Farmout Properties, Amoco pays royalties based on the price it receives for production from such properties as long as the gas is purchased by nonaffiliates. The NPI Net Proceeds, a portion of which is payable to the Trust, reflects the deduction of all royalty and overriding royalty burdens. The ratio of royalties paid on Federal and Indian lands to the NPI Net Proceeds increases as the Resale Price exceeds the price under the Gas Purchase Contract.

     The MMS regulations permit a lessee to deduct from its gross proceeds its reasonable actual costs of transportation and processing to transport the gas from the lease to the point of sale in calculating the market value of its production. Although WPX Gas Resources deducts the gathering charges paid by it to WFS, Burlington, EFS and Northwest in calculating the wellhead price it pays to Quatro Finale, the MMS could disallow the deduction of some portion of the gathering charges after review of such charges on audit of Quatro Finale's royalty as discussed below. If some portion of the gathering charges is disallowed, the MMS will likely demand additional royalties plus interest on the amount of the underpayment.

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

     On January 5, 2001, the State of New Mexico, acting under authority of the MMS, presented WPC with an Audit Issue Letter for the alleged underpayment of royalties in the amount of $948,501, on gas produced from the Underlying Properties due to federal royalty owners during the time period from January 1992 through December 1996. MMS regulations permit a lessee to deduct from its gross proceeds its reasonable actual costs of transportation and processing to transport the gas from the lease to the point of sale in calculating the market value of its production. The State of New Mexico claims that certain costs of removing and transporting carbon dioxide gas are not deductible. On March 22, 2001, WPC responded to the Audit Issue Letter and contested the State of New Mexico's claim for additional royalties as being contrary to law. While WPC believes that its past computations have been appropriately stated, applying the MMS methodology asserted by the State of New Mexico could potentially result in negative adjustments to amounts previously paid to the Trust of approximately $3,000,000.

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

THE INFILL NPI

     The Royalty Interests include the Infill NPI, a net profits interest on any Infill Wells completed on the WI Properties. No Infill Wells have been drilled and none will be drilled unless the well spacing limitations for coal seam gas wells in the Basin are reduced. If such changes occur and Infill Wells are drilled, the Infill NPI will entitle the

Trust to receive 20 percent of the Infill Net Proceeds. No reserves have been attributed to any Infill Wells in the December 31, 2000 Reserve Report.

WILLIAMS' PERFORMANCE ASSURANCES

     Pursuant to the Conveyance and the Performance Acknowledgement Agreement, Williams has agreed to pay each of the following to the extent not paid by Quatro Finale (as successor to WPC) when due and payable: all liabilities and operating and capital expenses that Quatro Finale is required under the Conveyance to pay as owner of the Underlying Properties, including without limitation, Quatro Finale's obligation to pay operating expenses with respect of the WI Properties up to the cumulative amounts specified in Exhibit B to the Conveyance and the capital costs incurred in respect of the WI Properties to the extent specified in the Conveyance, including amounts which Quatro Finale is obligated to pay with respect to environmental liabilities; (iv) all NPI Net Proceeds, Infill Net Proceeds and other amounts which Quatro Finale is obligated to pay to the Trust under the Conveyance, including amounts which Quatro Finale is obligated to pay with respect to environmental liability; and (v) any proceeds from a sale of any remaining Royalty Interests that Quatro Finale may elect to purchase upon termination of the Trust ((i) through (v) collectively, the "WPC Payment Obligations"). Williams has also agreed, to the extent not paid by WPX Gas Resources when due and payable, to pay all amounts which WPX Gas Resources is required to pay to Quatro Finale (as successor to WPC) in respect of production attributable to the Royalty Interests pursuant to the terms of the Gas Purchase Contract between WPC and WPX Gas Resources (the "WPX Gas Resources Payment Obligations"). In the Confirmation Agreement, Williams expressly confirmed that its agreement to cause the WPX Gas Resources Payment Obligations to be paid in full when due shall continue in full force and effect notwithstanding the assignments by WGM of the Gas Purchase Contract and the Gas Gathering Contract.

     In the event and to the extent that WPC or Quatro Finale, as applicable, does not pay any of the WPC Payment Obligations in full when due and, in the event and to the extent that WPX Gas Resources does not pay any of the WFS Gas Resources Payment Obligations in full when due, the Trustee (but not Unitholders) is entitled, following notice to Williams and demand for payment by the Trustee and after a 10-day cure period, to enforce payment by Williams. Williams' assurance obligations terminate upon the earlier of (i) dissolution of the Trust, (ii) with respect to the WPC Payment Obligations, upon sale or other transfer by Quatro Finale of all or substantially all of the Underlying Properties, (iii) with respect to the WPC Payment Obligations, upon one or more sales or other transfers of a majority or more of Williams' ownership interests in WPC and (iv) with respect to the WPX Gas Resources Payment Obligations, upon one or more sales or other transfers of a majority or more of Williams' ownership interests in WPX Gas Resources; provided that, with respect to (ii),
(iii) and (iv) above, only if the transferee has, at the time of transfer, a rating assigned to outstanding unsecured long-term debt from Moody's Investor Services of at least Baa3 or from Standard & Poor's Corporation of at least BBB- (or an equivalent rating from at least one nationally-recognized statistical rating organization), or such transferee is approved by holders of a majority of outstanding Units, and in any case, the transferee unconditionally agrees in writing, to assume and be bound by Williams' remaining assurance obligations.

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

ITEM 3. LEGAL PROCEEDINGS.

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

                          Sales Price
                      ---------------------     Distributions
2000                    High         Low           per Unit
- ----                  --------     --------     -------------

First Quarter         $ 7.8750     $ 6.1250        $ .402856

Second Quarter        $ 8.1250     $ 7.0625        $ .305108

Third Quarter         $ 9.2500     $ 7.8125        $ .246454

Fourth Quarter        $ 9.3750     $ 7.5000        $ .728103

1999

First Quarter         $     11     $ 9-5/16        $ .410740

Second Quarter        $     11     $ 10-1/4        $ .286977

Third Quarter         $ 10-1/2     $  8-3/4        $ .232301

Fourth Quarter        $      9     $  5-7/8        $ .277213

      At March 1, 2001, there were 9,700,000 Units outstanding and approximately 1,473 Unitholders of record.

ITEM 6. SELECTED FINANCIAL DATA.

                                                           Year Ended December 31,
                                  ---------------------------------------------------------------------------
                                     2000             1999           1998            1997            1996
                                  -----------     -----------     -----------     -----------     -----------

Royalty Income                    $16,817,935     $12,242,379     $16,452,220     $19,121,242     $22,330,613

Distributable Income              $16,319,731     $11,754,647     $15,968,274     $18,545,401     $21,835,994

Distributable Income per Unit     $      1.68     $      1.21     $      1.65     $      1.91     $      2.25

Distributions per Unit            $      1.68     $      1.21     $      1.63     $      1.93     $      2.25

Total Assets at Year End          $30,743,274     $40,272,316     $49,863,338     $61,446,413     $70,162,736

Total Corpus at Year End          $30,670,266     $40,198,727     $49,769,352     $61,271,700     $70,021,573

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

     For 2000, royalty income received by the Trust amounted to $16,817,935 as compared to $12,242,379 and $16,452,220 for 1999 and 1998, respectively. The increase in royalty income in 2000 was primarily due to much higher prices for gas somewhat offset by lower net production from the Underlying Properties as compared to 1999 and 1998. Net production related to the royalty income received by the Trust in 2000 was approximately 12,636,517 MMBtu as compared to 13,968,990 MMBtu and 17,097,192 MMBtu in 1999 and 1998, respectively. Interest income for 2000 was $73,352 as compared to $37,344 and $55,364 for 1999 and 1998. The increase in interest income for 2000 reflects higher average invested balances in 2000.

     General and administrative expenses for 2000 were $571,556 as compared to $525,076 and $539,310 for 1999 and 1998, respectively. The increase in these expenses in 2000 was primarily due to higher accounting services expense in 2000 than 1999 and 1998.

     Distributable income for 2000 was $16,319,731, or $1.68 per Unit, compared to $11,754,647, or $1.21 per Unit, for 1999 and $15,968,274, or $1.65 per Unit,
for 1998. This increase resulted from higher royalty income than in 1999 and 1998.

     Reserve values at December 31, 2000 and December 31, 1999 were impacted by significant increases in natural gas prices used to value the reserves and the permanent reduction in the percentage of NPI Net Proceeds to which the Trust is entitled from 81 percent to 60 percent that occurred during the fourth quarter of 2000. See "Item 2 -- The Royalty Interests -- NPI Percentage Changes." The year end prices required to be utilized in such valuations were $6.35 per Mcf, $1.06 per Mcf and $1.09 per Mcf as at December 31, 2000, 1999 and 1998 respectively.

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

     Accordingly, the royalty income included in distributable income for the years ended December 31, 2000, 1999 and 1998, was based on production volumes and natural gas prices for the twelve months ended in September 30, 2000,

1999 and 1998, respectively, as shown in the table below. The production volumes included in the table are for production attributable to the Underlying Properties, and not production attributable to the Royalty Interests owned by the Trust, and are net of the amount of production attributable to Quatro Finale's royalty obligations to third parties, which are determined by contractual arrangement with such parties.

                                                                Twelve Months Ended September 30,
                                                       ----------------------------------------------------
                                                            2000              1999               1998
                                                       --------------     --------------     --------------
Production, Net (MMBtu)(1)
     WI Properties                                         12,160,658         12,487,946         15,609,101
     Farmout Properties(2)                                  3,439,980          4,757,721          5,498,544
Average Blanco Hub Spot Price ($/MMBtu)                $         2.89     $         2.06     $         2.08
Average Net Wellhead Price WI Properties ($/MMBtu)     $         1.28     $         0.97     $         0.94

- ----------

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The only assets of and sources of income to the Trust are the Royalty Interests, which generally entitle the Trust to receive a share of the net profits from natural gas production from the Underlying Properties. Consequently, the Trust's financial results can be significantly affected by fluctuations in natural gas prices and the Trust has commodity price risk exposure associated with the natural gas markets in the United States. The Royalty Interests do not entitle the Trust to control or influence the operation of the Underlying Properties or the sale of gas produced therefrom. Natural gas produced from the WI Properties, which comprises the majority of production attributable to the Royalty Interests, is currently sold by Quatro Finale pursuant to the terms of the Gas Purchase Contract. Although the Trust is not a party to the Gas Purchase Contract, the Gas Purchase Contract may significantly impact revenues to the Trust. Although the Gas Purchase Contract mitigates the risk to the Trust of low gas prices, it also limits the ability of the Trust to benefit from the effects of higher gas prices, particularly to the extent a balance exists in the Price Credit Account. See "Item 2 -- The Royalty Interests
- -- Gas Purchase Contract" for detailed information about the Gas Purchase Contract and its impact on the Trust and Unitholders.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Audited Statements of Assets, Liabilities and Trust Corpus of the Trust as of December 31, 2000 and 1999, and the related Statements of Distributable Income and Changes in Trust Corpus for each of the three years in the period ended December 31, 2000, are included in this Form 10-K.

                         REPORT OF INDEPENDENT AUDITORS

THE TRUSTEE
WILLIAMS COAL SEAM GAS ROYALTY TRUST

     We have audited the accompanying statements of assets, liabilities and trust corpus of Williams Coal Seam Gas Royalty Trust as of December 31, 2000 and 1999, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of Williams Coal Seam Gas Royalty Trust at December 31, 2000 and 1999, and its distributable income and its changes in trust corpus for each of the three years in the period ended December 31, 2000, on the basis of accounting described in Note 2.


                                                           /s/ ERNST & YOUNG LLP


Tulsa, Oklahoma
March 26, 2001

FINANCIAL STATEMENTS
WILLIAMS COAL SEAM GAS ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                                   December 31,
                                                                             ---------------------------
                                                                                2000            1999
                                                                             -----------     -----------

ASSETS
Current assets - cash and cash equivalents .............................     $    97,569     $   104,693
Royalty interests in oil and gas properties (less accumulated amortization of $107,920,958 and $98,399,040 at December 31,
   2000 and 1999, respectively) (Note 2) ...............................      30,645,708      40,167,623
                                                                             -----------     -----------
Total ..................................................................     $30,743,277     $40,272,316
                                                                             ===========     ===========

LIABILITIES AND TRUST CORPUS

Current liabilities:
     Payable to The Williams Companies, Inc. (Note 4) ..................     $    60,728     $    59,702
     Other accounts payable ............................................          12,280          13,887
                                                                             -----------     -----------
Current liabilities ....................................................          73,008          73,589
Trust corpus (9,700,000 units of beneficial interest authorized and
   outstanding) (Note 2) ...............................................      30,670,266      40,198,727
                                                                             -----------     -----------
Total ..................................................................     $30,743,274     $40,272,316
                                                                             ===========     ===========

STATEMENTS OF DISTRIBUTABLE INCOME

                                                                              Year Ended December 31,
                                                                  ------------------------------------------------
                                                                      2000              1999             1998
                                                                  ------------      ------------      ------------

Royalty income ..............................................     $ 16,817,935      $ 12,242,379      $ 16,452,220
Interest income .............................................           73,352            37,344            55,364
                                                                  ------------      ------------      ------------
 Total ......................................................     $ 16,891,287      $ 12,279,723      $ 16,507,584
General and administrative expenses (Note 4) ................         (571,556)         (525,076)         (539,310)
                                                                  ------------      ------------      ------------
Distributable income ........................................     $ 16,319,731      $ 11,754,647      $ 15,968,274
                                                                  ============      ============      ============
Distributable income per Unit (9,700,000 units) (Note 2) ....     $       1.68      $       1.21      $       1.65
                                                                  ============      ============      ============
Distributions per Unit (Note 5) .............................     $       1.68      $       1.21      $       1.63
                                                                  ============      ============      ============

STATEMENTS OF CHANGES IN TRUST CORPUS

                                                          Year Ended December 31,
                                               ------------------------------------------------
                                                  2000               1999              1998
                                               ------------      ------------      ------------

Trust corpus,  beginning of year .........     $ 40,198,727      $ 49,769,352      $ 61,271,700
Amortization of royalty interests ........       (9,521,918)       (9,615,116)      (11,633,038)
Distributable income .....................       16,319,731        11,754,647        15,968,274
Distributions to Unitholders (Note 5) ....      (16,326,274)      (11,710,156)      (15,837,584)
                                               ------------      ------------      ------------
Trust corpus, end of year ................     $ 30,670,266      $ 40,198,727      $ 49,769,352
                                               ============      ============      ============

- ----------

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

     The Trust was formed to acquire and hold certain net profits interests (the "Royalty Interests") in proved natural gas properties located in the San Juan Basin of New Mexico and Colorado (the "Underlying Properties") owned by WPC. The Trust was initially created effective as of December 1, 1992 with a $100 contribution by WPC. On January 21, 1993, the Royalty Interests were conveyed to the Trust by WPC pursuant to the Net Profits Conveyance (the "Conveyance") dated effective as of October 1, 1992 by and among WPC, Williams, the Trustee and the Delaware Trustee, in consideration for all the 9,700,000 authorized units of beneficial interest in the Trust ("Units"). WPC transferred its Units by dividend to its parent, Williams, which sold an aggregate of 6,131,209 Units to the public through various underwriters in January and February 1993 (the "Public Offering"). During the second quarter of 1995 Williams transferred its remaining Units to Williams Holdings of Delaware, Inc. ("WHD"), a separate holding company for Williams' non-regulated businesses. Effective July 31, 1999, WHD was merged into Williams and by operation of the merger Williams assumed all assets, liabilities and obligations of WHD, including without limitation ownership of WHD's Units. Effective August 11, 2000, Williams sold its Units to Quatro Finale IV LLC, a Delaware limited liability company ("QFIV"), in a privately negotiated transaction. Williams retained the voting rights and a "call" option on the transferred Units and QFIV was granted a "put" option on the Units. Substantially all of the production attributable to the Underlying Properties is from the Fruitland coal formation and constitutes "coal seam" gas that entitles the owners of such production, provided certain requirements are met, to tax credits for Federal income tax purposes pursuant to Section 29 of the Internal Revenue Code of 1986, as amended. Effective May 1, 1997, WPC transferred the Underlying Properties to Quatro Finale, LLC, a non-affiliated Delaware limited liability company ("Quatro Finale").

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

     The only assets of the Trust, other than cash and cash equivalents being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Royalty Interests. The Royalty Interests consist primarily of a net profits interest (the"NPI") in the Underlying Properties. The NPI has generally entitled the Trust to receive 81 percent of the NPI Net Proceeds, as defined below, attributable to (i) gas produced and sold from Quatro Finale's net revenue interests (working interests less lease burdens) in the properties in which Quatro Finale has a working interest (the "WI Properties") and (ii) the revenue stream received by Quatro Finale attributable to its 35 percent net profits interest in 5,348 gross acres in La Plata County, Colorado (the "Farmout Properties"). However, the percentage of NPI Proceeds which the Trust is entitled to receive was subject to permanent reduction to 60 percent under certain conditions, and such a reduction occurred in the fourth quarter of 2000. The Royalty Interests also include a 20 percent interest in Quatro Finale's Infill Net Proceeds, as defined below, from the sale of production if well spacing rules are effectively modified and additional wells are drilled on producing drilling blocks on the WI Properties (the "Infill Wells") during the term of the Trust. No Infill Wells have been drilled on the WI Properties to date. "NPI Net Proceeds" consists generally of the revenue stream received by Quatro Finale from its 35 percent net profits interest in the Farmout Properties, plus the aggregate proceeds attributable to Quatro Finale's net revenue interest, based on the price paid at or in the vicinity of the wellhead (the "Wellhead"), of gas produced from the WI Properties, less Quatro Finale's share of certain taxes and costs. "Infill Net Proceeds" consists generally of the aggregate proceeds, based on the price at the Wellhead, of gas produced from Quatro Finale's net revenue interest in any Infill Wells less certain taxes and costs. The complete definitions of NPI Net Proceeds and Infill Net Proceeds are set forth in the Conveyance.

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

4. RELATED PARTY TRANSACTIONS

     Williams provides accounting, bookkeeping and informational services to the Trust in accordance with an Administrative Services Agreement effective December 1, 1992. The fee is $50,000 per quarter, escalating 3 percent each October 1 commencing October 1, 1993. Amounts payable by the Trust to Williams at December 31, 2000 and 1999 represent the fourth quarter fees. Aggregate fees incurred by the Trust to Williams in 2000, 1999 and 1998 were $249,514, $242,247 and $222,373, respectively.

     Aggregate fees paid by the Trust to the trustees in 2000, 1999 and 1998 were $47,473, $45,863 and $45,921, respectively.

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

6. CONTINGENCIES

     WPX Gas Resources Company ("WPX Gas Resources", as successor in interest to Willams Gas Marketing Company) purchases natural gas produced from the WI Properties (except for certain small volumes) at the wellhead under the terms of a gas purchase contract dated October 1, 1992, as amended (the "Gas Purchase Contract"). The Gas

Purchase Contract provides for a pricing mechanism during an initial five-year period, which expired on December 31, 1997, and continuing for one or more consecutive additional one-year terms unless and until WPX Gas Resources exercises its annual option, exercisable fifteen days prior to the end of each contract year, to discontinue purchasing gas under the pricing mechanism of the Gas Purchase Contract and instead purchase gas at a monthly market-based price. WPX Gas Resources has not exercised this option and therefore the pricing mechanism will continue to remain in effect through at least December 31, 2001.

     Under the pricing mechanism of the Gas Purchase Contract, when the market price is less than $1.70 per MMBtu (the "Minimum Purchase Price"), the Trust will be paid the Minimum Purchase Price for the gas and an account (the "Price Credit Account") will be maintained to identify the accrued and unrecouped amount of payments made to the Trust in excess of the market price. Any amounts in the Price Credit Account are subject to future recoupment when the market price exceeds the Minimum Purchase Price. During 2000, WPX Gas Resources recouped approximately $5.5 million of price credits in the Price Credit Account. As of December 31, 2000, there were no remaining unrecouped price credits in the Price Credit Account. To the extent there may in the future be a balance in the Price Credit Account, the entitlement to recoup price credits means that if and when the index price is above the Minimum Purchase Price, future royalty income paid to the Trust would be reduced until such time as such Price Credit Account is once again reduced to zero. Corresponding cash distributions to Unitholders would also be reduced.

     While the terms of the Gas Purchase Agreement pricing mechanism remain in place and no balance exists in the Price Credit Account, when the market price for natural gas exceeds $1.94 per MMBtu (as was the case during 2000), the Trust receives only 50 percent of the excess of the market price over the $1.94 price per MMBtu.

     The majority of the production attributable to the Trust is within Federal units. Unit participating areas are formed by pooling production from the participating area. Entitlement to the pooled production is based on each party's acreage in the participating area divided by the total participating acreage. Wells drilled outside the participating area may create an enlargement to the participating area and a revision of the Unit ownership entitlement. The Bureau of Land Management ("BLM") must approve Unit participating area expansions. The effective date for Unit expansions is retroactive to the date the well creating the expansion was tested. The revenues presented in the accompanying statements of distributable income are on an entitlement basis and reflect the most recent BLM participating area approvals at December 31, 2000, 1999 and 1998, respectively. There are pending or anticipated applications or approvals for additional participating area enlargements. WPC has advised the Trustee that it does not believe that final approval of these Unit participating area enlargements and the resulting retroactive adjustments, if any, will have a material impact on the revenues as presented in these statements.

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

     On January 5, 2001, the State of New Mexico, acting under authority of the MMS, presented WPC with an Audit Issue Letter for the alleged underpayment of royalties in the amount of $948,501, on gas produced from the Underlying Properties due to federal royalty owners during the time period from January 1992 through December 1996. MMS regulations permit a lessee to deduct from its gross proceeds its reasonable actual costs of transportation and processing to transport the gas from the lease to the point of sale in calculating the market value of its production. The State of New Mexico claims that certain costs of removing and transporting carbon dioxide gas are not deductible. On March 22, 2001, WPC responded to the Audit Issue Letter and contested the State of New Mexico's claim for additional royalties as being contrary to law. While WPC believes that its past computations have been appropriately stated, applying the MMS methodology asserted by the State of New Mexico could potentially result in negative adjustments to amounts previously paid to the Trust of approximately $3,000,000.

7. SUBSEQUENT EVENT

     Subsequent to December 31, 2000, the Trust declared the following distribution:

QUARTERLY RECORD DATE    PAYMENT DATE     DISTRIBUTION  PER UNIT

February 14, 2001        March 1, 2001    $.588028

     The Trustee has estimated the Section 29 tax credit associated with the February 14, 2001 quarterly distribution to be $.24 per Unit.

8. QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following table sets forth the royalty income, distributable income and distributable income per Unit of the Trust for each quarter in the years ended December 31, 2000 and 1999 (in thousands, except per Unit amounts):

      Calendar Quarter       Royalty Income       Distributable Income     Distribution per Unit
      ----------------       --------------       --------------------     ---------------------

2000
  First .........             $  3,927                 $  3,738                 $   0.40
  Second ........                3,183                    3,038                     0.30
  Third .........                2,529                    2,432                     0.25
  Fourth ........                7,179                    7,112                     0.73
                              --------                 --------                 --------
     TOTAL ......             $ 16,818                 $ 16,320                 $   1.68
                              ========                 ========                 ========

1999
  First .........             $  4,111                 $  3,956                 $   0.41
  Second ........                2,916                    2,777                     0.29
  Third .........                2,431                    2,330                     0.24
  Fourth ........                2,784                    2,692                     0.27
                              --------                 --------                 --------
     TOTAL ......             $ 12,242                 $ 11,755                 $   1.21
                              ========                 ========                 ========

     Selected 2000 fourth quarter data are as follows (in thousands except per Unit amounts):

Royalty income ............................................     $ 7,179
Interest income ...........................................          34
General and administrative expenses .......................        (160)
                                                                -------
Distributable income ......................................     $ 7,112
Distributable income per Unit (9,700,000 units) ...........     $   .73
                                                                =======
Distribution per Unit .....................................     $   .73
                                                                =======

9. SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

     The net proved reserves attributable to the Royalty Interests have been estimated as of December 31, 2000, 1999 and 1998, by independent petroleum engineers. In accordance with Statement of Financial Accounting Standards No. 69, estimates of future net revenues from proved reserves have been prepared using contractual gas prices and related costs. The standardized measure of future net revenues from the gas reserves is calculated based on discounting such future net revenues at an annual rate of 10 percent. The Blanco Hub Spot Price for December 2000 of $8.41 per MMBtu, after adjustments for certain costs and provisions of the Gas Purchase Contract, resulted in a weighted average wellhead price of $6.35 per Mcf. The standardized measure of discounted future net revenues below has been reduced by operating and development costs which are paid by Williams and are included in computing the royalty income of the Trust. The standardized measure has not been reduced for income taxes as no income taxes are paid by the Trust (Note 3).

     Numerous uncertainties are inherent in estimating volumes and value of proved reserves and in projecting future production rates and timing of development expenditures. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserve estimates.

     Based on inception to date experience in estimating reserves, production history and other information with regard to the status of the interest in the NPI, the reserve estimates as of January 1, 1998, December 31, 1998 and December 31, 1999 for Royalty Interests were based on a percentage share of NPI Net Proceeds payable to the Trust of 81 percent, adjusted to reflect possible reduction of the NPI upon meeting certain production targets and certain rates of return expected to be met in the future. The reserve estimates as of December 31, 2000 are based on a percentage share of NPI Net Proceeds payable to the Trust reduced to 60 percent.

                                                                                                  Natural Gas(MMcf)
                                                                                                  -----------------

Proved reserves at January 1, 1998......................................................                   102,048
Production..............................................................................                   (20,595)
Revisions of previous estimates.........................................................                   (11,640)
                                                                                                           -------
Proved reserves at December 31, 1998....................................................                    69,813
Production..............................................................................                   (15,509)
Revisions of previous estimates.........................................................                    10,486
                                                                                                           -------
Proved reserves at December 31, 1999....................................................                    64,790
Production..............................................................................                   (13,660)
Revisions of previous estimates.........................................................                   (11,654)
                                                                                                           -------
Proved Reserve at December 31, 2000.....................................................                    38,476
                                                                                                           =======

     All proved reserve estimates presented above at December 31, 2000, 1999 and 1998 and January 1, 1998 are proved developed.

     Proved reserves are estimated quantities of natural gas which geological and engineering data indicate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves which can be expected to be recovered through existing wells with existing equipment and operating methods.

     The following table sets forth the standardized measure of discounted future net revenues at December 31, 2000, 1999 and 1998 relating to proved developed reserves (in thousands):

                                                                  Year Ended December 31,
                                                           ---------------------------------------
                                                             2000            1999          1998
                                                           ---------      ---------      ---------
Future cash inflows                                        $ 170,785      $  66,554      $  73,955
Future production taxes                                      (32,499)        (8,037)        (8,616)
Future net cash flows                                        138,286         58,517         65,339
10% discount factor                                          (43,189)       (14,398)       (16,755)
Standardized measure of discounted future net revenues     $  95,097      $  44,119      $  48,584

     The following table sets forth the changes in the aggregate standardized measure of discounted future net revenues from proved reserves during the years ended December 31, 2000, 1999 and 1998 (in thousands):

                                              2000          1999          1998
                                            --------      --------      --------
Balance at January 1 ..................     $ 44,119      $ 48,584      $ 65,838
Increase (decrease) due to:
   Net sales of coal seam gas .........      (18,948)      (12,812)      (19,498)
   Net changes in prices and costs ....       91,202        (1,355)        2,654
   Development costs incurred .........          240         1,196         1,983
   Net change in cost estimates .......         (240)       (1,196)       (1,983)
   Change in estimated volumes ........      (27,788)        6,758        (8,100)
   Accretion of discount ..............        4,411         4,858         6,584
   Other ..............................        2,101        (1,914)        1,106
                                            --------      --------      --------
                                              50,978        (4,465)      (17,254)
                                            --------      --------      --------
Balance at December 31 ................     $ 95,097      $ 44,119      $ 48,584
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

     Compensation of the Trustee, Delaware Trustee and Transfer Agent. The Trust Agreement provides for compensation to the Trustee and the Delaware Trustee for administrative services, out of the Trust assets. The Trustee was paid a 2000 base amount of $40,000, plus an hourly charge for services in excess of a combined total of 300 hours annually at the Trustee's then standard rate. The Delaware Trustee is paid a fixed annual amount which was initially set at $5,000. The Trustee and the Delaware Trustee received total compensation for 2000 of $41,324 and $6,149, respectively. The base amount of the Trustee's fee and the amount of the Delaware Trustee's fee for administrative services escalate at the rate of 3 percent per year. The Trustee and the Delaware Trustee are each entitled to reimbursement for out-of-pocket expenses. Upon termination of the Trust, the Trustee will receive, in addition to its out-of-pocket expenses, a termination fee in the amount of $8,000.

     The Transfer Agent receives a transfer agency fee of $5.50 annually per account (minimum of $15,000 annually), subject to change each December, based upon the change in the Producers' Price Index as published by the Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued in excess of 10,000 annually. The total fees paid by the Trust to the Transfer Agent in 2000 were $14,715.

     Fees to Williams. Williams will receive, throughout the term of the Trust, an administrative services fee for accounting, bookkeeping and informational services relating to the Royalty Interests as described below in "Item 13--Administrative Services Agreement."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) Security Ownership of Certain Beneficial Owners. The following table sets forth as of March 1, 2001 information with respect to the only Unitholder who was known to the Trustee to be a beneficial owner of more than 5 percent of the outstanding Units.

                                                           NUMBER OF UNITS     PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER                     BENEFICIALLY OWNED    OF CLASS
- ------------------------------------                     ------------------    --------

Quatro Finale IV LLC..................................        3,568,791          36.8%
245 Park Avenue
New York, NY 10167

WILLIAMS'S VOTING AUTHORITY OVER UNITS

     Although Williams sold all of its remaining Units to QFIV effective August 11, 2000, Williams contractually retained the voting rights for those Units irrespective of the sale. Except as noted below, Williams (or its affiliate) has the same voting rights under the Trust Agreement as other Unitholders. Accordingly, so long as Williams (or its affiliate) continues to possess voting control of 36.8 percent of the Units, on any matters brought to a vote of Unitholders requiring the approval of the holders of a majority of Units present or represented at a meeting where a majority of outstanding Units are represented, Williams will likely be able to control the vote with respect to such matters if not less than the 14 percent of additional Units necessary for quorum purposes are represented at such meeting. With respect to the vote on any amendment to the Gas Purchase Contract or the Gas Gathering Contract, the Units held by Williams (or its affiliate) immediately after the Public Offering (and now held by QFIV) may not be voted nor will such Units be counted for purposes of determining if a quorum is present so long as such Units continue to be held by Williams (or its affiliate). This voting limitation will not be applicable to Units Williams (or its affiliate) may acquire, if any, after the date of the Public Offering.

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

     (b) Security Ownership of Management. The Trust has no directors or executive officers. As of March 1, 2001, Bank of America, N.A., the Trustee, held an aggregate of 1,500 Units in various fiduciary capacities, with no investment or voting powers. As of March 1, 2001, Chase Bank (as successor to Chemical Bank Delaware), the Delaware Trustee, did not beneficially own any Units.

     (c) Changes in Control. Subject to the discussion above in this Item 12 under "Williams's Voting Authority Over Units," the Trustee knows of no arrangements the operation of which may at a subsequent date result in a change in control of the Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ADMINISTRATIVE SERVICES AGREEMENT

     Pursuant to the Trust Agreement, Williams and the Trust entered into an Administrative Services Agreement effective December 1, 1992. A copy of the Administrative Services Agreement is filed as an exhibit to this Form 10-K.

     The Administrative Services Agreement obligates the Trust to pay to Williams each quarter an administrative services fee for accounting, bookkeeping and informational services relating to the Royalty Interests. The administrative services fee was $51,500 per calendar quarter commencing October 1, 1993, through and including the quarter ended September 30, 1994, and increases 3 percent each October 1. Accordingly, the total of the administrative services fees paid by the Trust to Williams in 2000 was $249,514.

POTENTIAL CONFLICTS OF INTEREST

     The interests of Quatro Finale and of Williams and its subsidiaries and the interests of the Trust and the Unitholders with respect to the Underlying Properties could at times be different. As a working interest owner in the WI Properties, Quatro Finale could have interests that conflict with the interests of the Trust and Unitholders. For example, such conflicts could be due to a number of factors including, but not limited to, future budgetary considerations and the absence of any contractual obligation on the part of Quatro Finale to spend for development of the WI Properties, except as noted herein. Such decisions may have the effect of changing the amount or timing of future distributions to Unitholders. Quatro Finale's interests may also conflict with those of the Trust and Unitholders in situations involving the sale or abandonment of Underlying Properties. Quatro Finale has the right at any time to sell any of the Underlying Properties subject to the Royalty Interests and under certain circumstances may abandon any of the WI Properties. Such sales or abandonment may not be in the best interest of the Trust. In addition, WPX Gas Resources has the right, exercisable in its sole discretion, to terminate its Minimum Purchase Price commitment under the Gas Purchase Contract. Williams' interests could conflict with those of the Trust and Unitholders to the extent the interests of WPX Gas Resources, under the Gas Purchase Contract, or WFS and WPX Gas Resources, under the Gas Gathering Contract, differ from the interests of the Trust and the Unitholders. Except for amendments to the Gas

Gathering Contract or Gas Purchase Contract that must be approved by the vote of a majority of the Unitholders present at a meeting at which a quorum is present if such amendment would materially adversely affect Trust revenues, no mechanism or procedure has been included to resolve potential conflicts of interest between the Trust and Quatro Finale, Williams, WPC or their affiliates.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as a part of this report:

  1. Financial Statements (included in Item 8 of this report)

                                                                                               PAGE IN THIS
                                                                                                  REPORT
                                                                                               ------------

Report of Independent Auditors                                                                      37
Statements of Assets, Liabilities and Trust Corpus as of December 31, 2000 and 1999                 38
Statements of Distributable Income for each of the three years in the period ended                  38
     December 31, 2000
Statements of Changes in Trust Corpus for each of the three years in the period ended
     December 31, 2000                                                                              38
Notes to Financial Statements                                                                       39

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

23.1     --    Consent of Miller and Lents, Ltd.

99.1     --    The information under the section captioned "Tax Considerations"
               on pages 20-21, and the information under the sections captioned
               "Federal Income Tax Consequences" and "ERISA Considerations" on pages 45-52 of the Prospectus dated January 13, 1993, which constitutes a part of the Registration Statement on Form S-3 of The Williams Companies, Inc. (Registration No. 33-53662) (filed as Exhibit 28.1 to the Registrant's Form 10-K for the year ended
               December 31, 1992 and incorporated herein by reference).

EXHIBIT
NUMBER                                 EXHIBIT

99.2     --    Reserve Report, dated November 21, 1992, on the estimated
               reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty
               Interests and the Underlying Properties as of October 1, 1992, prepared by Miller and Lents, Ltd., independent petroleum engineers, included as Exhibit A of the Prospectus dated January
               13, 1993, which constitutes a part of the Registration Statement on Form S-3 of The Williams Companies, Inc. (Registration No.
               33-53662) (filed as Exhibit 28.1 to the Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

99.3     --    Reserve Report, dated March 6, 2001, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of December 31, 2000, prepared by Miller and Lents, Ltd., independent petroleum engineers.

- ----------

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

                                     WILLIAMS COAL SEAM GAS ROYALTY TRUST

                                     By: BANK OF AMERICA, N.A., TRUSTEE



                                     By:         /s/ RON E. HOOPER
                                         ---------------------------------------
                                                     RON E. HOOPER
                                         Senior Vice President and Administrator

Date: March 30, 2001

            (The Registrant has no directors or executive officers.)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER               DESCRIPTION
- -------              -----------

  3.1    --    Certificate of Trust of Williams Coal Seam Gas Royalty Trust
               (filed as Exhibit 3.1 to the Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

  4.1    --    Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of December 1, 1992, by and among Williams Production Company,
               The Williams Companies, Inc. and Chemical Bank Delaware and Bank
               of America, N.A. (as successor to NationsBank of Texas, N.A.), as trustees (filed as Exhibit 4.1 to the Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

  4.2    --    First Amendment to the Trust Agreement of Williams Coal Seam Gas
               Royalty Trust effective as of December 15, 1992, by and among
               Williams Production Company, The Williams Companies, Inc.,
               Chemical Bank Delaware and Bank of America, N.A. (as successor to
               NationsBank of Texas, N.A.) (filed as Exhibit 4.2 to the
               Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

  4.3    --    Second Amendment to the Trust Agreement of Williams Coal Seam Gas
               Royalty Trust effective as of January 12, 1993, by and among
               Williams Production Company, The Williams Companies, Inc.,
               Chemical Bank Delaware and Bank of America, N.A. (as successor to
               NationsBank of Texas, N.A.) (filed as Exhibit 4.3 to the
               Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

  4.4    --    Net Profits Conveyance effective as of October 1, 1992, by and among Williams Production Company, The Williams Companies, Inc.,
               and Bank of America, N.A. (as successor to NationsBank of Texas,
               N.A.), and Chemical Bank Delaware (filed as Exhibit 4.4 to the
               Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.1     --    Administrative Services Agreement effective December 1, 1992, by and between The Williams Companies, Inc. and Williams Coal Seam
               Gas Royalty Trust (filed as Exhibit 10.1 to the Registrant's Form
               10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.2     --    Gas Purchase Agreement dated October 1, 1992, by and between
               Williams Gas Marketing Company and Williams Production Company
               (filed as Exhibit 10.2 to the Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.3     --    First Amendment to the Gas Purchase Agreement effective January
               12, 1993, by and between Williams Gas Marketing Company and
               Williams Production Company (filed as Exhibit 10.3 to the
               Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.4     --    Gas Gathering and Treating Agreement effective October 1, 1992, by and between Williams Field Services Company and Williams Gas
               Marketing Company (filed as Exhibit 10.4 to the Registrant's Form
               10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.5     --    First Amendment to the Gas Gathering and Treating Agreement
               effective as of January 12, 1993, by and between Williams Field
               Services Company and Williams Gas Marketing Company (filed as
               Exhibit 10.5 to the Registrant's Form 10-K for the year ended
               December 31, 1992 and incorporated herein by reference).

10.6     --    Amendment #2 to the Gas Gathering and Treating Agreement dated as of October 1, 1993, by and between Williams Field Services
               Company and Williams Gas Marketing Company (filed as Exhibit 10.6 to the Registrant's Form 10-K for the year ended December 31,
               1993 and incorporated herein by reference).

10.7     --    Amendment #3 to the Gas Gathering and Treating Agreement dated as of October 1, 1993, by and between Williams Field Services
               Company and Williams Gas Marketing Company (filed as Exhibit 10.7 to the Registrant's Form 10-K for the year ended December 31,
               1993 and incorporated herein by reference).

23.1     --    Consent of Miller and Lents, Ltd.

99.1     --    The information under the section captioned "Tax Considerations"
               on pages 20-21, and the information under the sections captioned
               "Federal Income Tax Consequences" and "ERISA Considerations" on
               pages 45-52 of the Prospectus dated January 13, 1993, which constitutes a part of the Registration Statement on Form S-3 of
               The Williams Companies, Inc. (Registration No. 33-53662) (filed as Exhibit 28.1 to the Registrant's Form 10-K for the year ended
               December 31, 1992 and incorporated herein by reference).

99.2     --    Reserve Report, dated November 21, 1992, on the estimated
               reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty
               Interests and the Underlying Properties as of October 1, 1992,
               prepared by Miller and Lents, Ltd., independent petroleum
               engineers, included as Exhibit A of the Prospectus dated January
               13, 1993, which constitutes a part of the Registration Statement on Form S-3 of The Williams Companies, Inc. (Registration No.
               33-53662) (filed as Exhibit 28.1 to the Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

99.3     --    Reserve Report, dated March 6, 2001, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the
               Underlying Properties as of December 31, 2000, prepared by Miller and Lents, Ltd., independent petroleum engineers.