Form 10-Q
period 2001-03-31
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 2001-05-14
CIK 895007

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2001

                                       or

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

         Number of units of beneficial interest outstanding at May 1, 2001:
9,700,000.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         The financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the "Trustee") of Williams Coal Seam Gas Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Annual Report"). The December 31, 2000 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2001, and the distributable income and the changes in trust corpus for the three-month periods ended March 31, 2001 and 2000, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

         The financial statements as of March 31, 2001 and for the three-month periods ended March 31, 2001 and 2000 included herein have been reviewed by Ernst & Young LLP, independent public accountants, as stated in their report appearing herein.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Bank of America, N.A.,
         as Trustee of Williams Coal Seam Gas Royalty Trust

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of March 31, 2001, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of December 31, 2000, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein) and in our report dated March 26, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2000, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.


                                                 Ernst & Young LLP



Tulsa, Oklahoma
May 14, 2001

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(UNAUDITED)

                                           March 31,         December 31,
ASSETS                                       2001               2000
------                                       ----               ----
Current Assets -
        cash and cash equivalents        $    54,391        $    97,569
Royalty interests in oil
        and gas properties
        (less accumulated
        amortization of
        109,934,593 at
        March 31, 2001
        and $107,920,958 at
        December 31, 2000)                28,632,070         30,645,705
                                         -----------        -----------

TOTAL ASSETS                             $28,686,461        $30,743,274
                                         ===========        ===========


LIABILITIES AND TRUST CORPUS

Current Liabilities -
        trust expenses payable           $   106,798        $    73,008

Trust corpus -
        9,700,000 units of
        beneficial interest
        authorized and
        outstanding                       28,579,663         30,670,266
                                         -----------        -----------

TOTAL LIABILITIES
        AND TRUST CORPUS                 $28,686,461        $30,743,274
                                         ===========        ===========


The accompanying notes are an integral part of these financial statements. See accountants' review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

                                 THREE MONTHS      THREE MONTHS
                                     ENDED             ENDED
                                March 31, 2001    March 31, 2000
                                --------------    --------------
Royalty income                    $5,818,139        $ 3,927,382
Interest income                       21,734             15,327
                                  ----------        -----------
                                   5,839,873          3,942,709

General and administrative
        expenses                     212,969           (204,428)
                                  ----------        -----------
Distributable income              $5,626,904        $ 3,728,281
                                  ==========        ===========
Distributable income
        per unit
        (9,700,000 units)         $      .58        $       .39
                                  ==========        ===========


The accompanying notes are an integral part of these financial statements. See accountants' review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)


                                     THREE MONTHS         THREE MONTHS
                                        ENDED                ENDED
                                    March 31, 2001       March 31, 2000
                                    --------------       --------------
Trust corpus,
        beginning of period         $ 30,670,266         $ 40,198,727
Amortization of royalty
        interests                     (2,013,635)          (2,521,841)
Distributable income                   5,626,904            3,738,281
Distributions to unitholders          (5,703,872)          (3,907,704)
                                    ------------         ------------
Trust corpus, end
        of period                   $ 28,579,663         $ 37,507,463
                                    ============         ============
Distributions per unit
        (9,700,000 units)           $        .59         $        .40
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

         The Trust was formed to acquire and hold certain net profits interests (the "Royalty Interests") in proved natural gas properties located in the San Juan Basin of New Mexico and Colorado (the "Underlying Properties") owned at the time of the Trust's formation by WPC. The Trust was initially created effective as of December 1, 1992 with a $100 contribution by WPC. On January 21, 1993, the Royalty Interests were conveyed to the Trust by WPC pursuant to the Net Profits Conveyance (the "Conveyance") dated effective as of October 1, 1992 by and among WPC, Williams, the Trustee and the Delaware Trustee, in consideration for all the 9,700,000 authorized units of beneficial interest in the Trust ("Units"). WPC transferred its Units by dividend to its parent, Williams, which sold an aggregate of 5,980,000 Units to the public through various underwriters in January and February 1993 (the "Public Offering"). Subsequently, Williams sold to the public an additional 151,209 Units. During the second quarter of 1995 Williams transferred its remaining Units to Williams Holdings of Delaware, Inc. ("WHD"), a separate holding company for Williams's non-regulated businesses. Effective July 31, 1999, WHD was merged into Williams, and by operation of the merger Williams assumed all assets, liabilities and obligations of WHD, including without limitation ownership of WHD's Units. Effective August 11, 2000, Williams sold its Units to Quatro Finale IV LLC, a Delaware limited liability company ("QFIV"), in a privately negotiated transaction. Williams has agreed to hold the transferred Units as nominee for QFIV. Williams retained the voting rights and retained a "call" option on the transferred Units, and QFIV was granted a "put" option on the Units. Substantially all of the production attributable to the Underlying Properties is from the Fruitland coal formation and constitutes "coal seam" gas that entitles the owners of such production, provided certain requirements are met, to tax credits for Federal income tax purposes pursuant to Section 29 of the Internal Revenue Code of 1986, as amended. Effective May 1, 1997, WPC transferred the Underlying Properties, subject to and burdened by the Royalty Interests, to Quatro Finale LLC, a non-affiliated Delaware limited liability company. Ownership of the Underlying Properties reverted back to WPC effective February 1, 2001 under the terms of the May 1, 1997 transaction. Pursuant to a Purchase and Sale Agreement dated March 14, 2001 (the "2001 Transaction Agreement"), and effective March 1, 2001, WPC sold the Underlying Properties subject to and burdened by the Royalty Interests to Quatro Finale V LLC, a non-affiliated Delaware limited liability company (the "2001 Transaction").

        As used in this Report, the term "Quatro Finale" generally refers to either of Quatro Finale LLC or Quatro Finale V LLC that at the time in question was or is the owner of the Underlying Properties. Consequently, unless otherwise dictated by context, "Quatro Finale" generally means (a) with respect to the period May 1, 1997 until February 1, 2001, Quatro Finale LLC (which entity acquired and owned the Underlying Properties effective from May 1, 1997 until February 1, 2001), and (b) with respect to the period from and after March 1, 2001, Quatro Finale V LLC (which entity acquired and has owned the Underlying Properties effective and since March 1, 2001). With respect to the ownership of the Underlying Properties for any period prior to May 1, 1997, and for the period from February 1 through February 28, 2001, references herein to Quatro Finale should be deemed to refer to WPC.

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

        The only assets of the Trust, other than cash and cash equivalents being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Royalty Interests. The Royalty Interests consist primarily of a net profits interest (the "NPI") in the Underlying Properties. From the inception of the Trust until the fourth quarter of 2000, the NPI generally entitled the Trust to receive 81 percent of the NPI Net Proceeds, as defined below, attributable to (i) gas produced and sold from Quatro Finale's net revenue interests (working interests less lease burdens) in the properties in which Quatro Finale has a working interest (the "WI Properties") and (ii) the revenue stream received by Quatro Finale attributable to its 35 percent net profits interest in 5,348 gross acres in La Plata County, Colorado (the "Farmout Properties"). The Royalty Interests also include a 20 percent interest in Quatro Finale's Infill Net Proceeds, as defined below, from the sale of production if well spacing rules are effectively modified and additional wells are drilled on producing drilling blocks on the WI Properties (the "Infill Wells") during the term of the Trust. No Infill Wells have been drilled on the WI Properties to date. "NPI Net Proceeds" consists generally of the revenue stream received by Quatro Finale from its 35 percent net profits interest in the Farmout Properties, plus the aggregate proceeds attributable to Quatro Finale's net revenue interest, based on the price paid at or in the vicinity of the wellhead (the "Wellhead"), of gas produced from the WI Properties, less Quatro Finale's share of certain taxes and costs. "Infill Net Proceeds" consists generally of the aggregate proceeds, based on the price at the Wellhead, of gas produced from Quatro Finale's net revenue interest in any Infill Wells less certain taxes and costs. The complete definitions of NPI Net Proceeds and Infill Net Proceeds are set forth in the Conveyance. The NPI percentage was subject to permanent reduction under certain conditions as described under "Item 1 - Financial Statements, Note 7 - NPI Percentage Reduction." A permanent downward adjustment of the NPI percentage from 81 percent to 60 percent occurred during the fourth quarter of the year 2000. Pursuant to the Conveyance, the NPI percentage is not subject to further reduction or other adjustment regardless of the future amount of cumulative production or the achieved internal rate of return. Thus, the percentage of NPI Net Proceeds which the Trust is entitled to receive was permanently reduced to 60 percent in the fourth quarter of 2000, and Quatro Finale's retained percentage of NPI Net Proceeds was correspondingly increased from 19 percent to 40 percent. See "Item 1 -- Financial Statements,
Note 7 -- NPI Percentage Reduction" below for detailed information about the NPI percentage reduction.

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

         Distributions to Unitholders are recorded when declared by the Trustee (see "Item 1 - Financial Statements, Note 4 - Distributions to Unitholders").

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

5.       SUBSEQUENT EVENTS

         Subsequent to March 31, 2001, the Trust declared the following distribution:

              Quarterly
               Record                     Payment             Distribution
                Date                       Date                 per Unit
                ----                       ----                 --------
            May 15, 2001               May 30, 2001             $ .893012

         The distribution per unit increased from $.588028 in the first quarter of 2001 to $.893012 in the second quarter of 2001. The increase in distributions was mainly the result of higher natural gas prices at the beginning of the year.

6.       CONTINGENCIES

         WPX Gas Resources Company ("WPX Gas Resources", as successor in interest to Williams Gas Marketing Company) purchases natural gas produced from the WI Properties (except for certain small volumes) at the wellhead under the terms of a gas purchase contract dated October 1, 1992, as amended (the "Gas Purchase Contract"). The Gas Purchase Contract provides for a pricing mechanism during an initial five-year period, which expired on December 31, 1997, and continuing for one or more consecutive additional one-year terms unless and until WPX Gas Resources exercises it annual option, exercisable fifteen days prior to the end of each contract year, to discontinue purchasing gas under the pricing mechanism of the Gas Purchase Contract and instead purchase gas at a monthly market based price. WPX Gas Resources has not exercised this option and therefore the pricing mechanism will continue to remain in effect through at least December 31, 2001.

         Under the pricing mechanism of the Gas Purchase Contract, when the market price is less than $1.70 per MMBtu (the "Minimum Purchase Price"), the Trust will be paid the Minimum Purchase Price for the gas and an account (the "Price Credit Account") will be maintained to identify the accrued and unrecouped amount of payments made to the Trust in excess of the market price. Any amounts in the Price Credit Account are subject to future recoupent when the market price exceeds the Minimum Purchase Price. As of March 31, 2001, there were no remaining unrecouped price credits in the Price Credit Account. To the extent there may in the future be a balance in the Price Credit account, the entitlement to recoup price credits means that if and when the index price is above the Minimum Purchase Price, future royalty income paid to the Trust would be reduced until such time as such Price Credit Account is once again reduced to zero. Corresponding cash distributions to Unitholders would also be reduced.

         While the terms of the Gas Purchase Agreement pricing mechanism remain in place and no balance exists in the Price Credit Account, when the market price for natural gas exceeds $1.94 price per MMBtu (as was the case during the first quarter of 2001), the Trust receives only 50 percent of the excess of the market price over the $1.94 price per MMBtu.

         The majority of the production attributable to the Trust is within Federal units. Unit participating areas are formed by pooling production from the participating area. Entitlement to the pooled production is based on each party's acreage in the participating area divided by the total participating acreage. Wells drilled outside the participating area may create an enlargement to the participating area and a revision of the Unit ownership entitlement. The Bureau of Land Management ("BLM") must approve Unit participating area expansions. The effective date for Unit expansions is retroactive to the date the well creating the expansion was tested. The revenues presented in the accompanying statements of distributable income are on an entitlement basis and reflect the most recent BLM participating area approvals at March 31, 2001 and 2000, respectively. There are pending or anticipated applications or approvals for additional participating area enlargements. WPC has advised the Trustee that it does not believe that final approval of these Unit participating area enlargements and the resulting retroactive adjustments, if any, will have a material impact on the revenues as presented in these statements.

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

         On January 5, 2001, the State of New Mexico, acting under authority of the MMS, presented WPC with an Audit Issue Letter for the alleged underpayment of royalties in the amount of $948,501, on gas produced from the Underlying Properties due to federal royalty owners during the time period from January 1992 through December 1996. MMS regulations permit a lessee to deduct from its gross proceeds its reasonable actual costs of transportation and processing to transport the gas form the lease to the point of sale in calculating the market value of its production. The State of New Mexico claims that certain costs of removing and transporting carbon dioxide gas are not deductible. On March 22, 2001, WPC responded to the Audit Issue Letter and contested the State of New Mexico's claim for additional royalties as being contrary to law. While WPC believes that its past computations have been appropriately stated, applying the MMS methodology asserted by the State of New Mexico could potentially result in negative adjustments to amounts previously paid to the Trust of approximately $3,000,000.

7.       NPI PERCENTAGE REDUCTION

         From the Trust's inception until the fourth quarter of 2000, the NPI generally entitled the Trust to receive 81 percent of the NPI Net Proceeds. However, under the terms of the Conveyance, at the point that cumulative production from the Underlying Properties has exceeded 178.5 Bcf of gas and the internal rate of return of the "after tax cash flow per Trust Unit" (as defined in the Conveyance) is equal to or greater than 12 percent, the percentage of NPI Net Proceeds payable in respect of the NPI is automatically and permanently reduced to 60 percent. The NPI percentage is not subject to further reduction or other adjustment regardless of the future amount of cumulative production or the achieved internal rate of return. These criteria for reduction of the NPI percentage were reached or exceeded during the fourth quarter of 2000, and consequently, the percentage of NPI Net Proceeds the Trust is entitled to receive under the NPI has since such time been permanently reduced from 81 percent to 60 percent, and Quatro Finale's retained percentage of NPI Net Proceeds has been correspondingly increased from 19 percent to 40 percent.

         It is expected that the reduction in the NPI percentage will substantially reduce the distributions paid to the Trust, and in turn the Quarterly Distribution Amounts payable to the Unitholders, beginning with the Quarterly Distribution Amount for the first Quarter of 2001, which generally related to the proceeds from production occurring during the fourth quarter of 2000.

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

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

         For the quarter ended March 31, 2001, royalty income received by the Trust amounted to $5,818,139 as compared to $3,927,382 received for the same quarter in 2000. The increase in royalty income is primarily due to higher natural gas prices, partially offset by the reduction in the NPI percentage payable to the Trust from 81% to 60%. Production related to the royalty income received by the Trust in the first quarter of 2001 was 2,263,837 MMBtu at a 60% NPI percentage to the Trust as compared to 3,577,711 MMBtu at an 81% NPI percentage to the Trust for the same quarter in 2000. Interest income for the quarter ended March 31, 2001 was $21,734 compared to $15,327 for the same quarter in 2000. General and administrative expenses during the first quarter of 2001 amounted to $212,969 compared to $204,428 for the same quarter in 2000.

         Distributable income for the quarter ended March 31, 2001 was $5,626,904 or $.58 per Unit compared to $3,728,281 or $.39 per Unit for the first quarter of 2000. This increase was the result of much higher natural gas prices, partially offset by the reduction in the NPI percentage payable to the Trust from 81% to 60%. A distribution of $.588028 per Unit was made on March 1, 2001 to Unitholders of record on February 14, 2001.

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

         Royalty income received by the Trust in a given calendar quarter will generally reflect the sum of (i) proceeds from the sale of gas produced from the WI Properties during the preceding calendar quarter, plus (ii) cash received by Quatro Finale with respect to the Farmout Properties either (a) during the preceding calendar quarter or (b) if received in sufficient time to be paid to the Trust, in the month immediately following such calendar quarter. Accordingly, the royalty income included in distributable income for the quarter ended March 31, 2001 was based on production volumes and natural gas prices for the period October 2000 through December 2000, as shown in the table below. Due to delays associated with the receipt of income related to the Farmout Properties, the Trust's royalty income for the first quarter of 2001 reflects estimated production volumes from the Farmout Properties for the months of September 2000 through November 2000, as shown in the table below. The production volumes included in the table below are for production attributable to the Underlying Properties, and not for production attributable to the Trust's Royalty Interests and are net of the amount of production attributable to Quatro Finale's royalty obligations to third parties, which is determined by contractual arrangement with such parties.

                                          Three Months          Three Months
                                             Ended                  Ended
                                       December 31, 2001      December 31, 2000
                                       -----------------      -----------------
Production (MMBtu)(1)
     WI Properties                         3,011,243(2)            3,640,386(4)
     Farmout Properties                      761,819(3)              776,542(5)

Blanco Hub Spot Price
     ($/MMBtu)(6)                      $        4.98           $        2.43
Net Wellhead Price
     WI Properties ($/MMBtu)(6)        $        2.55           $         .98

-----------------------

(1)      Million British Thermal Units.

(2)      Includes prior period adjustments of (218,422) MMBtu.

(3)      Reflects estimated volumes for September 2000 through November 2000.

(4)      Includes prior period adjustments of 67,046 MMBtu.

(5)      Reflects estimated volumes for September 1999 through November 1999.

(6) Simple average of estimates for the months included in the period presented.


         Production from the WI Properties is generally sold by WPC to WPX Gas Resources pursuant to the Gas Purchase Contract that provides certain protections for Unitholders by providing that WPX Gas Resources will purchase gas at a minimum purchase price of $1.70 even when the applicable index price (which is equal to 97% of the Blanco Hub Spot Price) falls below $1.70 per MMBtu, provided that WPX Gas Resources is entitled to accrue price credits in the amount of any excess of the minimum price so paid over the applicable index price. When the applicable index price exceeds $1.70 per MMBtu WPX Gas Resources is entitled to recoup any price credits previously earned. The Gas Purchase Contract protects and benefits WPX Gas Resources by only requiring it to pay 50% of the difference between the applicable index price and $1.94 per MMBtu when the applicable index price is greater than $1.94 per MMBtu. The Gas Purchase Contract also provides that the price paid for gas by WPX Gas Resources is reduced by the amount of gathering, processing and certain other costs paid by WPX Gas Resources. See "Item 2 - The Royalty Interests - Gas Purchase Contract" in the 2000 Annual Report for detailed information about the Gas Purchase Contract and its impact on Trust income.

         The initial five-year term of the pricing provision ("Primary Term") of the Gas Purchase Contract expired on December 31, 1997. Following the expiration of the Primary Term, the pricing provision will continue in effect for one or more consecutive additional one-year terms (each such term a "Contract Year") unless and until WPX Gas Resources exercises its annual option, exercisable fifteen days prior to the end of each Contract Year, to discontinue purchasing gas from WPC under the pricing provision of the Gas Purchase Contract and instead purchase gas at a monthly price equal to the index price of 97 percent of the Blanco Hub Spot Price. WPX Gas Resources has not yet exercised this option and the pricing mechanism of the Primary Term therefore has been and will continue to remain in effect through at least December 31, 2001.

         The Blanco Hub Spot Price was above $2.00 per MMBtu during the first quarter of 2001 and therefore the applicable index price under the Gas Purchase Contract, which is equal to 97% of the

Blanco Hub Spot Price, was above $1.94 per MMBtu. In general, under the Gas Purchase Contract, the Trust only receives the benefit of 50 percent of any amount by which the applicable index price exceeds $1.94 per MMBtu. Consequently, pursuant to the terms of the Gas Purchase Contract, WPX Gas Resources paid Quatro Finale (as successor to WPC) an amount for gas purchased equal to $1.94 per MMBtu, less the costs paid by WPX Gas Resources to gather and process such gas and deliver it to specified delivery points plus 50 percent of the excess of the applicable index price over $1.94 per MMBtu. The Blanco Hub Spot Price remained above $2.00 per MMBtu in April 2001.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         The only assets of and sources of income to the Trust are the Royalty Interests, which generally entitle the Trust to receive a share of the net profits from natural gas production from the Underlying Properties. Consequently, the Trust's financial results can be significantly affected by fluctuations in natural gas prices and the Trust has commodity price risk exposure associated with the natural gas markets in the United States. The Royalty Interests do not entitle the Trust to control or influence the operation of the Underlying Properties or the sale of gas produced therefrom. Natural gas produced from the WI Properties, which comprises the majority of production attributable to the Royalty Interests, is currently sold by Quatro Finale pursuant to the terms of the Gas Purchase Contract. Although the Trust is not a party to the Gas Purchase Contract, the Gas Purchase Contract may significantly impact revenues to the Trust. Although the Gas Purchase Contract mitigates the risk to the Trust of low gas prices, it also limits the ability of the Trust to benefit from the effects of higher gas prices. See "Item 2 -- The Royalty Interests -- Gas Purchase Contract" in the 2000 Annual Report for detailed information about the Gas Purchase Contract and its impact on the Trust and Unitholders.

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

                           PART II - OTHER INFORMATION

Items 1 through 5.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 WILLIAMS COAL SEAM GAS ROYALTY TRUST

                                 By:  BANK OF AMERICA, N.A., Trustee



                                 By:         /s/ Ron Hooper
                                      ---------------------------------------
                                      Ron Hooper
                                      Senior Vice President and Administrator


               (The Trust has no directors or executive officers.)


Date:  May 14, 2001