Form 10-Q
period 2001-06-30
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 2001-08-14
CIK 895007

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2001
                                                -------------

                                       or

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                        For the transition period from     to
                                                      -----   -----

                         Commission File Number: 1-11608

                      WILLIAMS COAL SEAM GAS ROYALTY TRUST
             (Exact name of registrant as specified in its charter)


                    Delaware                                 75-6437433
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

                                 (214) 209-2400
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                             ---   ---
         Number of units of beneficial interest outstanding at
August 1, 2001:   9,700,000.

                         PART I - FINANCIAL INFORMATION

                         ITEM 1 -- FINANCIAL STATEMENTS

         The financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the "Trustee") of Williams Coal Seam Gas Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto incorporated by reference in the Trust's Annual Report on Form 10-K for the year ended December 31, 2000 (the "2000 Annual Report"). The December 31, 2000 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2001, the distributable income for the three-month and six-month periods ended June 30, 2001 and 2000, and the changes in trust corpus for the six-month periods ended June 30, 2001 and 2000, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

         The financial statements as of June 30, 2001 and for the three-month and six-month periods ended June 30, 2001 and 2000 included herein have been reviewed by Ernst & Young LLP, independent public accountants, as stated in their report appearing herein.

                     Independent Accountants' Review Report

Bank of America, N.A.
  as Trustee of Williams Coal Seam Gas Royalty Trust

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of June 30, 2001, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 2001 and 2000 and the statements of changes in trust corpus for the six- month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Trustee.

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



Tulsa, Oklahoma
August 10, 2001

--------------------------------------------------------------------------------
WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(UNAUDITED)
--------------------------------------------------------------------------------

                                                          June 30,    December 31,
                                                            2001          2000
                                                        -----------   -----------
ASSETS

Current Assets -
         cash and cash equivalents                      $    61,916   $    97,569

Royalty interests in oil and gas properties (less
         accumulated amortization of $112,242,751
         at June 30, 2001 and $107,920,958 at
         December 31, 2000)                             $26,323,912   $30,645,705
                                                        -----------   -----------
TOTAL ASSETS                                            $26,385,828   $30,743,274
                                                        ===========   ===========

LIABILITIES AND TRUST CORPUS

Current Liabilities - trust expenses payable            $   102,825   $    73,008

Trust corpus - 9,700,000 units of beneficial interest
authorized and outstanding                              $26,283,003   $30,670,266
                                                        -----------   -----------
TOTAL LIABILITIES AND TRUST CORPUS                      $26,385,828   $30,743,274
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

--------------------------------------------------------------------------------
WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
--------------------------------------------------------------------------------


                                                    THREE MONTHS       THREE MONTHS
                                                       ENDED              ENDED
                                                   June 30, 2001      June 30, 2000
                                                  ---------------    ---------------
Royalty income                                    $     8,824,049    $     3,182,530

Interest income                                   $        28,169    $        12,844
                                                  ---------------    ---------------
                                                        8,852,218          3,195,374
General administrative expenses                   $      (178,504)   $      (157,060)
                                                  ---------------    ---------------
Distributable income                              $     8,673,714    $     3,038,314
                                                  ===============    ===============

Distributable income per unit (9,700,000 units)   $           .89    $           .31
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

--------------------------------------------------------------------------------
WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
--------------------------------------------------------------------------------


                                                     SIX MONTHS        SIX MONTHS
                                                       ENDED             ENDED
                                                   June 30, 2001     June 30, 2000
                                                  ---------------    --------------
Royalty income                                    $    14,642,188    $     7,109,912

Interest income                                   $        49,903    $        28,171
                                                  ---------------    ---------------
                                                       14,692,091          7,138,083
General administrative expenses                   $      (391,473)   $      (361,488)
                                                  ---------------    ---------------
Distributable income                              $    14,300,618    $     6,776,595
                                                  ===============    ===============

Distributable income per unit (9,700,000 units)   $          1.47    $           .70
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

--------------------------------------------------------------------------------
WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
--------------------------------------------------------------------------------



                                           SIX MONTHS       SIX MONTHS
                                             ENDED             ENDED
                                          June 30, 2001    June 30, 2000
                                          -------------    -------------
Trust corpus, beginning of period          $ 30,670,266    $ 40,198,727

Amortization of royalty interests          $ (4,321,793)   $ (4,591,711)

Distributable income                         14,300,618       6,776,595

Distributions to Unitholders               $(14,366,088)   $ (6,873,071)
                                           ------------    ------------

Trust corpus, end of period                $ 26,283,003    $ 35,510,540
                                           ============    ============

Distributions per unit (9,700,000 units)   $       1.48    $        .71
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

         The Trust was formed to acquire and hold certain net profits interests (the "Royalty Interests") in proved natural gas properties located in the San Juan Basin of New Mexico and Colorado (the "Underlying Properties") owned at the time of the Trust's formation by WPC. The Trust was initially created effective as of December 1, 1992 with a $100 contribution by WPC. On January 21, 1993, the Royalty Interests were conveyed to the Trust by WPC pursuant to the Net Profits Conveyance (the "Conveyance") dated effective as of October 1, 1992 by and among WPC, Williams, the Trustee and the Delaware Trustee, in consideration for all the 9,700,000 authorized units of beneficial interest in the Trust ("Units"). WPC transferred its Units by dividend to its parent, Williams, which sold an aggregate of 5,980,000 Units to the public through various underwriters in January and February 1993 (the "Public Offering"). Subsequently, Williams sold to the public an additional 151,209 Units. During the second quarter of 1995 Williams transferred its remaining Units to Williams Holdings of Delaware, Inc. ("WHD"), a separate holding company for Williams's non-regulated businesses. Effective July 31, 2000, WHD was merged into Williams and by operation of the merger Williams assumed all assets, liabilities and obligations of WHD, including without limitation ownership of WHD's Units. Effective August 11, 2000, Williams sold its Units to Quatro Finale IV LLC, a Delaware limited liability company ("QFIV"), in a privately negotiated transaction. Williams has agreed to hold the transferred Units as nominee for QFIV. Williams retained the voting rights and retained a "call" option on the transferred Units, and QFIV was granted a "put" option on the Units. Substantially all of the production attributable to the Underlying Properties is from the Fruitland coal formation and constitutes "coal seam" gas that entitles the owners of such production, provided certain requirements are met, to tax credits for Federal income tax purposes pursuant to Section 29 of the Internal Revenue Code of 1986, as amended. Effective May 1, 1997, WPC transferred the Underlying Properties, subject to and burdened by the Royalty Interests, to Quatro Finale LLC, a non-affiliated Delaware limited liability company. Ownership of the Underlying Properties reverted back to WPC effective February 1, 2001 under the terms of the May 1, 1997 transaction. Pursuant to a Purchase and Sale Agreement dated March 14, 2001 (the "2001 Transaction Agreement"), and effective March 1, 2001, WPC sold the Underlying Properties subject to and burdened by the Royalty Interests to Quatro Finale V LLC, a non-affiliated Delaware limited liability company (the "2001 Transaction").

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

5.       SUBSEQUENT EVENTS

         Subsequent to June 30, 2001, the Trust declared the following distribution:

           Quarterly
            Record                 Payment               Distribution
             Date                    Date                  per Unit
           ---------               -------               ------------
           August 14               August 29             $    .658096

         The distribution per unit decreased from $.893012 in the second quarter of 2001 to $.658096 in the third quarter of 2001. The decrease in distributions was mainly due to a decline in natural gas prices.

6.       CONTINGENCIES

         WPX Gas Resources Company ("WPX Gas Resources," as successor in interest to Williams Gas Marketing Company), purchases natural gas produced from the WI Properties (except for certain small volumes) at the wellhead under the terms of a gas purchase contract dated October 1, 1992, as amended (the "Gas Purchase Contract"). The Gas Purchase Contract provides for a pricing mechanism during an initial five-year period, which expired on December 31, 1997, and continuing for one or more consecutive additional one-year terms unless and until WPX Gas Resources exercises it annual option, exercisable fifteen days prior to the end of each contract year, to discontinue purchasing gas under the pricing mechanism of the Gas Purchase Contract and instead purchase gas at a monthly market based price. WPX Gas Resources has not exercised this option and therefore the pricing mechanism will continue to remain in effect through at least December 31, 2001.

         Under the pricing mechanism of the Gas Purchase Contract, when the market price is less than $1.70 per MMBtu (the "Minimum Purchase Price"), the Trust will be paid the Minimum Purchase Price for the gas and an account (the "Price Credit Account") will be maintained to identify the accrued and unrecouped amount of payments made to the Trust in excess of the market price. Any amounts in the Price Credit Account are subject to future recoupment when the market price exceeds the Minimum Purchase Price. As of June 30, 2001, there were no remaining unrecouped price credits in the Price Credit Account. To the extent there may in the future be a balance in the Price Credit account, the entitlement to recoup price credits means that if and when the index price is above the Minimum Purchase Price, future royalty income paid to the Trust would be reduced until such time as such Price Credit Account is once again reduced to zero. Corresponding cash distributions to Unitholders would also be reduced.

         While the terms of the Gas Purchase Agreement pricing mechanism remain in place and no balance exists in the Price Credit Account, when the market price for natural gas exceeds $1.94 price per MMBtu (as was the case during the first and second quarters of 2001), the Trust receives a price equal to $1.94 plus only 50 percent of the excess of the market price over the $1.94 price per MMBtu.

         The majority of the production attributable to the Trust is within Federal units. Unit participating areas are formed by pooling production from the participating area. Entitlement to the pooled production is based on each party's acreage in the participating area divided by the total participating acreage. Wells drilled outside the participating area may create an enlargement to the participating area and a revision of the Unit ownership entitlement. The Bureau of Land Management ("BLM") must approve Unit participating area expansions. The effective date for Unit expansions is retroactive to the date the well creating the expansion was tested. The revenues presented in the accompanying statements of distributable income are on an entitlement basis and reflect the most recent BLM participating area approvals at June 30, 2001 and 2000, respectively. There are pending or anticipated applications or approvals for additional participating area enlargements. WPC has advised the Trustee that it does not believe that final approval of these Unit participating area enlargements and the resulting retroactive adjustments, if any, will have a material impact on the Trust's future revenues.

         The Trustee has been advised by WPC that the Minerals Management Service ("MMS"), a subagency of the U.S. Department of the Interior, has from time to time considered the inclusion of the value of the Section 29 tax credits attributable to coal seam gas production in the calculation of gross proceeds for purposes of calculating the royalty that is payable to the MMS. On August 30, 1993, the U.S. Office of the Inspector General (the "OIG") issued an audit report stating that Section 29 tax credits should be included in the calculation of gross proceeds and recommending that the MMS pursue collection of additional royalties with respect to past and future production. On December 8, 1993, however, the Office of the Solicitor of the U.S. Department of the Interior gave its opinion to the MMS that the report of the OIG was incorrect and that Section 29 tax credits are not part of gross proceeds for the purpose of Federal royalty calculations. WPC believes that any such inclusion of the value of Section 29 tax credits for the purposes of calculating royalty payments required to be made on Federal and Indian lands would be inappropriate since all mineral interest owners, including royalty owners, are entitled to Section 29 tax credits for their proportionate share of qualifying coal seam gas production. WPC has advised the Trustee that it would vigorously oppose any attempt by the MMS to require the inclusion of the value of Section 29 tax credits in the calculation of gross proceeds. However, if such regulations were adopted and upheld, royalty payments to the Federal government would be increased which would decrease NPI Net Proceeds and, therefore, the amounts payable to the Trust. The reduction in amounts payable to the Trust would cause a corresponding reduction in associated
Section 29 tax credits available to Unitholders.

         On January 5, 2001, the State of New Mexico, acting under authority of the MMS, presented WPC with an Audit Issue Letter for the alleged underpayment of royalties in the amount of $948,501, on gas produced from the Underlying Properties due to federal royalty owners during the time period from January 1992 through December 1996. MMS regulations permit a lessee to deduct from its gross proceeds its reasonable actual cost of transportation and processing to transport the gas from the lease to the point of sale in calculating the market value of its production. The State of New Mexico claims that certain costs of removing and transporting carbon dioxide gas are not deductible. On March 22, 2001, WPC responded to the Audit Issue Letter and contested the State of New Mexico's claim for additional royalties as being contrary to law. While WPC believes that its past computations have been appropriately stated, applying the MMS methodology asserted by the State of New Mexico could potentially result in reimbursement of amounts previously distributed to the Trust of approximately $3,000,000.

7.       NPI PERCENTAGE REDUCTION

         From the Trust's Inception until the fourth quarter of 2000, the NPI generally entitled the Trust to receive 81 percent of the NPI Net Proceeds. However, under the terms of the Conveyance, at such time as the cumulative production from the Underlying Properties exceeded 178.5 Bcf of gas and the internal rate of return of the "after tax cash flow per Trust Unit" (as defined in the Conveyance) was equal to or greater than 12 percent, the percentage of NPI Net Proceeds payable in respect of the NPI was automatically and permanently reduced to 60 percent. The NPI percentage is not subject to further reduction or other adjustment regardless of the future amount of cumulative production or the achieved internal rate of return. These criteria for reduction of the NPI percentage were reached or exceeded during the fourth quarter of 2000, and consequently, the percentage of NPI Net Proceeds the Trust is entitled to receive under the NPI has since such time been permanently reduced from 81 percent to 60 percent, and Quatro Finale's retained percentage of NPI Net Proceeds has been correspondingly increased from 19 percent to 40 percent.

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

Three Months and Six Months Ended June 30, 2001 Compared to Three Months and Six Months Ended June 30, 2000

         For the quarter ended June 30, 2001, royalty income received by the Trust amounted to $8,824,049 as compared to $3,182,530 received for the same quarter in 2000. The increase in royalty income is primarily due to significantly higher natural gas prices in 2001. Production related to the royalty income received by the Trust in the second quarter of 2001 was 2,468,511 MMBtu as compared to 3,002,460 MMBtu for the same quarter in 2000. Royalty income for the six months ended June 30, 2001 was $14,642,188 as compared to $7,109,912 for the same period in 2000. Production related to the royalty income received by the Trust for the six months ended June 30, 2001 was 4,732,348 MMBtu as compared to 6,580,171 MMBtu for the six months ended June 30, 2000. Higher natural gas prices resulted in significantly higher royalty income for the six months ended June 30, 2001. Interest income for the quarter ended June 30, 2001 was $28,169 compared to $12,844 for the same quarter in 2000. Interest income for the six months ended June 30, 2001 was $49,903 as compared to $28,171 for the same period in 2000. These increases to interest income were due primarily to higher average cash balances due to the increased royalty income discussed above. General and administrative expenses during the second quarter of 2001 amounted to $178,504 compared to $157,060 for the same quarter in 2000. General and administrative expenses for the six months ended June 30, 2001 were $391,473 as compared to $361,488 for the same period in 2000.

         Distributable income for the quarter ended June 30, 2001 was $8,673,714, or $.89 per Unit, compared to $3,038,314, or $.31 per Unit, for the second quarter of 2000. This increase was the result of higher natural gas prices. A distribution of $.893012 per Unit was made on May 30, 2001 to Unitholders of record on May 14, 2001. Distributable income for the six months ended June 30, 2001 was $14,300,618 as compared to $6,776,595 for the same period in 2000. This increase was also the result of higher natural gas prices.

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

         Royalty income received by the Trust in a given calendar quarter will generally reflect the sum of (i) proceeds from the sale of gas produced from the WI Properties during the preceding calendar quarter, plus (ii) cash received by Quatro Finale with respect to the Farmout Properties either (a) during the preceding calendar quarter or (b) if received in sufficient time to be paid to the Trust, in the month immediately following such calendar quarter. Accordingly, the royalty income included in distributable income for the quarter ended June 30, 2001 was based on production volumes and natural gas prices for the period January 2001 through March 2001, as shown in the table below. Due to delays associated with the receipt of income related to the Farmout Properties, the Trust's royalty income for the second quarter of 2001 reflects estimated production volumes from the Farmout Properties for the months of December 2000 through February 2001, as shown in the table below. The production volumes included in the table below are for production attributable to the Underlying Properties, and not for production attributable to the Trust's Royalty Interests and are net of the amount of production attributable to Quatro Finale's royalty obligations to third parties, which is determined by contractual arrangement with such parties.

                                                                Three Months           Three Months
                                                                    Ended                  Ended
                                                               March 31, 2001         March 31, 2000
                                                               ---------------       ----------------
Production (MMBtu) (1)

   WI Properties                                                     3,315,898(2)           2,790,166(4)

   Farmout Properties                                                  749,670(3)             916,575(5)

Blanco Hub Spot Price ($/MMBtu)  (6)                           $          6.62       $           2.30

Net Wellhead Price WI Properties ($/MMBtu) (6)                 $          3.01       $            .99

----------

(1)      Million British Thermal Units.

(2)      Includes prior period adjustments of 258,995 MMBtu.

(3)      Reflects estimated volumes for December 2000 through February 2001.

(4)      Includes prior period adjustments of 131,242 MMBtu.

(5)      Reflects actual volumes for December 1999 through February 2000.

(6)      Simple average of the months included in the period presented.

         Production from the WI Properties is generally sold by WPC to WPX Gas Resources pursuant to the Gas Purchase Contract that provides certain protections for WPC and Unitholders by providing that WPX Gas Resources will purchase gas from WPC at a minimum purchase price of $1.70 even when the applicable index price (which is equal to 97% of the Blanco Hub Spot Price) falls below $1.70 per MMBtu, provided that WPX Gas Resources is entitled to accrue price credits in the amount of any excess of the minimum price so paid over the applicable index price. When the applicable index price exceeds $1.70 per MMBtu, WPX Gas Resources is entitled to recoup any price credits previously accrued. When the applicable index price is greater than $1.94 per MMBtu, the Gas Purchase Contract protects and benefits WPX Gas Resources by allowing it to purchase gas from WPC at a contract price equal to $1.94 per MMBtu plus only 50 percent of the difference between the applicable index price and $1.94 per MMBtu
 . The Gas Purchase Contract also provides that the price paid for gas by WPX Gas Resources is reduced by the amount of gathering, processing and certain other costs paid by WPX Gas Resources. See "Item 2 - The Royalty Interests - Gas Purchase Contract" in the 2000 Annual Report for detailed information about the Gas Purchase Contract and its impact on Trust income.

         The initial five-year term of the pricing provision ("Primary Term") of the Gas Purchase Contract expired on December 31, 1997. Following the expiration of the Primary Term, the pricing provision will continue in effect for one or more consecutive additional one-year terms (each such term a "Contract Year") unless and until WPX Gas Resources exercises its annual option, exercisable fifteen days prior to the end of each Contract Year, to discontinue purchasing gas from WPC under the pricing provision of the Gas Purchase Contract and instead purchase gas at a monthly price equal to the index price of 97 percent of the Blanco Hub Spot Price. WPX has not yet exercised this option and the pricing mechanism of the Primary Term therefore has been and will continue to remain in effect through at least December 31, 2001.

         The Blanco Hub Spot Price was above $2.00 per MMBtu during both the first and second quarters of 2001 and therefore the applicable index price under the Gas Purchase Contract, which is equal to 97% of the Blanco Hub Spot Price, was above $1.94 per MMBtu through such periods. In general, under the Gas Purchase Contract, the Trust only receives the benefit of 50 percent of any amount by which the applicable index price exceeds $1.94 per MMBtu. Consequently, pursuant to the terms of the Gas Purchase Contract, during both the first and second quarters, WPX Gas Resources paid Quatro Finale (as successor to WPC) an amount for gas purchased equal to $1.94 per MMBtu, less the costs paid by WPX Gas Resources to gather and process such gas and deliver it to specified delivery points plus 50 percent of the excess of the applicable index price over $1.94 per MMBtu. The Blanco Hub Spot Price remained above $2.00 per MMBtu in July 2001.

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

                                          WILLIAMS COAL SEAM GAS ROYALTY TRUST

                                          By: BANK OF AMERICA, N.A., Trustee


                                              By: /s/ Ron Hooper
                                                  ------------------------------
                                                  Ron Hooper
                                                  Senior Vice President and
                                                  Administrator


               (The Trust has no directors or executive officers.)


Date:  August 10, 2001