Form 10-K405
period 2001-12-31
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 2002-04-01
CIK 895007

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

(MARK ONE)

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                       OR
     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 1-11608

                                   ----------

                      WILLIAMS COAL SEAM GAS ROYALTY TRUST
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               DELAWARE                                75-6437433
    (State or other jurisdiction of      (I.R.S. employer identification number)
     incorporation or organization)

            TRUST DIVISION                                75202
        ROYALTY TRUST GROUP                            (ZIP CODE)
          BANK OF AMERICA, N.A.
     901 MAIN STREET, 17TH FLOOR
            DALLAS, TEXAS
(Address of principal executive offices)

               Registrant's telephone number, including area code:
                                 (214) 209-2400

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     At March 1, 2002, there were 9,700,000 units of beneficial interest outstanding and the aggregate market value of such units (based on the closing sale price on the New York Stock Exchange) held by non-affiliates of the registrant was approximately $110,095,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:

                                      NONE.


================================================================================

                                TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----
PART I............................................................................................................1
         Item 1.  Business........................................................................................1
                  GLOSSARY .......................................................................................1
                  DESCRIPTION OF THE TRUST........................................................................4
                           Creation and Organization of the Trust ................................................5
                           Assets of the Trust....................................................................5
                           Liabilities of the Trust...............................................................6
                           Duties and Limited Powers of the Trustee ..............................................6
                           Liabilities of the Delaware Trustee and the Trustee ...................................7
                           Termination and Liquidation of the Trust ..............................................7
                  DESCRIPTION OF UNITS............................................................................8
                           Distributions and Income Computations..................................................8
                           Transfer of Royalty Interests..........................................................9
                           Possible Divestiture of Units .........................................................9
                           Periodic Reports to Unitholders.......................................................10
                           Voting Rights of Unitholders..........................................................10
                           Liability of Unitholders..............................................................11
                           Transfer Agent........................................................................11
                  FEDERAL INCOME TAXATION........................................................................11
                           Summary of Certain Federal Income Tax Consequences....................................12
                  ERISA CONSIDERATIONS ..........................................................................17
                  STATE TAX CONSIDERATIONS ......................................................................17
                  REGULATION AND PRICES..........................................................................17
                           Regulation of Natural Gas.............................................................17
                           Environmental Regulation..............................................................18
                           Competition, Markets and Prices.......................................................19
         Item 2.  Properties.....................................................................................20
                  THE ROYALTY INTERESTS..........................................................................20
                           The Underlying Properties.............................................................21
                           The NPI  .............................................................................24
                           Reserve Report........................................................................25
                           Historical Gas Sales Prices and Production............................................27
                           NPI Percentage Reduction..............................................................27
                           Gas Purchase Contract.................................................................28
                           Gas Gathering Contract................................................................30
                           Federal and Indian Lands .............................................................31
                           Sale and Abandonment of Underlying Properties.........................................32
                           The Infill NPI........................................................................33
                           Williams' Performance Assurances .....................................................33
                           Title to Properties...................................................................33
         Item 3.  Legal Proceedings..............................................................................34
         Item 4.  Submission of Matters to a Vote of Security Holders............................................34

PART II..........................................................................................................35
         Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters..........................35
         Item 6.  Selected Financial Data........................................................................35
         Item 7.  Trustee's Discussion and Analysis of Financial Condition and Results of Operations. ...........35
         Item 7A. Quantitative and Qualitative Disclosure About Market Risk......................................37
         Item 8.  Financial Statements and Supplementary Data....................................................38
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........47

PART III.........................................................................................................47
         Item 10. Directors and Executive Officers of the Registrant.............................................47
         Item 11. Executive Compensation.........................................................................48
         Item 12. Security Ownership of Certain Beneficial Owners and Management.................................48
                           Williams's Voting Authority Over Units ...............................................48
         Item 13. Certain Relationships and Related Transactions.................................................49
                           Administrative Services Agreement.....................................................49
                           Potential Conflicts of Interest.......................................................49

PART IV..........................................................................................................50
         Item 14. Exhibits, Financial Statement Schedules and Reports On Form 8-K................................50

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

         "December 31, 2001 Reserve Report" means the Reserve Report, dated January 31, 2002, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of December 31, 2001, prepared by Miller and Lents, Ltd., independent petroleum engineers, a copy of which is filed as an exhibit to this Form 10-K.

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

         "Williams" means The Williams Companies, Inc., a Delaware corporation.

         "WI Properties" means the net revenue interests (working interests less lease burdens) of Quatro Finale in the Underlying Properties including Quatro Finale's interests in 12 Federal producing units in New Mexico.

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

         The Trust has been formed under Delaware law pursuant to the terms of the Trust Agreement to acquire and hold certain net profits interests (the "Royalty Interests") in proved natural gas properties located in the San Juan Basin of New Mexico and Colorado (the "Underlying Properties"). The Royalty Interests were conveyed to the Trust on January 21, 1993 pursuant to the Conveyance for the benefit of the Unitholders. The Trustee has powers to collect and distribute proceeds received by the Trust and to pay Trust liabilities and expenses. The Delaware Trustee has only such powers as are set forth in the Trust Agreement and is not empowered to otherwise manage or take part in the business of the Trust. The Royalty Interests are passive in nature and neither the Delaware Trustee nor the Trustee has any control over or any responsibility relating to the operation of the Underlying Properties. Except for the commitment by WPC to pay the costs incurred to place into production certain proved nonproducing wells, neither WPC, Quatro Finale (as defined below) nor the operators of the Underlying Properties has any contractual commitment to the Trust to further develop the Underlying Properties, to remain as operator with respect to any of the leases on the Underlying Properties or to maintain their ownership interest in any of the properties. However, WPC retained an interest in each of the Underlying Properties immediately after conveyance of the Royalty Interests to the Trust. As described under "Item 2 --The Royalty Interests," effective May 1, 1997, WPC sold the Underlying Properties subject to and burdened by the Royalty Interests to Quatro Finale LLC, a non-affiliated Delaware limited liability company. Ownership of the Underlying Properties reverted back to WPC effective February 1, 2001 pursuant to the terms of the May 1, 1997 transaction. Effective March 1, 2001, WPC sold the Underlying Properties subject to and burdened by the Royalty Interests to Quatro Finale V LLC, a non-affiliated Delaware limited liability company. The sale of the Underlying Properties is expressly permitted under the Trust Agreement. Unless otherwise dictated by context, references herein to Quatro Finale with respect to the ownership of the Underlying Properties for any period prior to May 1, 1997, and for the period from February 1 through February 28, 2001, shall be deemed to refer to WPC. For a description of the Underlying Properties and other information relating to such properties, see "Item 2--Properties--The Royalty Interests."

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

ASSETS OF THE TRUST

         The only assets of the Trust, other than cash and temporary investments being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Royalty Interests. The Royalty Interests consist primarily of a net profits interest (the "NPI") in the Underlying Properties. The NPI has generally entitled the Trust to receive 81 percent of the NPI Net Proceeds, as defined below, attributable to (i) gas produced and sold from Quatro Finale's net revenue interests (working interests less lease burdens) in the properties in which Quatro Finale has a working interest (the "WI Properties") and (ii) the revenue stream received by Quatro Finale attributable to its 35 percent net profits interest on 5,348 gross acres in La Plata County, Colorado (the "Farmout Properties"). However, the percentage of the NPI Proceeds which the Trust is entitled to receive was subject to permanent reduction to 60 percent under certain conditions, and such a reduction occurred in the fourth quarter of 2000. See "Item 2 - Properties--The Royalty Interests--NPI Percentage Reduction." The Royalty Interests also include a 20 percent interest in the Infill Net Proceeds, as defined below (the "Infill NPI"), from the sale of production if well spacing rules are effectively modified and additional wells are drilled on producing drilling blocks on the WI Properties (the "Infill Wells") during the term of the Trust. "NPI Net Proceeds" consists generally of the revenue stream received by Quatro Finale from its 35 percent net profits interest in the Farmout Properties plus the aggregate proceeds attributable to Quatro Finale's net revenue interest based on the price paid at or in the vicinity of the wellhead (the "Wellhead") of gas produced from the WI Properties less Quatro Finale's share of certain taxes and costs. "Infill Net Proceeds" consists generally of the aggregate proceeds based on the price at the Wellhead of gas produced from Quatro Finale's net revenue interest on any Infill Wells less certain taxes and costs. The complete definitions of NPI Net Proceeds and Infill Net Proceeds are set forth in the Conveyance. See "Item 2--Properties--The Royalty Interests" for more information.

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

         The Trustee is authorized and directed to sell and convey the Royalty Interests without Unitholder approval in certain instances as described in the Trust Agreement, including (i) upon termination of the Trust, (ii) commencing January 1, 2003, if a portion of the NPI ceases to produce or is not capable of producing in commercially paying quantities (see "Item 2--Properties--The Royalty Interests--Sale and Abandonment of Underlying Properties") and (iii) in connection with payment of a purchase price adjustment for uncompleted wells or successful Southern Ute Indian claims (see "Item 2--Properties--The Royalty Interests--Purchase Price Adjustments" and "--Title to Properties"). The Trustee is empowered by the Trust Agreement to employ consultants and agents (including WPC and Williams) and to make payments of all fees for services or expenses out of the assets of the Trust. The Trust has no employees. The administrative functions of the Trust are performed by the Trustee.

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

TERMINATION AND LIQUIDATION OF THE TRUST

         The Trust will not terminate prior to January 1, 2003, except upon the affirmative vote of the holders of not less than 75 percent of the outstanding Units to liquidate the Trust. Thereafter, the Trust will terminate upon the first to occur of (i) an affirmative vote of the holders of not less than a majority of the outstanding Units to liquidate the Trust; (ii) such time as the ratio of the cash amounts received by the Trust from the Royalty Interests (excluding deductions for capital expenditures for enhanced recovery or similar operations on the WI Properties) to administrative costs of the Trust is less than 1.2 to 1.0 for three consecutive calendar quarters; (iii) such time as the Royalty Interests held by the Trust have been sold by the Trust; (iv) March 1 of any calendar year if, based on a reserve report as of December 31 of the prior year, it is determined that, as of such date, the net present value (discounted at 10 percent) of the estimated future net revenues (calculated in accordance with criteria established by the Securities and Exchange Commission (the "Commission") but using the average monthly Blanco Hub Spot Price (as defined; see "Item 2--Properties--The Royalty Interests--Gas Purchase Contract")) of proved reserves attributable to the Royalty Interests is equal to or less than $30 million; and (v) December 31, 2012 (the date of any such occurrence is referred to herein as the "Termination Date"). Following termination, the Trustee and the Delaware Trustee will continue to act as trustees of the Trust until all remaining Trust assets have been sold and the net proceeds from such sales distributed to Unitholders.

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


                              DESCRIPTION OF UNITS

         Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 1, 2002, there were 9,700,000 Units outstanding. The Trust may not issue additional Units.

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

TRANSFER OF ROYALTY INTERESTS

         WPC or its assigns may, at any time after January 1, 2003, purchase for cash all Royalty Interests attributable to Underlying Properties which are uneconomical to operate. See "Item 2--Properties--The Royalty Interests--Title to Properties" and "--Sale and Abandonment of Underlying Properties." Upon termination of the Trust, any remaining Royalty Interests will be sold by the Trust and any such sales may, and under certain circumstances will, be made to WPC or Williams or their respective successors or assigns. See "--Description of the Trust--Termination and Liquidation of the Trust."

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

         The Trustee files such returns for Federal income tax purposes as it is required to comply with applicable law. The Trustee mails to each party who was a Unitholder of record (i) on the quarterly record date for such quarter or (ii) on a Special Distribution Amount record date occurring during such quarter (if any), a report which shows in reasonable detail the information necessary to permit each Unitholder to make all calculations reasonably necessary for tax purposes. The Trustee treats all income, credits and deductions recognized during each quarter as having been recognized by holders of record on the quarterly record date established for the distribution unless otherwise advised by counsel. Available year-end tax information permitting each Unitholder to make all calculations reasonably necessary for tax purposes is distributed by the Trustee to Unitholders no later than March 15 of the following year.

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

Income and Deductions.......................      The income of the Trust consists primarily of a specified share of the proceeds from the sale of coal seam gas produced from the Underlying
                                                  Properties. During 2001, the Trust earned interest income on funds held for distribution and made adjustments to the cash reserve maintained for the payment of contingent or future obligations of the Trust. The deductions of the Trust consist of severance taxes and administrative expenses. In addition, each Unitholder is entitled to depletion deductions. See "Unitholder's Depletion Allowance" below.

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

Section 29 Tax Credits......................      Unitholders will be entitled, provided certain requirements are met, to claim tax credits pursuant to Section 29 of the IRC with respect to sales of coal seam gas production attributable to the NPI, the gross income from which is included in their taxable income. The Section 29 tax credit provides to a taxpayer a dollar-for-dollar reduction in his regular
                                                  Federal income tax liability, and, therefore, generally provides to him a greater benefit than a deduction which merely reduces the amount of his taxable income. The Section 29 tax credit applies to coal seam gas produced and sold prior to January 1, 2003 from qualifying wells. For a
                                                  Unitholder who owned the same Units of record on all four quarterly record dates during 2001, the available Section 29 tax credit is approximately
                                                  $1.286464 per Unit, based on the first estimate of the GNP implicit price deflator published by the Bureau of Economic Analysis.

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

Limits on Unitholder's Use of Credits.......      In any year, a Unitholder is permitted to reduce his regular Federal income tax liability by the Section 29 tax credits allocated to such
                                                  Unitholder for such year on a dollar-for-dollar basis, but only to the extent such Unitholder's regular tax liability exceeds his alternative minimum tax liability (with certain adjustments). Any amount of Section 29 tax credit in excess of a Unitholder's total regular Federal income tax liability for a year is permanently lost. Section 29 tax credits cannot be used to reduce a Unitholder's liability for any alternative minimum tax for any taxable year. However, any Unitholder subject to the alternative minimum tax can carry forward his alternative minimum tax credit indefinitely (subject to the applicable rules governing such carryforward(s)).

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

                                                  Unless the final information issued by the U.S. Treasury Department at the end of March regarding the amount of the Section 29 credit for 2001 differs materially from the Trustee's estimate, the final information will be contained in the next quarterly report. However, to the extent the final information issued by the U.S. Treasury Department causes the tax credit amounts for 2001 to materially differ from the Trustee's estimates contained in the 2001 Tax Information booklet, the Trustee will promptly mail final tax credit information to each affected Unitholder.

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

Substantial Understatement Penalty..........      Section 6662 of the IRC imposes a penalty in certain circumstances for a substantial understatement of taxes if a taxpayer's tax liability is understated by more than the greater of (i) 10 percent of the taxes required to be shown on the return or (ii) $5,000 ($10,000 for most corporations). The penalty (which is not deductible) is 20 percent of the understatement.

                                                  Except in the case of understatements attributable to "tax shelter" items, which are subject to special rules discussed below, an item of understatement will not give rise to the penalty if: (i) there is or was
                                                  "substantial authority" for the taxpayer's treatment of the item, (ii) all the facts relevant to the tax treatment of the item are adequately disclosed on the return or on a statement attached to the return and there is a reasonable basis for the tax treatment of such item, or (iii) there is reasonable cause and the taxpayer acted in good faith.

                                                  In the case of understatements attributable to "tax shelter" items by noncorporate taxpayers, the substantial understatement penalty may be avoided only if: (i) the taxpayer establishes that, in addition to having substantial authority for his position, he reasonably believed that the treatment claimed was more likely than not the proper treatment of the item, or (ii) there is reasonable cause and the taxpayer acted in good faith. In the case of understatements attributable to "tax shelter" items by corporate taxpayers, effective for transactions occurring after
                                                  December 8, 1994, the substantial authority and reasonable belief exception does not apply. Accordingly, in a transaction occurring after
                                                  December 8, 1994, if a corporate taxpayer has a substantial understatement attributable to a "tax shelter" item, penalties apply unless the corporate taxpayer can show reasonable cause and good faith. For transactions involving corporate taxpayers and substantial understatements attributable to "tax shelter" items occurring before December 9, 1994, the rules applicable to noncorporate taxpayers apply. A "tax shelter" item is an item (e.g., income, gain, loss, deduction, credit) attributable to a partnership or other entity, any investment plan or

                                                  arrangement, or any other plan or arrangement, if a significant purpose of such partnership, entity, plan or arrangement is the avoidance or evasion of income tax. For transactions entered into before August 6, 1997, the relevant standard is whether tax avoidance or evasion of income tax was the principal purpose of the entity, plan, or arrangement.

                                                  No assurance is given either by the Trustee or counsel to the Trustee as to the possible application of this penalty, in part because such application depends largely upon the individual circumstances under which the Units were acquired. As a result, purchasers of Units in and after the
                                                  Public Offerings should consult with their personal tax advisors.

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

         Unitholders should consider state and local tax consequences of holding Units. The Trust owns Royalty Interests burdening gas properties located in New Mexico and Colorado. Both New Mexico and Colorado have income taxes applicable to individuals and corporations (subject to certain exceptions for S corporations). A Unitholder is generally required to file state income tax returns and/or pay taxes in those states and may be subject to penalties for failure to comply with such requirements. In addition, these states may require the Trust to withhold tax from distributions to Unitholders to the extent such distributions are attributable to income from properties located in such states.

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

         Demand for natural gas has decreased recently in response to weakened domestic economic conditions, relatively lower prices for alternative energy sources, and other factors. Decreased demand has recently resulted in lower prices for natural gas. In addition, in the recent short term, demand for natural gas production in the United States has generally resulted in increased competitive pressure and significantly higher natural gas prices. The existence or effect of any shortages or excesses of natural gas production capacity as may exist in the future cannot be predicted with certainty. See "Item 2--Properties--The Royalty Interests--Historical Gas Sales Prices and Production."

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

         As used in this Report, the term "Quatro Finale" generally refers to either of Quatro Finale LLC or Quatro Finale V LLC that at the time in question was or is the owner of the Underlying Properties. Consequently, unless otherwise dictated by context, "Quatro Finale" generally means (a) with respect to the period May 1, 1997 until February 28, 2001, Quatro Finale LLC (which entity acquired and owned the Underlying Properties effective from May 1, 1997 until February 1, 2001), and (b) with respect to the period from and after March 1, 2001, Quatro Finale V LLC (which entity acquired and has owned the Underlying Properties effective and since March 1, 2001). Notwithstanding the foregoing, with respect to the ownership of the Underlying Properties for any period prior to May 1, 1997, and for the period from February 1 through February 28, 2001, references herein to Quatro Finale should be deemed to refer to WPC.

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

         The following table reflects certain information from the Reserve Report as of December 31, 2001 prepared by Miller and Lents, Ltd. dated January 31, 2002 (the "December 31, 2001 Reserve Report") regarding the Federal Units in which the WI Properties participate. At December 31, 2001, the WI Properties covered 631 gross (73 net) coal seam gas wells with working interests ranging from .0589 percent to 100 percent, with an average working interest of approximately 11.52 percent. The Royalty Interests participate in each Federal Unit and participating area in which the WI Properties participate based on the acreage containing wells with proved reserves on December 31, 2001.

                                                                          UNDERLYING PROPERTIES
                                                                         ------------------------
                                                                                       ESTIMATED
                                                                                      DISCOUNTED
                                                                                      FUTURE NET
                                                                         NET PROVED     REVENUES
                                                                          RESERVES    (DISCOUNTED
FEDERAL UNIT                              FEDERAL UNIT OPERATOR            (BCF)         AT 10%)
------------                              ---------------------          ----------   -----------
                                                                              (IN THOUSANDS)
San Juan 30-5......................    Phillips Petroleum Company           13.9        $ 9,216
San Juan 30-6......................    Meridian Oil Inc.                    12.9          9,495
San Juan 32-8......................    Phillips Petroleum Company           11.3          7,853
San Juan 29-6......................    Phillips Petroleum Company            7.5          5,472
San Juan 32-7......................    Phillips Petroleum Company           12.5          8,758
San Juan 32-9......................    Meridian Oil Inc.                     3.0          2,243
San Juan 31-6......................    Phillips Petroleum Company            5.1          3,557
San Juan 29-7......................    Meridian Oil Inc.                     3.4          2,315
Northeast Blanco...................    Blackwood & Nichols Co., Ltd.         2.0          1,546
San Juan 29-5......................    Phillips Petroleum Company             .7            513
Huerfano...........................    Meridian Oil Inc.                     1.8            603
San Juan 28-6......................    Meridian Oil Inc.                      .1             22
San Juan 28-5........                  Meridian Oil Inc.                       0              0

         Meridian Oil Inc. is a subsidiary of Burlington Resources Inc. and Blackwood & Nichols Co., Ltd. is a subsidiary of Devon Energy Corporation.

         Well Count and Acreage Summary. The following table shows as of December 31, 1999, 2000 and 2001, the gross and net wells and acreage by proved producing and nonproducing categories for the WI Properties.

                                      NUMBER OF
                                        WELLS                       ACRES
                                ---------------------       ---------------------
DECEMBER 31,                     GROSS          NET          GROSS          NET
                                -------       -------       -------       -------
1999
     Producing ..........           573            63       150,988        20,681
     Nonproducing .......             0             0             0             0
                                -------       -------       -------       -------
          Total .........           573            63       150,988        20,681
                                =======       =======       =======       =======
2000
     Producing ..........           600            68       150,988        20,681
     Nonproducing .......             0             0             0             0
                                -------       -------       -------       -------
          Total .........           600            68       150,988        20,681
                                =======       =======       =======       =======

2001
     Producing ..........           631            73       150,988        20,681
     Nonproducing .......             0             0             0             0
                                -------       -------       -------       -------
          Total .........           631            73       150,988        20,681
                                =======       =======       =======       =======

         Of the total gross wells described above at December 31, 2001, 533 gross wells are located in unitized areas. In addition to the above, the Farmout Properties have 22 gross wells.

         Properties Outside Unitized Areas. The WI Properties also include interests held by Quatro Finale in 25 proved developed Fruitland formation coal seam gas wells held in areas outside of Federal Units that are not reflected in the foregoing table. As of December 31, 2001, Quatro Finale's working interest and net revenue interests in these wells averaged 8.5 percent and 6.9 percent, respectively.

         The Farmout Properties consist of a 35 percent net profits interest on a property farmed out to Amoco in La Plata County, Colorado. Such properties are not within any Federal Unit boundary. The Farmout Properties are owned, and most of the wells thereon are operated, by Amoco. Neither Quatro Finale, Williams, WPC, the Delaware Trustee, the Trustee nor the Unitholders are able to influence or control the operation or future development of the Farmout Properties. WPC has advised the Trustee that it believes that a majority of the production from the Farmout Properties is sold by Amoco under short-term marketing arrangements at spot market prices and qualifies for the Section 29 tax credit. No assurance can be given, however, that Amoco will not in the future subject production from the Farmout Properties to long-term sales contracts at non-market responsive prices. A portion of the production from the Farmout Properties is gathered by WFS pursuant to a gathering contract at rates and subject to other terms that were negotiated on an arms-length basis. As of December 31, 2001, 22 gross wells had been drilled on the Farmout Properties. For a further description of the Farmout Properties, see " -- The NPI."

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

         Most of the wells reflected in the December 31, 2001 Reserve Report were drilled prior to 1994. Significant additional capital expenditures were not incurred during the early years of the production lives of such wells, and it is not anticipated that further significant capital expenditures will be incurred. Consequently, the December 31, 2001 Reserve Report was prepared on the basis that there will be no capital expenditures borne by the Royalty Interests. Nevertheless, the operators and working interest owners of the wells could elect at any time to implement measures to increase the producible reserves. These measures, if implemented, could involve additional compression or enhanced or secondary recovery operations requiring substantial capital expenditures that would be proportionately borne by the Royalty Interests.

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

RESERVE REPORT

         The following table summarizes net proved reserves estimated as of December 31, 2001, and certain related information for the Royalty Interests and Underlying Properties from the December 31, 2001 Reserve Report prepared by Miller and Lents, Ltd., independent petroleum engineers. A summary of the December 31, 2001 Reserve Report is filed as an exhibit to this Form 10-K and incorporated herein by reference. See Note 9 to "Item 8--Financial Statements and Supplementary Data--Notes to Financial Statements" for additional information regarding the net proved reserves of the Trust.

         A net profits interest does not entitle the Trust to a specific quantity of gas but to a portion of the net proceeds derived therefrom. Ordinarily and in the case of the Farmout Properties, proved reserves attributable to a net profits interest are calculated by deducting an amount of gas sufficient, if sold at the prices used in preparing the reserve estimates for such net profits interest, to pay the future estimated costs and expenses deducted in the calculation of the net proceeds of such interest. Because Quatro Finale (as successor to WPC) has agreed to pay certain operating and capital costs with respect to the WI Properties, no amount of gas in respect of such costs has been deducted from the amount of reserves attributable to the WI Properties in determining the amount of reserves attributable to the Royalty Interests. Accordingly, the reserves presented for the Royalty Interests reflect quantities of gas that are free of future costs and expenses (other than production, severance and ad valorem taxes in respect of the WI Properties) if the price and cost assumptions set forth in the December 31, 2001 Reserve Report occur. The December 31, 2001 Reserve Report was prepared in accordance with criteria established by the Commission and, accordingly, is based upon a contractual price for gas for December 2001, of $2.48 per MMBtu before transportation charges. The December 31, 2001 Reserve

Report is also based on the percentage share of NPI Net Proceeds payable to the Trust continuing at 60 percent (permanently reduced from 81 percent since the fourth quarter of 2000) for the remaining life of the reserves.

                                                                                 ROYALTY    UNDERLYING
                                                                                INTERESTS   PROPERTIES
                                                                                ---------   ----------
Net Proved Gas Reserves (Bcf)(a)(b) ......................................         45.3         87.5
Estimated Future Net Revenues (in millions)(c) ...........................       $ 48.9       $ 88.9
Discounted Estimated Future Net Revenues (in millions)(c) ................       $ 34.4       $ 62.9

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

         Based upon the production estimates used in the December 31, 2001 Reserve Report for the January 1, 2002 through December 31, 2002 period, and assuming constant future Section 29 tax credits at the estimated 2001 rate of $1.076 per MMBtu, the estimated total future tax credits available from the production and sale of the net proved reserves from the Royalty Interests would be approximately $8.0 million, having a discounted present value (assuming a 10 percent discount rate) of approximately $7.6 million.

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

         Information concerning historical changes in net proved reserves attributable to the Underlying Properties, and the calculation of the standardized measure of discounted future net revenues related thereto, are contained in Note 9 to "Item 8--Financial Statements and Supplementary Data--Notes to Financial Statements". Williams has not filed reserve estimates covering the Underlying Properties with any Federal authority or agency other than the Commission.

HISTORICAL GAS SALES PRICES AND PRODUCTION

         The following table sets forth the actual net production volumes from the WI Properties, weighted average lifting costs and information regarding historical gas sales prices for each of the years ended December 31, 1999, 2000 and 2001:

                                                                                       YEAR ENDED DECEMBER 31,
                                                                              -----------------------------------------
                                                                                 2001            2000           1999
                                                                              ----------      ----------     ----------
Production from the WI Properties (MMcf) ..............................           15,937          12,967         14,294
Weighted average lifting costs (dollars per Mcf) ......................       $      .24      $     0.37     $     0.17
Weighted average sales price of gas produced from the WI Properties
   (dollars per Mcf) ..................................................       $     1.91      $     2.02     $     1.06
Average Blanco Hub Spot Price (dollars per MMBtu) .....................       $     3.75      $     3.53     $     2.06

         The published Blanco Hub Spot price for December 2001 was $2.09 per MMBtu. Information regarding average wellhead sales prices for production from the Farmout Properties is not available to WPC (as manager of Quatro Finale's interests in the Underlying Properties on behalf of Quatro Finale), although WPC has advised the Trustee that it believes production from such properties is currently sold by Amoco under short-term marketing arrangements at spot market prices.

NPI PERCENTAGE REDUCTION

As described above under "--The NPI," since the Trust's inception, the NPI has generally entitled the Trust to receive 81 percent of NPI Net Proceeds. However, under the terms of the Conveyance, at the point that (i) cumulative gas production since October 1, 1992 from the Underlying Properties has exceeded
178.5 Bcf and (ii) the internal rate of return of the "Aftertax Cash flow per Unit" (as defined below) has equaled or exceeded 12 percent, the percentage of NPI Net Proceeds payable to the Trust in respect of the NPI is automatically and permanently reduced to 60 percent. In such event, Quatro Finale's retained percentage of NPI Net Proceeds is correspondingly increased from 19 percent to 40 percent. For purposes hereof, "Aftertax Cash Flow per Unit" is equal to the sum of the following amounts that a hypothetical purchaser of a Unit in the Public Offering would have received or been allocated if such Unit were held through the date of such determination: (a) total cash distributions per Unit plus (b) total tax credits available per Unit under Section 29 of the IRC less
(c) the net taxes payable per Unit (assuming a Federal income tax rate of 31 percent, which at the time of the formation of the Trust was the highest Federal income tax rate applicable to individuals). Internal rate of return ("IRR") is the annual discount rate (compounded quarterly) that equates the present value of the Aftertax Cash Flow per Unit to the initial price to the public of the Units in the Public Offering (which was $20.00 per Unit).

Cumulative production since October 1, 1992 from the Underlying Properties has been in excess of 178.5 since 1999. The 12 percent internal rate of return of Aftertax Cash Flow per Unit was reached in the fourth quarter of 2000. Consequently, beginning in the fourth quarter of 2000, the percentage of NPI Net Proceeds the Trust is entitled to receive under the NPI has been permanently reduced from 81 percent to 60 percent and Quatro Finale's retained percentage of NPI Net proceeds has been correspondingly increased from 19 percent to 40 percent.

GAS PURCHASE CONTRACT

         Under the terms of the Gas Purchase Contract, WPX Gas Resources (as successor in interest to WGM) purchases the natural gas produced from the WI Properties (except for certain small volumes) at the Wellhead. The Gas Purchase Contract commenced October 1, 1992 and expires on the termination of the Trust. The Gas Purchase Contract provides for a pricing mechanism during an initial five-year period ("Primary Term") which expired on December 31, 1997. Following the expiration of the Primary Term, the pricing mechanism continues for one or more consecutive additional one-year terms (each such term a "Contract Year") unless and until WPX Gas Resources exercises its annual option, exercisable fifteen (15) days prior to the end of each Contract year, to discontinue purchasing gas from Quatro Finale (as successor to WPC) under the pricing provision of the Gas Purchase Contract and instead purchase gas at a monthly price equal to the "Index Price" as described hereafter. For each of the Contract Years 1998, 1999, 2000 and 2001, WPX Gas Resources did not exercise this option and therefore the pricing mechanism of the Primary Term remained in effect for each of those past years and will continue to remain in effect through at least December 31, 2002. Under this mechanism, the monthly price to be paid by WPX Gas Resources for natural gas purchased pursuant to the Gas Purchase Contract shall be (a) the $1.70 Minimum Purchase Price, less (b) any costs paid by WPX Gas Resources to gather, treat and process the gas and deliver it to specified delivery points and plus (c) under certain circumstances, additional amounts determined as described below:

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

         (ii) If the Index Price in any month during any Contract Year, including 2002, is greater than the Minimum Purchase Price but less than or equal to $1.94 per MMBtu, then WPX Gas Resources will pay Quatro Finale an amount for each MMBtu purchased equal to the Index Price less the costs paid by WPX Gas Resources to gather and process such gas and deliver it to specified delivery points, provided WPX Gas Resources has no accrued Price Credits in the Price Credit Account. If WPX Gas Resources has accrued Price Credits in the Price Credit Account, then WPX Gas Resources will be entitled to reduce the amount in excess of the Minimum Purchase Price (before deducting, gathering and processing costs and costs to deliver to specified delivery points) that otherwise would be payable by any accrued and unrecouped Price Credits in the Price Credit Account, and WPX Gas Resources will not be obligated to pay WPC any amounts in excess of the Minimum Purchase Price until such time as all accrued Price Credits have been recouped and a zero balance exists in the Price Credit Account.

         (iii) If the Index Price in any month during any Contract Year, including 2002, is less than the Minimum Purchase Price, then WPX Gas Resources will pay for each MMBtu of gas purchased the Minimum Purchase Price less the costs paid by WPX Gas Resources to gather and process such gas and deliver it at specified delivery points, and WPX Gas Resources will receive a credit (the "Price Credit") from Quatro Finale for each MMBtu of gas purchased by WPX Gas Resources equal to the difference between the Minimum Purchase Price and the Index Price. Quatro Finale is required to establish and maintain an account (the "Price Credit Account") containing the accrued and unrecouped amount of such Price Credits. No Price Credits were accrued in respect of production purchased by WPX Gas Resources prior to January 1, 1994.

         For the year ended December 31, 2001, the Index Price exceeded the Minimum Purchase Price for each month during the year, except for October 2001. As of December 31, 2001 and 2000, there were no remaining unrecouped Price Credits in the Price Credit Account. During 2000, WPX Gas Resources recouped approximately $5.5 million of Price Credits in the Price Credit Account, which, based on the Trust's 81 percent interest in the WI Properties, represented an offset of approximately $4.5 million against royalty income the Trust would have otherwise received during the year. As of December 31, 2000, there were no remaining unrecouped Price Credits in the Price Credit Account.

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

         On January 5, 2001, the State of New Mexico, acting under authority of the MMS, presented WPC with an Audit Issue Letter for the alleged underpayment of royalties in the amount of $948,501, on gas produced from the Underlying Properties due to federal royalty owners during the time period from January 1992 through December 1996. MMS regulations permit a lessee to deduct from its gross proceeds its reasonable actual costs of transportation and processing to transport the gas from the lease to the point of sale in calculating the market value of its production. The State of New Mexico claims that certain costs of removing and transporting carbon dioxide gas are not deductible. On March 22, 2001, WPC responded to the Audit Issue Letter and contested the State of New Mexico's claim for additional royalties as being contrary to law. In early November 2001, WPC received from the MMS an Order to Report and Pay Additional Royalties and Perform Restructured Accounting on subsequent periods. The order was dated October 30, 2001. The order requires WPC to (1) pay additional royalties of $943,964 on production related to the audit period of January 1, 1992 through December 31, 1996 (2) pay an estimated incremental royalty amount of $991,549 for production covering January 1, 1997 through March 31, 2001;
(3) perform a restructured accounting and pay any additional royalties for months after March 2001. On January 30, 2002, WPC filed its Statement of Reasons in support of its earlier appeal of the audit issue letter. While WPC has informed the Trustee that it believes that its past computations have been appropriately stated, applying the MMS methodology asserted by the State of New Mexico could potentially result in negative adjustments to amounts previously paid to the Trust of approximately $3,000,000.

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

THE INFILL NPI

         The Royalty Interests include the Infill NPI, a net profits interest on any Infill Wells completed on the WI Properties. No Infill Wells have been drilled and none will be drilled unless the well spacing limitations for coal seam gas wells in the Basin are reduced. If such changes occur and Infill Wells are drilled, the Infill NPI will entitle the Trust to receive 20 percent of the Infill Net Proceeds. No reserves have been attributed to any Infill Wells in the December 31, 2001 Reserve Report.

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

                          SALES PRICE
                     ---------------------   DISTRIBUTIONS
                      HIGH           LOW       PER UNIT
                     -------       -------   -------------
2001

First Quarter        $ 16.20       $  8.0625     $.588028
Second Quarter       $ 21.99       $ 11.30       $.893012
Third Quarter        $ 17.20       $ 12.89       $.658096
Fourth Quarter       $ 16.33       $ 12.69       $.366405

2000

First Quarter        $  7.8750     $  6.1250     $.402856
Second Quarter       $  8.1250     $  7.0625     $.305108
Third Quarter        $  9.2500     $  7.8125     $.246454
Fourth Quarter       $  9.3750     $  7.5000     $.728103

         At March 1, 2002, there were 9,700,000 Units outstanding and approximately 1,512 Unitholders of record.


ITEM 6. SELECTED FINANCIAL DATA.

                                                                  YEAR ENDED DECEMBER 31,
                                    -----------------------------------------------------------------------------------
                                        2001              2000              1999              1998              1997
                                    -----------       -----------       -----------       -----------       -----------
Royalty Income                      $24,864,317       $16,817,935       $12,242,379       $16,452,220       $19,121,242
Distributable Income                $24,293,901       $16,319,731       $11,754,647       $15,968,274       $18,545,401
Distributable Income per Unit       $      2.50       $      1.68       $      1.21       $      1.65       $      1.91
Distributions per Unit              $      2.50       $      1.68       $      1.21       $      1.63       $      1.93
Total Assets at Year End            $22,621,529       $30,743,274       $40,272,316       $49,863,338       $61,446,413
Total Corpus at Year End            $22,544,752       $30,670,266       $40,198,727       $49,769,352       $61,271,700

ITEM 7. TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The Trust's financial statements reflect the selection and application of accounting policies that require the Trust to make significant estimates and assumptions. The following are some of the more critical judgment areas in the application of accounting policies that currently affect the Trust's financial condition and results of operations.

Revenue Recognition

         Revenues from Royalty Interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlements basis, from natural gas produced for the twelve-month period ended September 30th in that calendar year.

Reserve Estimates

         Independent petroleum engineers estimate the net proved reserves attributable to the Royalty Interests. In accordance with Statement of Financial Accounting Standards No. 69, "Disclosures About Oil and Gas Producing Activities", estimates of future net revenues from proved reserves have been prepared using year-end contractual gas prices and related costs. Numerous uncertainties are inherent in estimating volumes and the value of proved reserves and in projecting future production rates and the timing of development of non-producing reserves. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserve estimates.

Contingencies

         Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to the Unitholders.

RESULTS OF OPERATIONS

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

         The amount of distributable income of the Trust for any calendar year may differ from the amount of cash available for distribution to the Unitholders in such year due to differences in the treatment of the expenses of the Trust in the determination of those amounts. The financial statements of the Trust are prepared on a modified cash basis pursuant to which the expenses of the Trust are recognized when incurred. Consequently, the reported distributable income of the Trust for any year is determined by deducting from the income received by the Trust the amount of expenses incurred by the Trust during such year. The amount of cash available for distribution to Unitholders, however, is determined in accordance with the provisions of the Trust Agreement and reflects the deduction from the income actually received by the Trust of the amount of expenses actually paid by the Trust and adjustment for changes in reserves for unpaid liabilities. See Note 5 to "Item 8--Financial Statements and Supplementary Data--Notes to Financial Statements" for additional information regarding the determination of the amount of cash available for distribution to Unitholders.

         For 2001, royalty income received by the Trust amounted to $24,864,317 as compared to $16,817,935 and $12,242,379 for 2000 and 1999, respectively. The increase in royalty income in 2001 compared to 2000, and in 2000 compared to 1999 was primarily due to higher prices for natural gas somewhat offset by lower net production from the Underlying Properties as compared to 2000 and 1999. Net production related to the royalty income received by the Trust in 2001 was approximately 10,056,329 MMBtu as compared to 12,636,517 MMBtu and 13,968,990 MMBtu in 2000 and 1999, respectively. The average net natural gas price received for royalty income in 2001 was $2.47 per MMBtu as compared to $1.34 per MMBtu and $.88 per MMBtu in 2000 and 1999, respectively. Interest income for 2001 was $70,444 as compared to $73,352 and $37,344 for 2000 and 1999. The decrease in interest income for 2001 reflects lower interest rates.

         General and administrative expenses for 2001 were $640,860, as compared to $571,556 and $525,076 for 2000 and 1999, respectively. The increase in these expenses in 2001 was due to higher overall administrative expenses in 2001 than 2000 and 1999.

         Distributable income for 2001 was $24,293,901, or $2.50 per Unit, compared to 16,319,731, or $1.68 per Unit, for 2000 and $11,754,647, or $1.21
per Unit, for 1999. This increase resulted from higher royalty income than in 2000 and 1999.

         Reserve values at December 31, 2001 and December 31, 2000 were impacted by significant changes in natural gas prices used to value the reserves and the permanent reduction in the percentage of NPI Net Proceeds to which the Trust is entitled from 81 percent to 60 percent that occurred during the fourth quarter of 2000. See "Item 2 -- Properties -- The Royalty Interests -- NPI Percentage Reduction." The year end prices required to be utilized in such valuations were $2.24 per Mcf, $6.35 per Mcf and $1.06 per Mcf as at December 31, 2001, 2000 and 1999 respectively.

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

         Accordingly, the royalty income included in distributable income for the years ended December 31, 2001, 2000 and 1999, was based on production volumes and natural gas prices for the twelve months ended in September 30, 2001, 2000 and 1999, respectively, as shown in the table below. The production volumes included in the table are for production attributable to the Underlying Properties, and not production attributable to the Royalty Interests owned by the Trust, and are net of the amount of production attributable to Quatro Finale's royalty obligations to third parties, which are determined by contractual arrangement with such parties.

                                                                    Twelve Months Ended September 30,
                                                         --------------------------------------------------------
                                                               2001                 2000                 1999
                                                         --------------       --------------       --------------
Production, Net (MMBtu)(1)
         WI Properties                                       14,037,604           12,160,658           12,487,946
         Farmout Properties(2)                                2,722,945            3,439,980            4,757,721
Average Blanco Hub Spot Price ($/MMBtu)                  $         4.48       $         2.89       $         2.06
Average Net Wellhead Price WI Properties ($/MMBtu)(3)    $         2.16       $         1.28       $         0.97

----------

(1)      Million British Thermal Units.

(2)      Includes previously reported estimated amounts for certain months.

(3) Total Gross Proceeds divided by Entitled W.I. Dry MMBtu for 12 months ending September 30.

         Production from the WI Properties is generally sold pursuant to the Gas Purchase Contract. For more information regarding the Gas Purchase Contract and the right of WFS Gas Resources to recoup certain Price Credits, see "Item 2 -- Properties -- The Royalty Interests -- Gas Purchase Contract" in this Form 10-K of the Trust.

         The information herein concerning production and prices relating to the Underlying Properties is based on information prepared and furnished by WPC (on behalf of Quatro Finale) to the Trustee. The Trustee has no control over and no responsibility relating to the operation of the Underlying Properties.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The only assets of and sources of income to the Trust are the Royalty Interests, which generally entitle the Trust to receive a share of the net profits from natural gas production from the Underlying Properties. Consequently, the Trust's financial results can be significantly affected by fluctuations in natural gas prices and the Trust has commodity price risk exposure associated with the natural gas markets in the United States. The Royalty Interests do not entitle the Trust to control or influence the operation of the Underlying Properties or the sale of gas produced therefrom. Natural gas produced from the WI Properties, which comprises the majority of production attributable to the Royalty Interests, is currently sold by Quatro Finale pursuant to the terms of the Gas Purchase Contract. Although the Trust is not a party to the Gas Purchase Contract, the Gas Purchase Contract may significantly impact revenues to the Trust. Although the Gas Purchase Contract mitigates the risk to the Trust of low gas prices, it also limits the ability of the Trust to benefit from the effects of higher gas prices, particularly to the extent a balance exists in the Price Credit Account. See "Item 2 -- Properties -- The Royalty Interests -- Gas Purchase Contract" for detailed information about the Gas Purchase Contract and its impact on the Trust and Unitholders.

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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Audited Statements of Assets, Liabilities and Trust Corpus of the Trust as of December 31, 2001 and 2000, and the related Statements of Distributable Income and Changes in Trust Corpus for each of the three years in the period ended December 31, 2001, are included in this Form 10-K.

                         REPORT OF INDEPENDENT AUDITORS


THE TRUSTEE
WILLIAMS COAL SEAM GAS ROYALTY TRUST

         We have audited the accompanying statements of assets, liabilities and trust corpus of Williams Coal Seam Gas Royalty Trust as of December 31, 2001 and 2000, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of Williams Coal Seam Gas Royalty Trust at December 31, 2001 and 2000, and its distributable income and its changes in trust corpus for each of the three years in the period ended December 31, 2001, on the basis of accounting described in
Note 2.


                                                           /s/ ERNST & YOUNG LLP




Tulsa, Oklahoma
March 27, 2002

FINANCIAL STATEMENTS
WILLIAMS COAL SEAM GAS ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

                                                                                           DECEMBER 31,
                                                                                  -----------------------------
                                                                                      2001              2000
                                                                                  -----------       -----------
ASSETS
Current assets - cash and cash equivalents ................................       $    91,492       $    97,569
Royalty interests in oil and gas properties (less accumulated amortization of $116,036,626 and $107,920,958 at December 31,
   2001 and 2000, respectively) (Note 2) ..................................        22,530,037        30,645,705
                                                                                  -----------       -----------
Total .....................................................................       $22,621,529       $30,743,274
                                                                                  ===========       ===========
LIABILITIES AND TRUST CORPUS
Current liabilities:
Payable to The Williams Companies, Inc. (Note 4) ..........................       $    63,338       $    60,728
Other accounts payable ....................................................            13,439            12,280
                                                                                  -----------       -----------
Current liabilities .......................................................            76,777            73,008
Trust corpus (9,700,000 units of beneficial interest authorized and
   outstanding) (Note 2) ..................................................        22,544,752        30,670,266
                                                                                  -----------       -----------
Total .....................................................................       $22,621,529       $30,743,274
                                                                                  ===========       ===========


STATEMENTS OF DISTRIBUTABLE INCOME

                                                                                  YEAR ENDED DECEMBER 31,
                                                                    ---------------------------------------------------
                                                                        2001               2000                1999
                                                                    ------------       ------------        ------------
Royalty income ..............................................       $ 24,864,317       $ 16,817,935        $ 12,242,379
Interest income .............................................             70,444             73,352              37,344
                                                                    ------------       ------------        ------------
Total .......................................................       $ 24,934,761       $ 16,891,287        $ 12,279,723
General and administrative expenses (Note 4) ................           (640,860)          (571,556)           (525,076)
                                                                    ------------       ------------        ------------
Distributable income ........................................       $ 24,293,901       $ 16,319,731        $ 11,754,647
                                                                    ============       ============        ============
Distributable income per Unit (9,700,000 units) (Note 2) ....       $       2.50       $       1.68        $       1.21
                                                                    ============       ============        ============
Distributions per Unit (Note 5) .............................       $       2.50       $       1.68        $       1.21
                                                                    ============       ============        ============

STATEMENTS OF CHANGES IN TRUST CORPUS

                                                                   YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------------------
                                                        2001               2000                1999
                                                    ------------       ------------        ------------
Trust corpus,  beginning of year ............       $ 30,670,266       $ 40,198,727        $ 49,769,352
Amortization of royalty interests ...........       $ (8,115,668)        (9,521,918)         (9,615,116)
Distributable income ........................       $ 24,293,901         16,319,731          11,754,647
Distributions to Unitholders (Note 5) .......       $(24,303,747)       (16,326,274)        (11,710,156)
                                                    ------------       ------------        ------------
Trust corpus, end of year ...................       $ 22,544,752       $ 30,670,266        $ 40,198,727
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

4. RELATED PARTY TRANSACTIONS

         Williams provides accounting, bookkeeping and informational services to the Trust in accordance with an Administrative Services Agreement effective December 1, 1992. The fee is $50,000 per quarter, escalating 3 percent each October 1 commencing October 1, 1993. Amounts payable by the Trust to Williams at December 31, 2001 and 2000 represent the fourth quarter fees. Aggregate fees incurred by the Trust to Williams in 2001, 2000 and 1999 were $256,318, $249,514 and $242,247, respectively.

         Aggregate fees paid by the Trust to the trustees in 2001, 2000 and 1999 were $48,713, $47,473 and $45,863, respectively.


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


6. CONTINGENCIES

         WPX Gas Resources Company ("WPX Gas Resources", as successor in interest to Williams Gas Marketing Company) purchases natural gas produced from the WI Properties (except for certain small volumes) at the wellhead under the terms of a gas purchase contract dated October 1, 1992, as amended (the "Gas Purchase Contract"). The Gas Purchase Contract provides for a pricing mechanism during an initial five-year period, which expired on December 31, 1997, and continuing for one or more consecutive additional one-year terms unless and until WPX Gas Resources exercises its annual option, exercisable fifteen days prior to the end of each contract year, to discontinue purchasing gas under the pricing mechanism of the Gas Purchase Contract and instead purchase gas at a monthly market-based price. WPX Gas Resources has not exercised this option and therefore the pricing mechanism will continue to remain in effect through at least December 31, 2002.

         Under the pricing mechanism of the Gas Purchase Contract, when the market price is less than $1.70 per MMBtu (the "Minimum Purchase Price"), the Trust will be paid the Minimum Purchase Price for the gas and an account (the "Price Credit Account" will be maintained to identify the accrued and unrecouped amount of payments made to the Trust in excess of the market price. Any amounts in the Price Credit Account are subject to future recoupment when the market price exceeds the Minimum Purchase Price. As of December 31, 2001 and 2000, there were no remaining unrecouped Price Credits in the Price Credit Account. During 2000, WPX Gas Resources recouped approximately $5.5 million of Price Credits in the Price Credit Account, which, based on the Trust's 81 percent interest in the WI Properties, represented an offset of approximately $4.5 million against royalty income the Trust would have otherwise received during the year. To the extent there may in the future be a balance in the Price Credit Account, the entitlement to recoup Price Credits means that if and when the Index Price is above the Minimum Purchase Price, future royalty income paid to the Trust would be reduced until such time as such Price Credit Account is once again reduced to zero. Corresponding cash distributions to Unitholders would also be reduced.

         While the terms of the Gas Purchase Agreement pricing mechanism remain in place and no balance exists in the Price Credit Account, when the market price for natural gas exceeds $1.94 per MMBtu (as was the case during 11 months in 2001), the Trust receives only 50 percent of the excess of the market price over the $1.94 price per MMBtu.

         The majority of the production attributable to the Trust is within Federal units. Unit participating areas are formed by pooling production from the participating area. Entitlement to the pooled production is based on each party's acreage in the participating area divided by the total participating acreage. Wells drilled outside the participating area may create an enlargement to the participating area and a revision of the Unit ownership entitlement. The Bureau of Land Management ("BLM") must approve Unit participating area expansions. The effective date for Unit expansions is retroactive to the date the well creating the expansion was tested. The revenues presented in the accompanying statements of distributable income are on an entitlement basis and reflect the most recent BLM participating area approvals at December 31, 2001, 2000 and 1999, respectively. There are pending or anticipated applications or approvals for additional participating area enlargements. WPC has advised the Trustee that it does not believe that final approval of these Unit participating area enlargements and the resulting retroactive adjustments, if any, will have a material impact on the revenues as presented in these statements.

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

         On January 5, 2001, the State of New Mexico, acting under authority of the MMS, presented WPC with an Audit Issue Letter for the alleged underpayment of royalties in the amount of $948,501, on gas produced from the Underlying Properties due to federal royalty owners during the time period from January 1992 through December 1996. MMS regulations permit a lessee to deduct from its gross proceeds its reasonable actual costs of transportation and processing to transport the gas from the lease to the point of sale in calculating the market value of its production. The State of New Mexico claims that certain costs of removing and transporting carbon dioxide gas are not deductible. On March 22, 2001, WPC responded to the Audit Issue Letter and contested the State of New Mexico's claim for additional royalties as being contrary to law. In early November 2001, WPC received from the MMS an Order to Report and Pay Additional Royalties and Perform Restructured Accounting on subsequent periods. The order was dated October 30, 2001. The order requires WPC to (1) pay additional royalties of $943,964 on production related to the audit period of January 1, 1992 through December 31, 1996 (2) pay an estimated incremental royalty amount of $991,549 for production covering January 1, 1997 through March 31, 2001; (3) perform a restructured accounting and pay any additional royalties for months after March 2001. On January 30, 2002, WPC filed its Statement of Reasons in support of its earlier appeal of the audit issue letter. While WPC has informed the Trustee that it believes that its past computations have been appropriately stated, applying the MMS methodology asserted by the State of New Mexico could potentially result in negative adjustments to amounts previously paid to the Trust of approximately $3,000,000.


7. SUBSEQUENT EVENT

         Subsequent to December 31, 2001, the Trust declared the following distribution:

         QUARTERLY RECORD DATE       PAYMENT DATE      DISTRIBUTION PER UNIT
           February 14, 2002        March 1, 2002             $.199148

         The Trustee has estimated the Section 29 tax credit associated with the February 14, 2002 quarterly distribution to be $.24 per Unit.


8. QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table sets forth the royalty income, distributable income and distributable income per Unit of the Trust for each quarter in the years ended December 31, 2001 and 2000 (in thousands, except per Unit amounts):

   CALENDAR QUARTER                 ROYALTY INCOME         DISTRIBUTABLE INCOME       DISTRIBUTION PER UNIT
   ----------------                 --------------         --------------------       ---------------------
2001
  First ............                    $ 5,819                    $ 5,627                    $    .58
  Second ...........                      8,824                      8,674                         .89
  Third ............                      6,548                      6,426                         .66
  Fourth ...........                      3,673                      3,567                         .37
                                        -------                    -------                    --------
         TOTAL .....                    $24,864                    $24,294                    $   2.50
                                        =======                    =======                    ========

2000
  First ............                    $ 3,927                    $ 3,738                    $   0.40
  Second ...........                      3,183                      3,038                        0.30
  Third ............                      2,529                      2,432                        0.25
  Fourth ...........                      7,179                      7,112                        0.73
                                        -------                    -------                    --------
         TOTAL .....                    $16,818                    $16,320                    $   1.68
                                        =======                    =======                    ========

         Selected 2001 fourth quarter data are as follows (in thousands except per Unit amounts):

Royalty income .....................................         $3,673
Interest income ....................................              5
General and administrative expenses ................            112
                                                             ------
Distributable income ...............................         $3,567
Distributable income per Unit (9,700,000 units) ....         $  .37
                                                             ======
Distribution per Unit ..............................         $  .37
                                                             ======


9. SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

         The net proved reserves attributable to the Royalty Interests have been estimated as of December 31, 2001, 2000 and 1999, by independent petroleum engineers. In accordance with Statement of Financial Accounting Standards No. 69, estimates of future net revenues from proved reserves have been prepared using contractual gas prices and related costs. The standardized measure of future net revenues from the gas reserves is calculated based on discounting such future net revenues at an annual rate of 10 percent. The Blanco Hub Spot Price for December 2001 of $2.48 per MMBtu, after adjustments for certain costs and provisions of the Gas Purchase Contract, resulted in a weighted average wellhead price of $1.32 per Mcf. The standardized measure of discounted future net revenues below has been reduced by operating and development costs which are paid by Williams and are included in computing the royalty income of the Trust. The standardized measure has not been reduced for income taxes as no income taxes are paid by the Trust (Note 3).

         Numerous uncertainties are inherent in estimating volumes and value of proved reserves and in projecting future production rates and timing of development expenditures. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserve estimates.

         Based on inception to date experience in estimating reserves, production history and other information with regard to the status of the interest in the NPI, the reserve estimates as of January 1, 1999, December 31, 1999 for Royalty Interests were based on a percentage share of NPI Net Proceeds payable to the Trust of 81 percent, adjusted to reflect possible reduction of the NPI upon meeting certain production targets and certain rates of return expected to be met in the future. The reserve estimates as of December 31, 2000 and December 31, 2001 are based on a percentage share of NPI Net Proceeds payable to the Trust reduced to 60 percent.

                                                               NATURAL GAS(MMcf)
                                                               -----------------
Proved reserves at January 1, 1999................                    69,813
Production........................................                   (15,509)
Revisions of previous estimates...................                    10,486
                                                                   ---------
Proved reserves at December 31, 1999..............                    64,790
Production........................................                   (13,660)
Revisions of previous estimates ..................                   (11,654)
                                                                   ---------
Proved reserves at December 31, 2000..............                    39,476
Production........................................                   (11,449)
Revisions of previous estimates...................                    17,312
                                                                   ---------
Proved reserves at December 31, 2001..............                    45,339
                                                                   =========

         All proved reserve estimates presented above at December 31, 2001, 2000 and 1999 and January 1, 1999 are proved developed.

         Proved reserves are estimated quantities of natural gas which geological and engineering data indicate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves which can be expected to be recovered through existing wells with existing equipment and operating methods.

         The following table sets forth the standardized measure of discounted future net revenues at December 31, 2001, 2000 and 1999 relating to proved developed reserves (in thousands):


                                                                      YEAR ENDED DECEMBER 31,
                                                             -------------------------------------------
                                                                2001             2000             1999
                                                             ---------        ---------        ---------
Future cash inflows                                          $  62,005        $ 170,785        $  66,554
Future production taxes                                        (13,083)         (32,499)          (8,037)
                                                             ---------        ---------        ---------
Future net cash flows                                           48,922          138,286           58,517
10% discount factor                                            (14,484)         (43,189)         (14,398)
                                                             ---------        ---------        ---------
Standardized measure of discounted future net revenues       $  34,438        $  95,097        $  44,119
                                                             =========        =========        =========

         The following table sets forth the changes in the aggregate standardized measure of discounted future net revenues from proved reserves during the years ended December 31, 2001, 2000 and 1999 (in thousands):

                                                           2001            2000            1999
                                                         --------        --------        --------
Balance at January 1 .............................       $ 95,097        $ 44,119        $ 48,584
Increase (decrease) due to:
   Net sales of coal seam gas ....................        (21,425)        (18,948)        (12,812)
   Net changes in prices and costs ...............        (60,274)         91,202          (1,355)
   Development costs incurred ....................            323             240           1,196
   Net change in cost estimates ..................           (323)           (240)         (1,196)
   Change in computed net profits volumes ........         13,150         (27,788)          6,758
   Accretion of discount .........................          9,510           4,411           4,858
   Other .........................................         (1,620)          2,101          (1,914)
                                                         --------        --------        --------
                                                           60,659          50,978          (4,465)
                                                         --------        --------        --------
Balance at December 31 ...........................       $ 34,438        $ 95,097        $ 44,119
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

         Compensation of the Trustee, Delaware Trustee and Transfer Agent. The Trust Agreement provides for compensation to the Trustee and the Delaware Trustee for administrative services, out of the Trust assets. The Trustee was paid a 2001 base amount of $40,000, plus an hourly charge for services in excess of a combined total of 300 hours annually at the Trustee's then standard rate. The Delaware Trustee is paid a fixed annual amount which was initially set at $5,000. The Trustee and the Delaware Trustee received total compensation for 2001 of $42,564 and $6,149, respectively. The base amount of the Trustee's fee and the amount of the Delaware Trustee's fee for administrative services escalate at the rate of 3 percent per year. The Trustee and the Delaware Trustee are each entitled to reimbursement for out-of-pocket expenses. Upon termination of the Trust, the Trustee will receive, in addition to its out- of-pocket expenses, a termination fee in the amount of $8,000.

         The Transfer Agent receives a transfer agency fee of $5.50 annually per account (minimum of $15,000 annually), subject to change each December, based upon the change in the Producers' Price Index as published by the Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued in excess of 10,000 annually. The total fees paid by the Trust to the Transfer Agent in 2001 were $21,052.

         Fees to Williams. Williams will receive, throughout the term of the Trust, an administrative services fee for accounting, bookkeeping and informational services relating to the Royalty Interests as described below in "Item 13--Administrative Services Agreement."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         (a) Security Ownership of Certain Beneficial Owners. The following table sets forth as of March 1, 2002 information with respect to the only Unitholder who was known to the Trustee to be a beneficial owner of more than 5 percent of the outstanding Units.

                                                              NUMBER OF UNITS      PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER                        BENEFICIALLY OWNED     OF CLASS
------------------------------------                        ------------------     --------
Quatro Finale IV LLC(1)                                          3,308,791          34.1%
245 Park Avenue
New York, NY 10167


(1) This information was provided to the Securities and Exchange Commission and to the Trust in a Schedule 13D/A filed with the Securities and Exchange Commission on January 16, 2002 on behalf of The Bear Stearns Companies Inc. and Quatro Finale IV, LLC. Such Schedule 13D/A reports that Quatro Finale IV, LLC is a subsidiary of the Bear Stearns Companies Inc. and that each entity has shared dispositive and voting power with regard to such Units.

         The Schedule 13D/A filed with the Securities and Exchange Commission on behalf of The Bear Stearns Companies Inc. and Quatro Finale IV, LLC may be reviewed for more detailed information concerning the matters summarized herein.

WILLIAMS'S VOTING AUTHORITY OVER UNITS

         Although Williams sold all of its remaining Units to QFIV effective August 11, 2000, Williams contractually retained the voting rights for those Units irrespective of the sale and acquired a call option, to purchase, in one or more lots of 10,000 units, the Subject Units (as reported on Form 4 filed September 26, 2000) and Quatro Finale IV, LLC acquired an option to require Williams to purchase the Subject Units. This information was provided to the Securities and Exchange Commission and to the Trust in a Schedule 13D/A filed with the Securities and Exchange Commission on January 25, 2002 on behalf of Williams. Such Schedule 13D/A also reflects the fact that Williams owns beneficial interest in the units owned by Quatro Finale IV, LLC in the form of derivative securities and the fact that Williams has sold underlying Trust Units that it acquired pursuant to exercises of its call option. Except as noted below, Williams (or its affiliate) has the same voting rights under the Trust Agreement as other Unitholders. Accordingly, so long as Williams (or its affiliate) continues to possess voting control of 34.1 percent of the Units, on any matters brought to a vote of Unitholders requiring the approval of the holders of a majority of Units present or represented at a meeting where a majority of outstanding

Units are represented, Williams will likely be able to control the vote with respect to such matters if not less than the 14 percent of additional Units necessary for quorum purposes are represented at such meeting. With respect to the vote on any amendment to the Gas Purchase Contract or the Gas Gathering Contract, the Units held by Williams (or its affiliate) immediately after the Public Offering (and now held by QFIV) may not be voted nor will such Units be counted for purposes of determining if a quorum is present so long as such Units continue to be held by Williams (or its affiliate). This voting limitation will not be applicable to Units Williams (or its affiliate) may acquire, if any, after the date of the Public Offering.

         In addition, as noted below, certain potential conflicts of interest exist between Williams and its subsidiaries and the interests of the Trust and the Unitholders (see "Item 13 -- Certain Relationships and Related Transactions -- Potential Conflicts of Interest"). To the extent that any matters are brought to a vote of Unitholders where the interests of Williams conflict, or potentially conflict, with the interests of the Trust or Unitholders, Williams (or its affiliate) can be expected to vote in its own self-interest and under certain circumstances as noted above, may have sufficient votes to control the outcome.

         The Schedule 13D/A filed with the Securities and Exchange Commission on behalf of Williams may be reviewed for more detailed information concerning the matters summarized herein.


         (b) Security Ownership of Management. The Trust has no directors or executive officers. As of March 1, 2002, Bank of America, N.A., the Trustee, held an aggregate of 10,944 Units in various fiduciary capacities, with no investment or voting powers. As of March 1, 2002, Chase Bank (as successor to Chemical Bank Delaware), the Delaware Trustee, did not beneficially own any Unit.

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

         The Administrative Services Agreement obligates the Trust to pay to Williams each quarter an administrative services fee for accounting, bookkeeping and informational services relating to the Royalty Interests. The administrative services fee was $51,500 per calendar quarter commencing October 1, 1993, through and including the quarter ended September 30, 1994, and increases 3 percent each October 1. Accordingly, the total of the administrative services fees paid by the Trust to Williams in 2001 was $256,318.


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


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)      The following documents are filed as a part of this report:

         1.       Financial Statements (included in Item 8 of this report)

                                                                                                PAGE IN THIS
                                                                                                   REPORT
                                                                                                ------------
Report of Independent Auditors                                                                       37
Statements of Assets, Liabilities and Trust Corpus as of December 31, 2001 and 2000                  38
Statements of Distributable Income for each of the three years in the period ended
     December 31, 2001                                                                               38
Statements of Changes in Trust Corpus for each of the three years in the period ended
     December 31, 2001                                                                               38
Notes to Financial Statements                                                                        39

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

 10.1       --   Administrative Services Agreement effective December 1, 1992, by and between The Williams Companies, Inc. and Williams Coal
                 Seam Gas Royalty Trust (filed as Exhibit 10.1 to the
                 Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

EXHIBIT
NUMBER                                     EXHIBIT
-------                                    -------

10.2        --   Gas Purchase Agreement dated October 1, 1992, by and between
                 Williams Gas Marketing Company and Williams Production Company
                 (filed as Exhibit 10.2 to the Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.3        --   First Amendment to the Gas Purchase Agreement effective January
                 12, 1993, by and between Williams Gas Marketing Company and
                 Williams Production Company (filed as Exhibit 10.3 to the
                 Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.4        --   Gas Gathering and Treating Agreement effective October 1, 1992, by and between Williams Field Services Company and Williams Gas
                 Marketing Company (filed as Exhibit 10.4 to the Registrant's
                 Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.5        --   First Amendment to the Gas Gathering and Treating Agreement
                 effective as of January 12, 1993, by and between Williams Field
                 Services Company and Williams Gas Marketing Company (filed as
                 Exhibit 10.5 to the Registrant's Form 10-K for the year ended
                 December 31, 1992 and incorporated herein by reference).

10.6        --   Amendment #2 to the Gas Gathering and Treating Agreement dated as of October 1, 1993, by and between Williams Field Services
                 Company and Williams Gas Marketing Company (filed as Exhibit
                 10.6 to the Registrant's Form 10-K for the year ended December
                 31, 1993 and incorporated herein by reference).

10.7        --   Amendment #3 to the Gas Gathering and Treating Agreement dated as of October 1, 1993, by and between Williams Field Services
                 Company and Williams Gas Marketing Company (filed as Exhibit
                 10.7 to the Registrant's Form 10-K for the year ended December
                 31, 1993 and incorporated herein by reference).

23.1        --   Consent of Ernst & Young LLP

23.2        --   Consent of Miller and Lents, Ltd.

99.1        --   The information under the section captioned "Tax
                 Considerations" on pages 20-21, and the information under the sections captioned "Federal Income Tax Consequences" and "ERISA
                 Considerations" on pages 45-52 of the Prospectus dated January
                 13, 1993, which constitutes a part of the Registration
                 Statement on Form S-3 of The Williams Companies, Inc.
                 (Registration No. 33-53662) (filed as Exhibit 28.1 to the
                 Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

99.2        --   Reserve Report, dated November 21, 1992, on the estimated
                 reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty
                 Interests and the Underlying Properties as of October 1, 1992, prepared by Miller and Lents, Ltd., independent petroleum engineers, included as Exhibit A of the Prospectus dated
                 January 13, 1993, which constitutes a part of the Registration
                 Statement on Form S-3 of The Williams Companies, Inc.
                 (Registration No. 33-53662) (filed as Exhibit 28.1 to the
                 Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

99.3        --   Reserve Report, dated January 31, 2002, on the estimated
                 reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty
                 Interests and the Underlying Properties as of December 31,
                 2001, prepared by Miller and Lents, Ltd., independent petroleum engineers.

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

                                     WILLIAMS COAL SEAM GAS ROYALTY TRUST

                                     By: BANK OF AMERICA, N.A., TRUSTEE

                                     By:           /s/ RON E. HOOPER
                                         ---------------------------------------
                                                      RON E. HOOPER
                                         Senior Vice President and Administrator

Date:  March 27, 2002

            (The Registrant has no directors or executive officers.)

                               EXHIBIT INDEX

EXHIBIT
NUMBER                                     DESCRIPTION
-------                                    -----------
  3.1       --   Certificate of Trust of Williams Coal Seam Gas Royalty Trust
                 (filed as Exhibit 3.1 to the Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by
                 reference).

  4.1       --   Trust Agreement of Williams Coal Seam Gas Royalty Trust
                 effective as of December 1, 1992, by and among Williams
                 Production Company, The Williams Companies, Inc. and Chemical
                 Bank Delaware and Bank of America, N.A. (as successor to
                 NationsBank of Texas, N.A.), as trustees (filed as Exhibit 4.1 to the Registrant's Form 10-K for the year ended December 31,
                 1992 and incorporated herein by reference).

  4.2       --   First Amendment to the Trust Agreement of Williams Coal Seam
                 Gas Royalty Trust effective as of December 15, 1992, by and among Williams Production Company, The Williams Companies,
                 Inc., Chemical Bank Delaware and Bank of America, N.A. (as
                 successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.2 to the Registrant's Form 10-K for the year ended December 31,
                 1992 and incorporated herein by reference).

  4.3       --   Second Amendment to the Trust Agreement of Williams Coal Seam
                 Gas Royalty Trust effective as of January 12, 1993, by and among Williams Production Company, The Williams Companies,
                 Inc., Chemical Bank Delaware and Bank of America, N.A. (as
                 successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.3 to the Registrant's Form 10-K for the year ended December 31,
                 1992 and incorporated herein by reference).

  4.4       --   Net Profits Conveyance effective as of October 1, 1992, by and among Williams Production Company, The Williams Companies,
                 Inc., and Bank of America, N.A. (as successor to NationsBank of
                 Texas, N.A.), and Chemical Bank Delaware (filed as Exhibit 4.4 to the Registrant's Form 10-K for the year ended December 31,
                 1992 and incorporated herein by reference).

 10.1       --   Administrative Services Agreement effective December 1, 1992, by and between The Williams Companies, Inc. and Williams Coal
                 Seam Gas Royalty Trust (filed as Exhibit 10.1 to the
                 Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

EXHIBIT
NUMBER                                     DESCRIPTION
-------                                    -----------
10.2        --   Gas Purchase Agreement dated October 1, 1992, by and between
                 Williams Gas Marketing Company and Williams Production Company
                 (filed as Exhibit 10.2 to the Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by
                 reference).

10.3        --   First Amendment to the Gas Purchase Agreement effective January
                 12, 1993, by and between Williams Gas Marketing Company and
                 Williams Production Company (filed as Exhibit 10.3 to the
                 Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.4        --   Gas Gathering and Treating Agreement effective October 1, 1992, by and between Williams Field Services Company and Williams Gas
                 Marketing Company (filed as Exhibit 10.4 to the Registrant's
                 Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.5        --   First Amendment to the Gas Gathering and Treating Agreement
                 effective as of January 12, 1993, by and between Williams Field
                 Services Company and Williams Gas Marketing Company (filed as
                 Exhibit 10.5 to the Registrant's Form 10-K for the year ended
                 December 31, 1992 and incorporated herein by reference).

10.6        --   Amendment #2 to the Gas Gathering and Treating Agreement dated as of October 1, 1993, by and between Williams Field Services
                 Company and Williams Gas Marketing Company (filed as Exhibit
                 10.6 to the Registrant's Form 10-K for the year ended December
                 31, 1993 and incorporated herein by reference).

10.7        --   Amendment #3 to the Gas Gathering and Treating Agreement dated as of October 1, 1993, by and between Williams Field Services
                 Company and Williams Gas Marketing Company (filed as Exhibit
                 10.7 to the Registrant's Form 10-K for the year ended December
                 31, 1993 and incorporated herein by reference).

23.1        --   Consent of Ernst & Young LLP.

23.2        --   Consent of Miller and Lents, Ltd.

99.1        --   The information under the section captioned "Tax
                 Considerations" on pages 20-21, and the information under the sections captioned "Federal Income Tax Consequences" and "ERISA
                 Considerations" on pages 45-52 of the Prospectus dated January
                 13, 1993, which constitutes a part of the Registration
                 Statement on Form S-3 of The Williams Companies, Inc.
                 (Registration No. 33-53662) (filed as Exhibit 28.1 to the
                 Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

99.2        --   Reserve Report, dated November 21, 1992, on the estimated
                 reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty
                 Interests and the Underlying Properties as of October 1, 1992,
                 prepared by Miller and Lents, Ltd., independent petroleum
                 engineers, included as Exhibit A of the Prospectus dated
                 January 13, 1993, which constitutes a part of the Registration
                 Statement on Form S-3 of The Williams Companies, Inc.
                 (Registration No. 33-53662) (filed as Exhibit 28.1 to the
                 Registrant's Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

99.3        --   Reserve Report, dated January 31, 2002, on the estimated
                 reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty
                 Interests and the Underlying Properties as of December 31,
                 2001, prepared by Miller and Lents, Ltd., independent petroleum engineers.