Form 10-Q
period 2002-03-31
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 2002-05-15
CIK 895007

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2002
                                                 --------------

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

                                 (214) 209-2400
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                              ---    ---
         Number of units of beneficial interest outstanding at May 1, 2002:
9,700,000.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

         The financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the "Trustee") of Williams Coal Seam Gas Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Annual Report"). The December 31, 2001 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2002, and the distributable income and the changes in trust corpus for the three-month periods ended March 31, 2002 and 2001, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

         The financial statements as of March 31, 2002 and for the three-month periods ended March 31, 2002 and 2001 included herein have been reviewed by Ernst & Young LLP, independent public accountants, as stated in their report appearing herein.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Trustee,
Williams Coal Seam Gas Royalty Trust

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of March 31, 2002, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of December 31, 2001, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein) and in our report dated March 27, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2001, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.


                                                              Ernst & Young LLP



Tulsa, Oklahoma
May 14, 2002

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(UNAUDITED)



                                                   March 31,        December 31,
ASSETS                                               2002              2001
                                                 -------------     -------------
Current Assets -
        cash and cash equivalents                $      34,979     $      91,492
Royalty interests in oil
        and gas properties
        (less accumulated
        amortization of
        117,292,859 at
        March 31, 2002 and
        $116,036,626 at
        December 31, 2001)                          21,273,804        22,530,037
                                                 -------------     -------------

TOTAL ASSETS                                     $  21,308,783     $  22,621,529
                                                 =============     =============


LIABILITIES AND TRUST CORPUS

Current Liabilities -
        trust expenses payable                   $     127,629     $      76,777

Trust corpus -
        9,700,000 units of
        beneficial interest
        authorized and
        outstanding                                 21,181,154        22,544,752
                                                 -------------     -------------

TOTAL LIABILITIES
        AND TRUST CORPUS                         $  21,308,783     $  22,621,529
                                                 =============     =============


The accompanying notes are an integral part of these financial statements. See accountants' review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)


                                                           THREE MONTHS                       THREE MONTHS
                                                              ENDED                              ENDED
                                                           March 31, 2002                     March 31, 2001
                                                         -----------------                  ------------------
Royalty income                                           $       2,055,073                  $        5,818,139
Interest income                                                      1,673                              21,734
                                                         -----------------                  ------------------
                                                                 2,056,746                           5,839,873

General and administrative
        expenses                                                   232,376                             212,969
                                                         -----------------                  ------------------
Distributable income                                     $       1,824,370                  $        5,626,904
                                                         =================                  ==================

Distributable income
        per unit
        (9,700,000 units)                                $             .19                  $              .58
                                                         =================                  ==================


The accompanying notes are an integral part of these financial statements. See accountants' review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

                                              THREE MONTHS       THREE MONTHS
                                                  ENDED              ENDED
                                             March 31, 2002      March 31, 2001
                                             --------------      --------------
Trust corpus,
      beginning of period                    $   22,544,752      $   30,670,266
Amortization of royalty
      interests                                  (1,256,233)          (2,013,635)
Distributable income                              1,824,370           5,626,904
Distributions to unitholders                     (1,931,735)         (5,703,872)
                                             --------------      --------------


Trust corpus, end
      of period                              $   21,181,154      $   28,579,663
                                             ==============      ==============

Distributions per unit
      (9,700,000 units)                      $          .20      $          .59
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

        The only assets of the Trust, other than cash and cash equivalents being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Royalty Interests. The Royalty Interests consist primarily of a net profits interest (the "NPI") in the Underlying Properties. From the inception of the Trust until the fourth quarter of 2000, the NPI generally entitled the Trust to receive 81 percent of the NPI Net Proceeds, as defined below, attributable to (i) gas produced and sold from Quatro Finale's net revenue interests (working interests less lease burdens) in the properties in which Quatro Finale has a working interest (the "WI Properties") and (ii) the revenue stream received by Quatro Finale attributable to its 35 percent net profits interest in 5,348 gross acres in La Plata County, Colorado (the "Farmout Properties"). The Royalty Interests also include a 20 percent interest in Quatro Finale's Infill Net Proceeds, as defined below, from the sale of production if well spacing rules are effectively modified and additional wells are drilled on producing drilling blocks on the WI Properties (the "Infill Wells") during the term of the Trust. No Infill Wells have been drilled on the WI Properties to date. "NPI Net Proceeds" consists generally of the revenue stream received by Quatro Finale from its 35 percent net profits interest in the Farmout Properties, plus the aggregate proceeds attributable to Quatro Finale's net revenue interest, based on the price paid at or in the vicinity of the wellhead (the "Wellhead"), of gas produced from the WI Properties, less Quatro Finale's share of certain taxes and costs. "Infill Net Proceeds" consists generally of the aggregate proceeds, based on the price at the Wellhead, of gas produced from Quatro Finale's net revenue interest in any Infill Wells less certain taxes and costs. The complete definitions of NPI Net Proceeds and Infill Net Proceeds are set forth in the Conveyance. The NPI percentage was subject to permanent reduction under certain conditions, and such a reduction occurred in the fourth quarter of 2000. Pursuant to the

Conveyance, the NPI percentage is not subject to further reduction or other adjustment regardless of the future amount of cumulative production or the achieved internal rate of return.

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

        Production from coal seam gas wells drilled after December 31, 1979 and prior to January 1, 1993, qualifies for the Federal income tax credit for producing nonconventional fuels under Section 29 of the Internal Revenue Code, so long as the wells are certified by the Federal Energy Regulatory Commission ("FERC"). This tax credit is calculated annually based on each year's qualified production through the year 2002. Such credit, based on the Unitholder's pro rata share of qualifying production, may not reduce his regular tax liability (after the foreign tax credit and certain other non-refundable credits) below his alternative minimum tax. Any part of the Section 29 credit not allowed for the tax year solely because of this limitation is subject to certain carryover provisions. Quatro Finale provides the Trustee with Section 29 tax credit information related to Trust properties, which is then passed along to the Unitholders. The Trustee is not aware of any wells that have not been certified by FERC.

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

5.      SUBSEQUENT EVENTS

        Subsequent to March 31, 2002, the Trust declared the following distribution:

             Quarterly
              Record                        Payment                  Distribution
               Date                          Date                      per Unit
            ----------                    ----------                 ------------
           May 15, 2002                  May 30, 2002                  $.111184

        The distribution per unit decreased from $.199148 in the first quarter of 2002 to $.111184 in the second quarter of 2002. The decrease in distributions was mainly the result of lower natural gas prices at the beginning of the year compared to the previous quarter.

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

        Under the pricing mechanism of the Gas Purchase Contract, when the market price is less than $1.70 per MMBtu (the "Minimum Purchase Price"), the Trust will be paid the Minimum Purchase Price for the gas and an account (the "Price Credit Account") will be maintained to identify the accrued and unrecouped amount of payments made to the Trust in excess of the market price. Any amounts in the Price Credit Account are subject to future recoupment when the market price exceeds the Minimum Purchase Price. As of March 31, 2002, there were no remaining unrecouped price credits in the Price Credit Account. To the extent there may in the future be a balance in the Price Credit account, the entitlement to recoup price credits means that if and when the index price is above the Minimum Purchase Price, future royalty income paid to the Trust would be reduced until such time as such Price Credit Account is once again reduced to zero. Corresponding cash distributions to Unitholders would also be reduced.

        While the terms of the Gas Purchase Agreement pricing mechanism remain in place and no balance exists in the Price Credit Account, when the market price for natural gas exceeds $1.94 price per MMBtu at March 31, 2002, the Trust receives only 50 percent of the excess of the market price over the $1.94 price per MMBtu. For the production months in the fourth quarter of 2001, which are reported as royalty income in the first quarter of 2002, the index price fell below the Minimum Purchase Price in October 2001.

        The majority of the production attributable to the Trust is within Federal units. Unit participating areas are formed by pooling production from the participating area. Entitlement to the pooled production is based on each party's acreage in the participating area divided by the total participating acreage. Wells drilled outside the participating area may create an enlargement to the participating area and a revision of the Unit ownership entitlement. The Bureau of Land Management ("BLM") must approve Unit participating area expansions. The effective date for Unit expansions is retroactive to the date the well creating the expansion was tested. The revenues presented in the accompanying statements of distributable income are on an entitlement basis and reflect the most recent BLM participating area approvals at March 31, 2002 and 2001, respectively. There are pending or anticipated applications or approvals for additional participating area enlargements. WPC has advised the Trustee that it does not believe that final approval of these Unit participating area enlargements and the resulting retroactive adjustments, if any, will have a material impact on the revenues as presented in these statements.

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

        On January 5, 2001, the State of New Mexico, acting under authority of the MMS, presented WPC with an Audit Issue Letter for the alleged underpayment of royalties in the amount of $948,501, on gas produced from the Underlying Properties due to federal royalty owners during the time period from January 1992 through December 1996. MMS regulations permit a lessee to deduct from its gross proceeds its reasonable actual cost of transportation and processing to transport the gas from the lease to the point of sale in calculating the market value of its production. The State of New Mexico claims that certain costs of removing and transporting carbon dioxide gas are not deductible. On March 22, 2001, WPC responded to the Audit Issue Letter and contested the State of New Mexico's claim for additional royalties as being contrary to law. In early November 2001, WPC received from the MMS an Order to Report and Pay Additional Royalties and Perform Restructured Accounting on subsequent periods. The order was dated October 30, 2001. The order requires WPC to (1) pay additional royalties of $943,964 on production related to the audit period of January 1, 1992 through December 31, 1996; (2) pay an estimated incremental royalty amount of $991,549 for production covering January 1, 1997 through March 31, 2001; (3) perform a restructured accounting and pay any additional royalties for months after March 2001. On January 30, 2002, WPC filed its Statement of Reasons in support of its earlier appeal of the audit issue letter. While WPC has informed the Trustee that it believes that its past computations have been appropriately stated, applying the MMS methodology asserted by the State of New Mexico could potentially result in negative adjustments to amounts previously paid to the Trust of approximately $3,000,000.

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

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

         For the quarter ended March 31, 2002, royalty income received by the Trust amounted to $2,055,073 as compared to $5,818,139 received for the same quarter in 2001. The decrease in royalty income is primarily due to much lower natural gas prices. Production related to the royalty income received by the Trust in the first quarter of 2002 was 2,204,354 MMBtu as compared to 2,263,837 MMBtu for the same quarter in 2001. Interest income for the quarter ended March 31, 2002 was $1,673 compared to $21,734 for the same quarter in 2001 due to having less funds available for investment. General and administrative expenses during the first quarter of 2002 amounted to $232,376 compared to $212,969 for the same quarter in 2001.

         Distributable income for the quarter ended March 31, 2002 was $1,824,370 or $.19 per Unit compared to $5,626,904 or $ .58 per Unit for the first quarter of 2001. This decrease was the result of much lower natural gas prices. A distribution of $.199148 per Unit was made on March 1, 2002 to Unitholders of record on February 14, 2002.

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

         Royalty income received by the Trust in a given calendar quarter will generally reflect the sum of (i) proceeds from the sale of gas produced from the WI Properties during the preceding calendar quarter, plus (ii) cash received by Quatro Finale with respect to the Farmout Properties either (a) during the preceding calendar quarter or (b) if received in sufficient time to be paid to the Trust, in the month immediately following such calendar quarter. Accordingly, the royalty income included in distributable income for the quarter ended March 31, 2002 was based on production volumes and natural gas prices for the period October 2001 through December 2001, as shown in the table below. Due to delays associated with the receipt of income related to the Farmout Properties, the Trust's royalty income for the first quarter of 2002 reflects estimated production volumes from the Farmout Properties for the months of September 2001 through November 2001, as shown in the table below. The production volumes included in the table below are for production attributable to the Underlying Properties, and not for production attributable to the Trust's Royalty Interests and are net of the amount of production attributable to Quatro Finale's royalty obligations to third parties, which is determined by contractual arrangement with such parties.

                                       Three Months           Three Months
                                           Ended                  Ended
                                     December 31, 2001      December 31, 2000
                                     -----------------      -----------------
Production (MMBtu) (1)
     WI Properties                      2,967,995(2)           3,011,243(4)
     Farmout Properties                   705,927(3)             761,819(5)

Blanco Hub Spot Price
     ($/MMBtu) (6)                     $     2.04             $     4.98
Net Wellhead Price
     WI Properties ($/MMBtu) (6)       $     1.01             $     2.55

----------

(1)   Million British Thermal Units.

(2)   Includes prior period adjustments of 83,111 MMBtu.

(3)   Reflects estimated volumes for September 2001 through November 2001.

(4)   Includes prior period adjustments of 218,422 MMBtu.

(5)   Reflects estimated volumes for September 2000 through November 2000.

(6) Simple average of estimates for the months included in the period presented.

         Production from the WI Properties is generally sold by WPC to WPX Gas Resources pursuant to the Gas Purchase Contract that provides certain protections for WPC and Unitholders by providing that WPX Gas Resources will purchase gas from WPC at a minimum purchase price of $1.70 even when the applicable index price (which is equal to 97% of the Blanco Hub Spot Price) falls below $1.70 per MMBtu, provided that WPX Gas Resources is entitled to accrue price credits in the amount of any excess of the minimum price so paid over the applicable index price. When the applicable index price exceeds $1.70 per MMBtu WPX Gas Resources is entitled to recoup any price credits previously accrued. When the applicable index price is greater than $1.94 per MMBtu, the Gas Purchase Contract protects and benefits WPX Gas Resources by allowing it to purchase gas from WPC at a contract price equal to $1.94 per MMBtu plus only 50 percent of the difference between the applicable index price and $1.94 per MMBtu. The Gas Purchase Contract also provides that the price paid for gas by WPX Gas Resources is reduced by the amount of gathering, processing and certain other costs paid by WPX Gas Resources. See "Item 2 - The Royalty Interests - Gas Purchase Contract" in the 2001

Annual Report for detailed information about the Gas Purchase Contract and its impact on Trust income.

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

         The Blanco Hub Spot Price was below $2.00 per MMBtu during February of 2002 and therefore the applicable index price under the Gas Purchase Contract, which is equal to 97% of the Blanco Hub Spot Price, was above $1.94 per MMBtu. In general, under the Gas Purchase Contract, the Trust only receives the benefit of 50 percent of any amount by which the applicable index price exceeds $1.94 per MMBtu. Consequently, pursuant to the terms of the Gas Purchase Contract, WPX Gas Resources paid Quatro Finale (as successor to WPC) an amount for gas purchased equal to $1.94 per MMBtu, less the costs paid by WPX Gas Resources to gather and process such gas and deliver it to specified delivery points plus 50 percent of the excess of the applicable index price over $1.94 per MMBtu. The Blanco Hub Spot Price remained above $2.00 per MMBtu in April 2002.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

         The only assets of and sources of income to the Trust are the Royalty Interests, which generally entitle the Trust to receive a share of the net profits from natural gas production from the Underlying Properties. Consequently, the Trust's financial results can be significantly affected by fluctuations in natural gas prices and the Trust has commodity price risk exposure associated with the natural gas markets in the United States. The Royalty Interests do not entitle the Trust to control or influence the operation of the Underlying Properties or the sale of gas produced therefrom. Natural gas produced from the WI Properties, which comprises the majority of production attributable to the Royalty Interests, is currently sold by Quatro Finale pursuant to the terms of the Gas Purchase Contract. Although the Trust is not a party to the Gas Purchase Contract, the Gas Purchase Contract may significantly impact revenues to the Trust. Although the Gas Purchase Contract mitigates the risk to the Trust of low gas prices, it also limits the ability of the Trust to benefit from the effects of higher gas prices. See "Item 2 -- The Royalty Interests -- Gas Purchase Contract" in the 2001 Annual Report for detailed information about the Gas Purchase Contract and its impact on the Trust and Unitholders.

The Trust is a passive entity and other than the Trust's ability to periodically borrow money as necessary to pay expenses, liabilities and obligations of the Trust that cannot be paid out of cash held by the Trust, the Trust is prohibited from engaging in borrowing transactions. The amount of any such borrowings is unlikely to be material to the Trust. The Trust periodically holds short term investments acquired with funds held by the Trust pending distribution to Unitholders and funds held in reserve for the payment of Trust expenses and liabilities. Because of the short- term nature of these borrowings and investments and certain limitations upon the types of such investments which may be held by the Trust, the Trustee believes that the Trust is not subject to any material interest rate risk. The Trust does not engage in transactions in foreign currencies which could expose the Trust or Unitholders to any foreign currency related market risk.

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


Date: May 15, 2002

                                                                     EXHIBIT 15

  EXHIBIT
  NUMBER                        DESCRIPTION
----------                      -----------
    15         Letter regarding unaudited interim financial information dated
               May 15, 2002, from the independent accountant which acknowledges awareness of the use of a report on unaudited interim financial information.