Form 10-Q
period 2002-06-30
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 2002-08-14
CIK 895007

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2002
                                                 --------------

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

         Number of units of beneficial interest outstanding at August 1, 2002:
9,700,000.

                         PART I - FINANCIAL INFORMATION

                         ITEM 1 -- FINANCIAL STATEMENTS

         The financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the "Trustee") of Williams Coal Seam Gas Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Annual Report"). The December 31, 2001 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2002, the distributable income for the three-month and six-month periods ended June 30, 2002 and 2001, and the changes in trust corpus for the six-month periods ended June 30, 2002 and 2001, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

         The financial statements as of June 30, 2002 and for the three-month and six-month periods ended June 30, 2002 and 2001 included herein have been reviewed by Ernst & Young LLP, independent public accountants, as stated in their report appearing herein.

                     Independent Accountants' Review Report


The Trustee
Williams Coal Seam Gas Royalty Trust

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of June 30, 2002, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 2002 and 2001, and the condensed statements of changes in trust corpus for the six-month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Trustee.

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


                                                               Ernst & Young LLP



Tulsa, Oklahoma
August 12, 2002

================================================================================
WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(UNAUDITED)

================================================================================



                                                          June 30,      December 31,
ASSETS                                                      2002            2001
                                                        -------------   -------------

Current Assets -
         cash and cash equivalents                      $      62,301   $      91,492
Royalty interests in oil and gas properties (less
         accumulated amortization of $118,075,773
         at June 30, 2002 and $116,036,626 at
         December 31, 2001)                                20,490,890      22,530,037
                                                        -------------   -------------
TOTAL ASSETS                                            $  20,553,191   $  22,621,529
                                                        =============   =============

LIABILITIES AND TRUST CORPUS
Current Liabilities - trust expenses payable            $     120,887   $      76,777

Trust corpus - 9,700,000 units of beneficial
         interest authorized and outstanding               20,432,304      22,544,752
                                                        -------------   -------------
TOTAL LIABILITIES AND TRUST CORPUS                      $  20,553,191   $  22,621,529
                                                        =============   =============



The accompanying notes are an integral part of these financial statements. See accountants' review report.

================================================================================
WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

================================================================================




                                                       THREE MONTHS      THREE MONTHS
                                                          ENDED              ENDED
                                                      June 30, 2002      June 30, 2001
                                                     ---------------    ---------------

Royalty income                                       $     1,297,273    $     8,824,049
Interest income                                                1,215             28,169
                                                     ---------------    ---------------
                                                           1,298,488          8,852,218

General administrative expenses                             (185,940)          (178,504)
                                                     ---------------    ---------------
Distributable income                                 $     1,112,548    $     8,673,714
                                                     ===============    ===============

Distributable income per unit (9,700,000 units)      $           .11    $           .89
                                                     ===============    ===============


The accompanying notes are an integral part of these financial statements. See accountants' review report.

================================================================================
WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
================================================================================



                                                       SIX MONTHS        SIX MONTHS
                                                          ENDED            ENDED
                                                      June 30, 2002     June 30, 2001
                                                     --------------    --------------

Royalty income                                       $    3,352,346    $   14,642,188
Interest income                                               2,888            49,903
                                                     --------------    --------------
                                                          3,355,234        14,692,091

General administrative expenses                            (418,315)         (391,474)
                                                     --------------    --------------
Distributable income                                 $    2,936,919    $   14,300,617
                                                     ==============    ==============

Distributable income per unit (9,700,000 units)      $          .30    $         1.47
                                                     ==============    ==============

The accompanying notes are an integral part of these financial statements. See accountants' review report.

================================================================================
WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

================================================================================


                                                  SIX MONTHS        SIX MONTHS
                                                     ENDED             ENDED
                                                 June 30, 2002     June 30, 2001
                                                --------------    --------------

Trust corpus, beginning of period               $   22,544,752    $   30,670,270
Amortization of royalty interests                   (2,039,147)       (4,321,797)
Distributable income                                 2,936,919        14,300,617
Distributions to Unitholders                        (3,010,220)      (14,366,088)
                                                --------------    --------------

Trust corpus, end of period                     $   20,432,304    $   26,283,002
                                                ==============    ==============

Distributions per unit (9,700,000 units)        $          .31    $         1.48
                                                ==============    ==============


The accompanying notes are an integral part of these financial statements. See accountants' review report.

================================================================================
WILLIAMS COAL SEAM GAS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

================================================================================

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

         The only assets of the Trust, other than cash and cash equivalents being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Royalty Interests. The Royalty Interests consist primarily of a net profits interest (the "NPI") in the Underlying Properties. From the inception of the Trust until the fourth quarter of 2000, the NPI generally entitled the Trust to receive 81 percent of the NPI Net Proceeds, as defined below, attributable to (i) gas produced and sold from Quatro Finale's net revenue interests (working interests less lease burdens) in the properties in which Quatro Finale has a working interest (the "WI Properties") and (ii) the revenue stream received by Quatro Finale attributable to its 35 percent net profits interest in 5,348 gross acres in La Plata County, Colorado (the "Farmout Properties"). The Royalty Interests also include a 20 percent interest in Quatro Finale's Infill Net Proceeds, as defined below, from the sale of production if well spacing rules are effectively modified and additional wells are drilled on producing drilling blocks on the WI Properties (the "Infill Wells") during the term of the Trust. No Infill Wells have been drilled on the WI Properties to date. "NPI Net Proceeds" consists generally of the revenue stream received by Quatro Finale from its 35 percent net profits interest in the Farmout Properties, plus the aggregate proceeds attributable to Quatro Finale's net revenue interest, based on the price paid at or in the vicinity of the wellhead (the "Wellhead"), of gas produced from the WI Properties, less Quatro Finale's share of certain taxes and costs. "Infill Net Proceeds" consists generally of the aggregate proceeds, based on the price at the Wellhead, of gas produced from Quatro Finale's net revenue interest in any Infill Wells less certain taxes and costs. The complete definitions of NPI Net Proceeds and Infill Net Proceeds are set forth in the Conveyance. The NPI percentage was subject to permanent reduction under certain conditions, and such a reduction occurred in the fourth quarter of 2000. Pursuant to the Conveyance, the NPI percentage is not subject to further reduction or other adjustment regardless of the future amount of cumulative production or the achieved internal rate of return. See "Item 1 - Financial Statements.

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

5.       SUBSEQUENT EVENTS

         Subsequent to June 30, 2002, the Trust declared the following distribution:



           Quarterly
            Record                           Payment                      Distribution
             Date                             Date                          per Unit
            ------                           ------                        ---------
           August 14                        August 29                     $    .221029

         The distribution per unit increased from $.111184 in the second quarter of 2002 to $.221029 in the third quarter of 2002. The increase in distributions was mainly due to an increase in natural gas prices and production increases compared to the previous quarter.

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

         Under the pricing mechanism of the Gas Purchase Contract, when the market price is less than $1.70 per MMBtu (the "Minimum Purchase Price"), the Trust will be paid the Minimum Purchase Price for the gas and an account (the "Price Credit Account") will be maintained to identify the accrued and unrecouped amount of payments made to the Trust in excess of the market price. Any amounts in the Price Credit Account are subject to future recoupment when the market price exceeds the Minimum Purchase Price. As of June 30, 2002, there were no remaining unrecouped price credits in the Price Credit Account. To the extent there may in the future be a balance in the Price Credit account, the entitlement to recoup price credits means that if and when the index price is above the Minimum Purchase Price, future royalty income paid to the Trust would be reduced until such time as such Price Credit Account is once again reduced to zero. Corresponding cash distributions to Unitholders would also be reduced.

         While the terms of the Gas Purchase Agreement pricing mechanism remain in place and no balance exists in the Price Credit Account, when the market price for natural gas exceeds $1.94 price per MMBtu, the Trust receives only 50 percent of the excess of the market price over the $1.94 price per MMBtu. For Production Months in the first quarter of 2002, which are reported as Royalty Income in second quarter 2002, the index price remained above the Minimum Purchase Price.

         The majority of the production attributable to the Trust is within Federal units. Unit participating areas are formed by pooling production from the participating area. Entitlement to the pooled production is based on each party's acreage in the participating area divided by the total participating acreage. Wells drilled outside the participating area may create an enlargement to the participating area and a revision of the Unit ownership entitlement. The Bureau of Land Management ("BLM") must approve Unit participating area expansions. The effective date for Unit expansions is retroactive to the date the well creating the expansion was tested. The revenues presented in the accompanying statements of distributable income are on an entitlement basis and reflect the most recent BLM participating area approvals at June 30, 2002 and 2001, respectively. There are pending or anticipated applications or approvals for additional participating area enlargements. WPC has advised the Trustee that it does not believe that final approval of these Unit participating area enlargements and the resulting retroactive adjustments, if any, will have a material impact on the revenues as presented in these financial statements.

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

Three Months and Six Months Ended June 30, 2002 Compared to Three Months and Six Months Ended June 30, 2001

         For the quarter ended June 30, 2002, royalty income received by the Trust amounted to $1,297,273 as compared to $8,824,049 received for the same quarter in 2001. The decrease in royalty income is due to significantly lower natural gas prices and a decrease in gas volumes in 2002 compared to 2001. Production related to the royalty income received by the Trust in the second quarter of 2002 was 1,379,522 MMBtu as compared to 2,468,511 MMBtu for the same quarter in 2001. Royalty income for the six months ended June 30, 2002 was $3,352,346 as compared to $14,642,188 for the same period in 2001. Production related to the royalty income received by the Trust for the six months ended June 30, 2002 was 3,583,876 MMBtu as compared to 4,732,348 MMBtu for the six months ended June 30, 2001. Lower natural gas prices and a decrease in gas volumes resulted in significantly lower royalty income for the six months ended June 30, 2002. Interest income for the quarter ended June 30, 2002 was $1,215 compared to $28,169 for the same quarter in 2001. Interest income for the six months ended June 30, 2002 was $2,888 as compared to $49,903 for the same period in 2001. This decrease in interest income is primarily due to lower cash invested as a result of lower royalty income. General and administrative expenses during the second quarter of 2002 amounted to $185,940 compared to $178,504 for the same quarter in 2001. General and administrative expenses for the six months ended June 30, 2002 were 418,315 as compared to $391,474 for the same period in 2001.

         Distributable income for the quarter ended June 30, 2002 was $1,112,548, or $.11 per Unit, compared to $8,673,714, or $.89 per Unit, for the second quarter of 2001. This decrease was the result of lower natural gas prices and normal production decline. A distribution of $.111184 per Unit was made on May 30, 2002 to Unitholders of record on May 15, 2002. Distributable income for the six months ended June 30, 2002 was $2,936,919 as compared to $14,300,617 for the same period in 2001. This decrease was the result of lower natural gas prices and normal production decline.

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

         Royalty income received by the Trust in a given calendar quarter will generally reflect the sum of (i) proceeds from the sale of gas produced from the WI Properties during the preceding calendar quarter, plus (ii) cash received by Quatro Finale with respect to the Farmout Properties either (a) during the preceding calendar quarter or (b) if received in sufficient time to be paid to the Trust, in the month immediately following such calendar quarter. Accordingly, the royalty income included in distributable income for the quarter ended June 30, 2002 was based on production volumes and natural gas prices for the period January 2002 through March 2002, as shown in the table below. Due to delays associated with the receipt of income related to the Farmout Properties, the Trust's royalty income for the second quarter of 2002 reflects estimated production volumes from the Farmout Properties for the months of December 2001 through February 2002, as shown in the table below. The production volumes included in the table below are for production attributable to the Underlying Properties, and not for production attributable to the Trust's Royalty Interests and are net of the amount of production attributable to Quatro Finale's royalty obligations to third parties, which is determined by contractual arrangement with such parties.



                                                                          Three Months             Three Months
                                                                              Ended                   Ended
                                                                         March 31, 2002           March 31, 2001
                                                                   --------------------------  ------------------


Production (MMBtu)(1)
   WI Properties                                                                4,683,326(2)         5,523,212(4)
   Farmout Properties                                                             596,630(3)           882,670(5)

Blanco Hub Spot Price ($/MMBtu)(6)                                            $      2.12           $     3.47
Net Wellhead Price WI Properties ($/MMBtu)(6)                                 $       .91           $     2.28


-----------------------

(1)      Million British Thermal Units.

(2)      Includes prior period adjustments of 84,539 MMBtu.

(3)      Reflects estimated volumes for December 2001 through February 2002.

(4)      Includes prior period adjustments of 157,209 MMBtu.

(5)      Reflects estimated volumes for December 2000 through February 2001.

(6) Simple average of estimates for the months included in the period presented.

         Production from the WI Properties is generally sold by WPC to WPX Gas Resources pursuant to the Gas Purchase Contract that provides certain protections for WPC and Unitholders by providing that WPX Gas Resources will purchase gas from WPC at a minimum purchase price of $1.70 even when the applicable index price (which is equal to 97% of the Blanco Hub Spot Price) falls below $1.70 per MMBtu, provided that WPX Gas Resources is entitled to accrue price credits in the amount of any excess of the minimum price so paid over the applicable index price. When the applicable index price exceeds $1.70 per MMBtu, WPX Gas Resources is entitled to recoup any price credits previously accrued. When the applicable index price is greater than $1.94 per MMBtu, the Gas Purchase Contract protects and benefits WPX Gas Resources by allowing it to purchase gas from WPC at a contract price equal to $1.94 per MMBtu plus only 50 percent of the difference between the applicable index price and $1.94 per MMBtu .. The Gas Purchase Contract also provides that the price paid for gas by WPX Gas Resources is reduced by the amount of gathering, processing and certain other costs paid by WPX Gas Resources. See "Item 2 - The Royalty Interests - Gas Purchase Contract" in the 2001 Annual Report for detailed information about the Gas Purchase Contract and its impact on Trust income.

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

         The Blanco Hub Spot Price was above $2.00 per MMBtu during both the first and second quarters of 2002, with the exception of February, and therefore the applicable index price under the Gas Purchase Contract, which is equal to 97% of the Blanco Hub Spot Price, was above $1.94 per MMBtu through such periods, with the exception of February. In general, under the Gas Purchase Contract, the Trust only receives the benefit of 50 percent of any amount by which the applicable index price exceeds $1.94 per MMBtu. Consequently, pursuant to the terms of the Gas Purchase Contract, WPX Gas Resources paid Quatro Finale (as successor to WPC) an amount for gas purchased equal to $1.94 per MMBtu, less the costs paid by WPX Gas Resources to gather and process such gas and deliver it to specified delivery points plus 50 percent of the excess of the applicable index price over $1.94 per MMBtu. The Blanco Hub Spot Price remained above $2.00 per MMBtu in July 2002.

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

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      The exhibit listed below is filed as part of this report:

         Exhibit 15

                  Letter regarding unaudited interim financial information dated August 12, 2002 from the independent accountant which acknowledges awareness of the use in registration statement of a report on unaudited interim financial information.

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


Date:  August 14, 2002

                               INDEX TO EXHIBITS

EXHIBIT NO.                             DESCRIPTION
-----------                             -----------

   15                 Letter regarding unaudited interim financial information dated
                      August 12, 2002, from the independent accountant which acknowledges awareness of the use in registration statement of a report on unaudited interim financial information
