Form 10-Q
period 2002-09-30
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 2002-11-14
CIK 895007

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2002
                                               ------------------

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

                                 (214) 209-2400
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days. Yes  x   No
                                             ----     ----

         Number of units of beneficial interest outstanding at November 1, 2002:
9,700,000

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.

         The financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the "Trustee") of Williams Coal Seam Gas Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2001 (the "2001 Annual Report"). The December 31, 2001 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2002, the distributable income for the three-month and nine-month periods ended September 30, 2002 and 2001, and the changes in trust corpus for the nine-month periods ended September 30, 2002 and 2001, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

         The financial statements as of September 30, 2002 and for the three-month and nine-month periods ended September 30, 2002 and 2001 included herein have been reviewed by Ernst & Young LLP, independent public accountants, as stated in their report appearing herein.

                     Independent Accountants' Review Report


The Trustee
Williams Coal Seam Gas Royalty Trust


We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of September 30, 2002, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 2002 and 2001 and the condensed statements of changes in trust corpus for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Trustee.

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

                                                          Ernst & Young LLP


Tulsa, Oklahoma
November 13, 2002

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(UNAUDITED)


                                                            September 30,    December 31,
                                                                2002             2001
                                                            -------------    ------------

ASSETS

Current Assets - cash and cash equivalents                  $    171,677     $     91,492

Royalty interests in oil and gas properties
        (less accumulated amortization
        of $119,099,594 at
        September 30, 2002 and
        $116,036,626 at December 31, 2001)                    19,467,069       22,530,037
                                                            ------------     ------------

TOTAL ASSETS                                                $ 19,638,746     $ 22,621,529
                                                            ============     ============


LIABILITIES AND TRUST CORPUS

Current Liabilities -trust expenses payable                 $    148,416     $     76,777

Trust corpus -9,700,000 units of
        beneficial interest authorized
        and outstanding                                       19,490,330       22,544,752
                                                            ------------     ------------

TOTAL LIABILITIES
        AND TRUST CORPUS                                    $ 19,638,746     $ 22,621,529
                                                            ============     ============


The accompanying notes are an integral part of these financial statements. See accountants' review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)


                                                               THREE MONTHS         THREE MONTHS
                                                                   ENDED                ENDED
                                                             September 30, 2002   September 30, 2001
                                                             ------------------   ------------------

Royalty income                                                  $  2,341,940         $  6,547,688
Interest income                                                        2,042               15,848
                                                                ------------         ------------
                                                                   2,343,982            6,563,536

General and administrative expenses                                 (118,154)            (137,791)
                                                                ------------         ------------
Distributable income                                            $  2,225,828         $  6,425,745
                                                                ============         ============

Distributable income per unit
     (9,700,000 units)                                          $        .23         $        .66
                                                                ============         ============


The accompanying notes are an integral part of these financial statements. See accountants' review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)


                                                          NINE MONTHS                NINE MONTHS
                                                              ENDED                      ENDED
                                                        September 30, 2002         September 30, 2001
                                                        ------------------         ------------------

Royalty income                                             $  5,694,286               $ 21,189,876
Interest income                                                   4,930                     65,751
                                                           ------------               ------------
                                                              5,699,216                 21,255,627

General administrative expenses                                (536,469)                  (529,264)
                                                           ------------               ------------
Distributable income                                       $  5,162,747               $ 20,726,363
                                                           ============               ============

Distributable income per unit
     (9,700,000 units)                                     $        .53               $       2.14
                                                           ============               ============


The accompanying notes are an integral part of these financial statements. See accountants' review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)


                                                           NINE MONTHS                NINE MONTHS
                                                              ENDED                      ENDED
                                                        September 30, 2002         September 30, 2001
                                                        ------------------         ------------------

Trust corpus, beginning of period                          $ 22,544,752              $ 30,670,270

Amortization of royalty interests                            (3,062,968)               (6,836,067)


Distributable income                                          5,162,747                20,726,363
Distributions to unitholders                                 (5,154,201)              (20,749,623)
                                                           ------------              ------------
Trust corpus, end of period                                $ 19,490,330              $ 23,810,943
                                                           ============              ============

Distributions per unit
      (9,700,000 units)                                    $        .53              $       2.14
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

         The Trust was formed to acquire and hold certain net profits interests (the "Royalty Interests") in proved natural gas properties located in the San Juan Basin of New Mexico and Colorado (the "Underlying Properties") owned at the time of the Trust's formation by WPC. The Trust was initially created effective as of December 1, 1992 with a $100 contribution by WPC. On January 21, 1993, the Royalty Interests were conveyed to the Trust by WPC pursuant to the Net Profits Conveyance (the "Conveyance") dated effective as of October 1, 1992 by and among WPC, Williams, the Trustee and the Delaware Trustee, in consideration for all the 9,700,000 authorized units of beneficial interest in the Trust ("Units"). WPC transferred its Units by dividend to its parent, Williams, which sold an aggregate of 5,980,000 Units to the public through various underwriters in January and February 1993 (the "Public Offering"). Subsequently, Williams sold to the public an additional 151,209 Units. During the second quarter of 1995 Williams transferred its remaining Units to Williams Holdings of Delaware, Inc. ("WHD"), a separate holding company for Williams' non-regulated businesses. Effective July 31, 1999, WHD was merged into Williams and by operation of the merger Williams assumed all assets, liabilities and obligations of WHD, including without limitation ownership of WHD's Units. Effective August 11, 2000, Williams sold its Units to Quatro Finale IV LLC, a Delaware limited liability company ("QFIV"), in a privately negotiated transaction. Williams has agreed to hold the transferred Units as Nominee for QFIV. Williams retained the voting rights and retained a "call" option on the transferred Units, and QFIV was granted a "put" option on the Units. During the period from December 2001 through September 2002, Williams exercised its option to purchase 465,500 of the QFIV transferred Units and simultaneously sold these Units to the public.

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

         The NPI percentage was subject to permanent reduction under certain conditions and such a reduction to 60% occurred in the fourth quarter of 2000. Pursuant to the Conveyance, the NPI percentage is not subject to further reduction or other adjustment regardless of the future amount of cumulative production or the achieved internal rate of return. See "Item 1 - Financial Statements.

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

         Production from coal seam gas wells drilled after December 31, 1979 and prior to January 1, 1993, qualifies for the Federal income tax credit for producing nonconventional fuels under Section 29 of the Internal Revenue Code (the "Code"), so long as the wells are certified by the Federal Energy Regulatory Commission ("FERC"). This tax credit is calculated annually based on each year's qualified production through the year 2002. Therefore, the Section 29 tax credit will expire at the end of the year, unless extended by Congress.

         The Section 29 credit is based on the unitholder's pro rata share of qualifying production. It can be used only to the extent that a unitholder's regular tax liability exceeds the unitholder's tentative minimum tax liability after the regular tax liability has been reduced by the foreign tax credit and certain non-refundable personal tax credits. Any part of the Section 29 credit not allowed for the tax year solely because of this alternative minimum tax limitation is subject to certain carryover provisions relating to the alternative minimum tax calculation. Except for the foregoing, there are no code provisions that allow for the carryback or carryforward of Section 29 credits in any other circumstances. As the carry forward of unused section 29 credits is related to the alternative minimum tax calculation for succeeding years, carry forwards should be allowed even if the
Section 29 credit is not extended after 2002. Quatro Finale provides the Trustee with Section 29 tax credit information related to trust properties, which is then passed along to the unitholder. The Trustee is not aware of any wells that have not been certified by FERC.

         The tax consequences to a unitholder of the ownership and sale of units will depend in part on the unitholder's tax circumstances. Each unitholder should therefore consult the unitholder's tax adviser about the federal, state, and local tax consequences to the unitholder of the ownership of units.

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

5.       SUBSEQUENT EVENTS

         Subsequent to September 30, 2002, the Trust declared the following distribution:

                     Quarterly
                      Record                            Payment                     Distribution
                       Date                              Date                         per Unit
                    ----------                        ----------                    ------------

                    November 14                       November 29                     $.356223

         The distribution per unit increased from $0.221029 for the second quarter of 2002 to $.356223 for the third quarter of 2002 primarily as a result of adjustments of approximately $1.2 million from federal unit acreage expansion. Production in the current quarter prior to federal unit acreage retroactive adjustment was 5.6 TBtu compared to 5.4 TBtu in the preceding quarter. Expansions of federal unit acreage can either increase or decrease the Trust's ownership of particular wells resulting in potential adjustments of production for prior periods and future associated distributions to unitholders can either increase or decrease.

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

         Under the pricing mechanism of the Gas Purchase Contract, when the market price is less than $1.70 per MMBtu (the "Minimum Purchase Price"), the Trust will be paid the Minimum Purchase Price for the gas and an account (the "Price Credit Account") will be maintained to identify the accrued and unrecouped amount of payments made to the Trust in excess of the market price. Any amounts in the Price Credit Account are subject to future recoupment when the market price exceeds the Minimum Purchase Price. As of September 30, 2002, there were no remaining unrecouped price credits in the Price Credit Account. To the extent there may in the future be a balance in the Price Credit account, the entitlement to recoup price credits means that if and when the index price is above the Minimum Purchase Price, future royalty income paid to the Trust would be reduced until such time as such Price Credit Account is once again reduced to zero. Corresponding cash distributions to Unitholders would also be reduced.

         While the terms of the Gas Purchase Agreement pricing mechanism remain in place and no balance exists in the Price Credit Account, when the market price for natural gas exceeds $1.94 per MMBtu, the Trust receives only 50 percent of the excess of the market price over the $1.94 per MMBtu. For Production Months in the second quarter of 2002, which are reported as Royalty Income in the third quarter 2002, the index price remained above the Minimum Purchase Price.

         The majority of the production attributable to the Trust is within Federal units. Unit participating areas are formed by pooling production from the participating area. Entitlement to the pooled production is based on each party's acreage in the participating area divided by the total participating acreage. Wells drilled outside the participating area may create an enlargement to the participating area and a revision of the unit ownership entitlement. The Bureau of Land Management ("BLM") must approve unit participating area expansions. The effective date for unit expansions is retroactive to the date the well creating the expansion was tested. The revenues presented in the accompanying statements of distributable income are recorded when received, are calculated on an entitlement basis and reflect the most recent BLM participating area approvals for production recorded through September 30, 2002 and 2001, respectively. There are pending or anticipated applications or approvals for additional participating area enlargements. WPC has advised the Trustee that it does not believe that final approval of these unit participating area enlargements and the resulting retroactive adjustments, if any, will have a material impact on the revenues as presented in these financial statements.

         The Trustee has been advised by WPC that the Minerals Management Service ("MMS"), a subagency of the U.S. Department of the Interior, has from time to time considered the inclusion of the value of the Section 29 tax credits attributable to coal seam gas production in the calculation of gross proceeds for purposes of calculating the royalty that is payable to the MMS. On August 30, 1993, the U.S. Office of the Inspector General (the "OIG") issued an audit report stating that Section 29 tax credits should be included in the calculation of gross proceeds and recommending that the MMS pursue collection of additional royalties with respect to past and future production. On December 8, 1993, however, the Office of the Solicitor of the U.S. Department of the Interior gave its opinion to the MMS that the report of the OIG was incorrect and that Section 29 tax credits are not part of gross proceeds for the purpose of Federal royalty calculations. WPC believes that any such inclusion of the value of Section 29 tax credits for the purposes of calculating royalty payments required to be made on Federal and Indian lands would be inappropriate since all mineral interest owners, including royalty owners, are entitled to Section 29 tax credits for their proportionate share of qualifying coal seam gas production. WPC has advised the Trustee that it would vigorously oppose any attempt by the MMS to require the inclusion of the value of Section 29 tax credits in the calculation of gross proceeds. However, if such regulations were adopted and upheld, royalty payments to the Federal government would be increased, which would decrease NPI Net Proceeds and, therefore, the amounts payable to the Trust. The reduction in amounts payable to the Trust would cause a corresponding reduction in associated
Section 29 tax credits available to Unitholders.

         On January 5, 2001, the State of New Mexico, acting under authority of the MMS, presented WPC with an Audit Issue Letter for the alleged underpayment of royalties in the amount of $948,501, on gas produced from the Underlying Properties due to federal royalty owners during the time period from January 1992 through December 1996. MMS regulations permit a lessee to deduct from its gross proceeds its reasonable actual cost of transportation and processing to transport the gas from the lease to the point of sale in calculating the market value of its production. The State of New Mexico claims that certain costs of removing and transporting carbon dioxide gas are not deductible. On March 22, 2001, WPC responded to the Audit Issue Letter and contested the State of New Mexico's claim for additional royalties as being contrary to law. In early November 2001, WPC received from the MMS an order to Report and Pay Additional Royalties and Perform Restructured Accounting on subsequent periods. The order was dated October 30, 2001. The order requires WPC
(1) to pay additional royalties of $943,964 on production related to the audit period of January 1, 1992 through December 31, 1996; (2) to pay an estimated incremental royalty amount of $991,549 for production covering January 1, 1997 through March 31, 2001; and (3) to perform a restructured accounting and pay an additional royalties for months after March 2001. On January 30, 2002, WPC filed its Statement of Reasons in support of its earlier appeal of the audit issue letter. While WPC has informed the Trustee that it believes that its past computations have been appropriately stated, applying the MMS methodology asserted by the State of New Mexico could potentially result in negative adjustments to amounts previously paid to the Trust of approximately $3,000,000.

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

Three Months and Nine Months Ended September 30, 2002 Compared to Three Months and Nine Months Ended September 30, 2001

         For the quarter ended September 30, 2002, royalty income received by the Trust amounted to $2,341,940 as compared to $6,547,688 received for the same quarter in 2001. The decrease in royalty income is due to significantly lower natural gas prices and a decrease in gas volumes in the 2002 third quarter compared to the same quarter in 2001. Production related to the royalty income received by the Trust in the third quarter of 2002 was 1,803,927 MMBtu as compared to 2,768,877 MMBtu for the same quarter in 2001. Royalty income for the nine months ended September 30, 2002 was $5,694,286 as compared to $21,189,876 for the same period in 2001. Production related to the royalty income received by the Trust for the nine months ended September 30, 2002 was 5,387,803 MMBtu as compared to 7,501,225 MMBtu for the nine months ended September, 30, 2001. Lower natural gas prices and a decrease in gas volumes resulted in significantly lower royalty income for the nine months ended September 30, 2002 as compared to the same 2001 period. Interest income for the quarter ended September 30, 2002 was $2,042 compared to $15,848 for the same quarter in 2001. Interest income for the nine months ended September 30, 2002 was $4,930 compared to $65,751 for the same period in 2001. This decrease in interest income is primarily due to lower cash invested as a result of lower royalty income and much lower interest rates. General and administrative expenses during the third quarter of 2002 amounted to $118,154 compared to $137,791 for the same quarter in 2001. General and administrative expenses during the nine months ended September 30, 2002 amounted to $536,469 compared to $529,264 for the same period in 2001.

         Distributable income for the quarter ended September 30, 2002 was $2,225,828, or $.23 per Unit, as compared to $6,425,745, or $.66 per Unit, for the third quarter of 2001. This decease was the result of lower natural gas prices and normal production decline. Distributable income for the nine months ended September 30, 2002 was $5,162,747 or $.53 per Unit, as compared to $20,726,363, or $2.14 per Unit, for the same period in 2001. This decrease was a result of lower natural gas prices and normal production decline. A distribution of $.221029 per Unit was made on August 29, 2002 to Unitholders of record on August 14, 2002.

         Because the Trust incurs administrative expenses throughout a quarter but receives its royalty income only once in a quarter, the Trustee established, in the first quarter of 1993, a cash reserve for the payment of expenses and liabilities of the Trust. The Trustee thereafter has adjusted the amount of such reserve in certain quarters as required for the payment of the Trust's expenses and liabilities, in accordance with the provisions of the Trust Agreement. The Trustee anticipates that it will maintain for the foreseeable future a cash reserve which will fluctuate as expenses are paid and royalty income is received.

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

         Royalty income received by the Trust in a given calendar quarter will generally reflect the sum of (i) proceeds from the sale of gas produced from the WI Properties during the preceding calendar quarter, plus (ii) cash received by Quatro Finale with respect to the Farmout Properties either (a) during the preceding calendar quarter or (b) if received in sufficient time to be paid to the Trust, as shown in the table below in the month immediately following such calendar quarter. Accordingly, as shown in the tables below, the royalty income included in distributable income for the quarter ended September 30, 2002 was based on production volumes and natural gas prices for WI Properties for the period April 2002 through June 2002, and for Farmout Properties for the period March 2002 through May 2002. The production volumes included in the table below are for production attributable to the Underlying Properties, and not for production attributable to the Trust's Royalty Interests and are net of the amount of production attributable to Quatro Finale's royalty obligations to third parties, which is determined by contractual arrangement with such parties.

                                                          Three Months               Three Months
                                                             Ended                       Ended
                                                         June 30, 2002               June 30, 2001
                                                         -------------               -------------

Production (MMBtu) (1)
     WI Properties                                           2,514,872(2)                3,884,165(4)
     Farmout Properties                                        491,676(3)                  730,629(5)

Blanco Hub Spot Price
     ($/MMBtu) (6)                                         $      2.60                  $     4.01
Net Wellhead Price
     WI Properties ($/MMBtu) (6)                           $      1.19                  $     1.93

----------

(1)    Million British Thermal Units.

(2)    Includes adjustments to prior distributions of 395,764 MMBtu.

(3)    Reflects estimated volumes for March 2002 through May 2002.

(4)    Includes adjustments to prior distributions of 542,592 MMBtu.

(5)    Reflects estimated volumes for March 2001 through May 2001.

(6) Simple average of estimates for the months included in the period presented.

         Production from the WI Properties is generally sold by Quatro Finale to WPX Gas Resources pursuant to the Gas Purchase Contract that provides certain protections for Quatro Finale and Unitholders by providing that WPX Gas Resources will purchase gas from Quatro Finale at a minimum purchase price of $1.70 even when the applicable index price (which is equal to 97% of the Blanco Hub Spot Price) falls below $1.70 per MMBtu, provided that WPX Gas Resources is entitled to accrue price credits in the amount of any excess of the minimum price so paid over the applicable index price. When the applicable index price exceeds $1.70 per MMBtu, WPX Gas Resources is entitled to recoup any price credits previously accrued. When the applicable index price is greater than $1.94 per MMBtu, the Gas Purchase Contract protects and benefits WPX Gas Resources by allowing it to purchase gas from Quatro Finale at a contract price equal to $1.94 per MMBtu plus only 50 percent of the difference between the applicable index price and $1.94 per MMBtu. The Gas Purchase Contract also provides that the price paid for gas by WPX Gas Resources is reduced by the amount of gathering, processing and certain other costs paid by WPX Gas Resources. See "Item 2 -- The Royalty Interests -- Gas Purchase Contract" in the 2001 Annual Report for detailed information about the Gas Purchase Contract and its impact on Trust income.

         The initial five-year term of the pricing provision ("Primary Term") of the Gas Purchase Contract expired on December 31, 1997. Following the expiration of the Primary Term, the pricing provision will continue in effect for one or more consecutive additional one-year terms (each such term a "Contract Year") unless and until WPX Gas Resources exercises its annual option, exercisable fifteen days prior to the end of each Contract Year, to discontinue purchasing gas from Quatro Finale under the pricing provision of the Gas Purchase Contract and instead purchase gas at a monthly price equal to the index price of 97 percent of the Blanco Hub Spot Price. WPX has not yet exercised this option and the pricing mechanism of the Primary Term therefore has been and will continue to remain in effect through at least December 31, 2002.

         The Blanco Hub Spot Price was above $2.00 per MMBtu during the first, second and third quarters of 2002, with the exception of February, and therefore the applicable index price under the Gas Purchase Contract, which is equal to 97% of the Blanco Hub Spot Price, was above $1.94 per MMBtu through such periods, with the exception of February. In general, under the Gas Purchase Contract, the Trust only receives the benefit of 50 percent of any amount by which the applicable index price exceeds $1.94 per MMBtu. Consequently, pursuant to the terms of the Gas Purchase Contract, WPX Gas Resources paid Quatro Finale an amount for gas purchased equal to $1.94 per MMBtu, less the costs paid by WPX Gas Resources to gather and process such gas and deliver it to specified delivery points plus 50 percent of the excess of the applicable index price over $1.94 per MMBtu. The Blanco Hub Spot Price remained above $2.00 per MMBtu in October 2002.

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

Items 1. through 5.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   The exhibit listed below is filed as part of this report:

         Exhibit 15

                    Letter regarding unaudited interim financial information dated November 13, 2002 from the independent accountant which acknowledges awareness of the use in registration statement of a report on unaudited interim financial information.


         Exhibit 99.1

                    Certificate by Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust., dated November 13, 2002 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

         (b) On August 14, 2002, the Trust filed a report on Form 8-K to furnish the Trustee's certification of the Trust's Quarterly Report on Form 10-Q for the period ended June 30, 2002 as required by 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

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


Date:    November 13, 2002

                                 CERTIFICATIONS

         I, Ron Hooper, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Williams Coal Seam Gas Royalty Trust, for which Bank of America, N.A., acts as Trustee;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, distributable income and changes in trust corpus of the registrant as of, and for, the periods presented in this quarterly report;

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), or for causing such procedures to be established and maintained, for the registrant and I have:

               a) designed such disclosure controls and procedures, or caused such controls and procedures to be designed, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

         5. I have disclosed, based on my most recent evaluation, to the registrant's auditors:

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves persons who have a significant role in the registrant's internal controls; and

         6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

               In giving the certifications in paragraphs 4, 5 and 6 above, I have relied to the extent I consider reasonable on information provided to me by Williams Production Company.



Date:  November 13, 2002         By: /s/ Ron Hooper
                                     ------------------------------------------
                                      Ron Hooper
                                      Senior Vice President and Administrator
                                      Bank of America, N.A.,

                                INDEX TO EXHIBITS


Exhibit No.              Description
-----------              -----------

15                       Letter regarding unaudited interim financial information dated
                         November 13, 2002, from the independent accountant which
                         acknowledges awareness of the use in registration statement of a report on unaudited interim financial information.

99.1                     Certificate by Bank of America, Trustee of Williams Coal Seam Gas
                         Royalty Trust., dated November 13, 2002 and submitted pursuant to
                         Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section
                         1350).