Form 10-K
period 2002-12-31
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 2003-03-28
CIK 895007

       ==================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

                                    FORM 10-K
(Mark One)

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                                        OR
     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


        TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE
        -------------------                       ON WHICH REGISTERED
   Units of Beneficial Interest                   -------------------
                                             New York Stock Exchange, Inc.


           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT
                                      NONE
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). Yes [___] No [X]

     The aggregate market value of the registrant's units of beneficial interest outstanding (based on the closing sale price on the New York Stock Exchange and number of shares reported by the Williams Companies Inc. in its Schedule 13D/A filed on April 2, 2002) held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was approximately $67,023,438.

     At March 1, 2003, there were 9,700,000 units of beneficial interest outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:
                                     NONE.

       ==================================================================



                                                 TABLE OF CONTENTS

                                                                                                               Page
                                                                                                               ----

PART I............................................................................................................1
         Item 1.  Business........................................................................................1
                  GLOSSARY........................................................................................1
                  DESCRIPTION OF THE TRUST........................................................................4
                           Creation and Organization of the Trust ................................................4
                           Assets of the Trust....................................................................5
                           Liabilities of the Trust...............................................................5
                           Duties and Limited Powers of the Trustee...............................................6
                           Liabilities of the Delaware Trustee and the Trustee....................................6
                           Termination and Liquidation of the Trust...............................................7
                  DESCRIPTION OF UNITS............................................................................8
                           Distributions and Income Computations..................................................8
                           Transfer of Royalty Interests..........................................................8
                           Possible Divestiture of Units..........................................................9
                           Periodic Reports to Unitholders........................................................9
                           Voting Rights of Unitholders...........................................................9
                           Liability of Unitholders..............................................................10
                           Transfer Agent........................................................................10
                  FEDERAL INCOME TAXATION........................................................................10
                           Summary of Certain Federal Income Tax Consequences....................................11
                  ERISA CONSIDERATIONS...........................................................................16
                  STATE TAX CONSIDERATIONS.......................................................................16
                  REGULATION AND PRICES..........................................................................16
                           Regulation of Natural Gas.............................................................16
                           Environmental Regulation..............................................................17
                           Competition, Markets and Prices.......................................................18
         Item 2.  Properties.....................................................................................19
                  THE ROYALTY INTERESTS..........................................................................19
                           The Underlying Properties.............................................................20
                           The NPI...............................................................................22
                           Reserve Report........................................................................23
                           Historical Gas Sales Prices and Production............................................25
                           NPI Percentage Reduction..............................................................25
                           Gas Purchase Contract.................................................................25
                           Gas Gathering Contract................................................................27
                           Federal and Indian Lands..............................................................28
                           Sale and Abandonment of Underlying Properties.........................................30
                           The Infill NPI........................................................................30
                           Williams' Performance Assurances .....................................................30
                           Title to Properties...................................................................31
         Item 3.  Legal Proceedings..............................................................................32
         Item 4.  Submission of Matters to a Vote of Security Holders............................................32

PART II..........................................................................................................32
         Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters..........................32
         Item 6.  Selected Financial Data........................................................................33
         Item 7.  Trustee's Discussion and Analysis of Financial Condition and Results of Operations.............33
         Item 7A. Quantitative and Qualitative Disclosure About Market Risk......................................36
         Item 8.  Financial Statements and Supplementary Data....................................................36
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........45

PART III.........................................................................................................45
         Item 10. Directors and Executive Officers of the Registrant.............................................45
         Item 11. Executive Compensation.........................................................................46
         Item 12. Security Ownership of Certain Beneficial Owners and Management.................................46
                           Williams's Voting Authority Over Units................................................47
         Item 13. Certain Relationships and Related Transactions.................................................48
                           Administrative Services Agreement.....................................................48
                           Potential Conflicts of Interest.......................................................48
         Item 14. Controls and Procedures........................................................................48

PART IV..........................................................................................................48
         Item 15. Exhibits, Financial Statement Schedules and Reports On Form 8-K................................48

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

         "Confirmation Agreement" means the Confirmation Agreement dated effective as of May 1, 1995, by and among WPC, Williams and the Trust, a copy of which is filed as an exhibit to this Form 10-K.

         "Conveyance" means the Net Profits Conveyance dated effective as of October 1, 1992, by and among Williams, WPC, the Trustee and the Delaware Trustee, a copy of which is filed as an exhibit to this Form 10-K.

         "December 31, 2002 Reserve Report" means the Reserve Report, dated February 10, 2003, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of December 31, 2002, prepared by Miller and Lents, Ltd., independent petroleum engineers, a copy of which is filed as an exhibit to this Form 10-K.

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

         "Section 29 tax credit" means the tax credits for federal income tax purposes pursuant to Section 29 of the IRC to an owner of coal seam gas production, which tax credits are generated upon the sale of such production.

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

         "WGM Gas Resources Payment Obligations" has the meaning assigned to such term under "Item 2--The Royalty Interests--Williams' Performance Assurances."

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


                            DESCRIPTION OF THE TRUST

         Williams Coal Seam Gas Royalty Trust (the "Trust") was formed as a Delaware business trust under the Delaware Business Trust Act, Title 12, Chapter 38 of the Delaware Code, Sections 3801 et seq. (the "Delaware Code"). The following information is subject to the detailed provisions of (i) the Trust Agreement of Williams Coal Seam Gas Royalty Trust (as amended, the "Trust Agreement") entered into effective as of December 1, 1992, by and among Williams Production Company, a Delaware corporation ("WPC"), as trustor, The Williams Companies, Inc., a Delaware corporation ("Williams"), Chase Bank (as successor to Chemical Bank Delaware), a Delaware banking corporation (the "Delaware Trustee"), and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), a national banking association (the "Trustee"), as trustees, and (ii) the Net Profits Conveyance (the "Conveyance") dated effective as of October 1, 1992, by and among WPC, Williams, the Trustee and the Delaware Trustee. Copies of the Trust Agreement and of the Conveyance are filed as exhibits to this Form 10-K. The provisions governing the Trust are complex and extensive and no attempt has been made below to describe or reference all of such provisions. The following is a general description of the basic framework of the Trust and a summary of the material terms of the Trust Agreement, and detailed provisions concerning the Trust may be found in the Trust Agreement.

CREATION AND ORGANIZATION OF THE TRUST

         All of the authorized units of beneficial interest in the Trust ("Units") were issued to WPC on January 21, 1993. On that date, WPC transferred its Units to its parent, Williams, by dividend. Williams, in turn, sold, by means of a prospectus dated January 13, 1993, 5,200,000 Units on January 21, 1993, and an additional 780,000 Units on February 16, 1993, to the public through various underwriters (the "Public Offering"). In the second quarter of 1993, Williams sold an additional 151,209 Units. During the second quarter of 1995 Williams transferred its Units to Williams Holdings of Delaware, Inc. ("WHD"), a separate holding company for Williams' non-regulated businesses. Effective July 31, 1999, WHD was merged into Williams and by operation of the merger Williams assumed all assets, liabilities and obligations of WHD, including without limitation ownership of WHD's Units. Effective August 11, 2000, Williams sold its Units to Quatro Finale IV LLC, a Delaware limited liability company ("QFIV"), in a private negotiated transaction. Williams retained the voting rights and retained a "call" option on the transferred Units and QFIV was granted a "put" option on the Units. During the period from December 2001 through December 2002, Williams exercised its option to purchase 690,000 of the QFIV transferred Units and simultaneously sold these Units to the Public.

         The Trust has been formed under Delaware law pursuant to the terms of the Trust Agreement to acquire and hold certain net profits interests (the "Royalty Interests") in proved natural gas properties located in the San Juan Basin of New Mexico and Colorado (the "Underlying Properties"). The Royalty Interests were conveyed to the Trust on January 21, 1993, pursuant to the Conveyance for the benefit of the Unitholders. The Trustee has powers to collect and distribute proceeds received by the Trust and to pay Trust liabilities and expenses. The Delaware Trustee has only such powers as are set forth in the Trust Agreement and is not empowered to otherwise manage or take part in the business of the Trust. The Royalty Interests are passive in nature and neither the Delaware Trustee nor the Trustee has any control over or any responsibility relating to the operation of the Underlying Properties. Except for the commitment by WPC to pay the costs incurred to place into production certain proved nonproducing wells, neither WPC, Quatro Finale nor the operators of the Underlying Properties has any contractual commitment to the Trust to further develop the Underlying Properties, to remain as operator with respect to any of the leases on the Underlying Properties or to maintain their ownership interest in any of the properties. However, WPC retained an interest in each of the Underlying Properties immediately after conveyance of the Royalty Interests to the Trust. As described under "Item 2 --The Royalty Interests," effective May 1, 1997, WPC sold the Underlying Properties subject to and burdened by the Royalty Interests to Quatro Finale LLC, a non-affiliated Delaware limited liability company. Ownership of the Underlying Properties reverted back to WPC effective February 1, 2001, pursuant to the terms of the May 1, 1997 transaction. Effective March 1, 2001, WPC sold the Underlying Properties subject to and burdened by the Royalty Interests to Quatro Finale V LLC, a non-affiliated Delaware limited liability company. The sale of the Underlying Properties is expressly permitted under the Trust Agreement. Unless otherwise dictated by context, references herein to Quatro Finale with respect to the ownership of the Underlying Properties for any period prior to May 1, 1997, and for the period from February 1 through February 28, 2001, shall be deemed to refer to WPC. For a description of the Underlying Properties and other information relating to such properties, see "Item 2--Properties--The Royalty Interests."

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

ASSETS OF THE TRUST

         The only assets of the Trust, other than cash and temporary investments being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Royalty Interests. The Royalty Interests consist primarily of a net profits interest (the "NPI") in the Underlying Properties. Prior to 2001, the NPI generally entitled the Trust to receive 81 percent of the NPI Net Proceeds attributable to (i) gas produced and sold from Quatro Finale's net revenue interests (working interests less lease burdens) in the properties in which Quatro Finale has a working interest (the "WI Properties") and (ii) the revenue stream received by Quatro Finale attributable to its 35 percent net profits interest on 5,348 gross acres in La Plata County, Colorado (the "Farmout Properties"). However, the percentage of the NPI Proceeds which the Trust is entitled to receive was subject to permanent reduction to 60 percent under certain conditions, and such a reduction occurred in the fourth quarter of 2000. See "Item 2 - Properties--The Royalty Interests--NPI Percentage Reduction." The Royalty Interests also include a 20 percent interest in the Infill Net Proceeds, as defined below (the "Infill NPI"), from the sale of production if well spacing rules are effectively modified and additional wells are drilled on producing drilling blocks on the WI Properties (the "Infill Wells") during the term of the Trust. "NPI Net Proceeds" consists generally of the revenue stream received by Quatro Finale from its 35 percent net profits interest in the Farmout Properties plus the aggregate proceeds attributable to Quatro Finale's net revenue interest based on the price paid at or in the vicinity of the wellhead (the "Wellhead") of gas produced from the WI Properties less Quatro Finale's share of certain taxes and costs. "Infill Net Proceeds" consists generally of the aggregate proceeds based on the price at the Wellhead of gas produced from Quatro Finale's net revenue interest on any Infill Wells less certain taxes and costs. The complete definitions of NPI Net Proceeds and Infill Net Proceeds are set forth in the Conveyance. See "Item 2--Properties--The Royalty Interests" for more information.

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

TERMINATION AND LIQUIDATION OF THE TRUST

         The Trust was not permitted to terminate prior to January 1, 2003, except upon the affirmative vote of the holders of not less than 75 percent of the outstanding Units to liquidate the Trust. On and after January 1, 2003, the Trust will terminate upon the first to occur of (i) an affirmative vote of the holders of not less than a majority of the outstanding Units to liquidate the Trust; (ii) such time as the ratio of the cash amounts received by the Trust from the Royalty Interests (excluding deductions for capital expenditures for enhanced recovery or similar operations on the WI Properties) to administrative costs of the Trust is less than 1.2 to 1.0 for three consecutive calendar quarters; (iii) such time as the Royalty Interests held by the Trust have been sold by the Trust; (iv) March 1 of any calendar year if, based on a reserve report as of December 31 of the prior year, it is determined that, as of such date, the net present value (discounted at 10 percent) of the estimated future net revenues (calculated in accordance with criteria established by the Securities and Exchange Commission (the "Commission") but using the average monthly Blanco Hub Spot Price (as defined; see "Item 2--Properties--The Royalty Interests--Gas Purchase Contract")) of proved reserves attributable to the Royalty Interests is equal to or less than $30 million; and (v) December 31, 2012 (the date of any such occurrence is referred to herein as the "Termination Date"). Following termination, the Trustee and the Delaware Trustee will continue to act as trustees of the Trust until all remaining Trust assets have been sold and the net proceeds from such sales distributed to Unitholders.

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

                              DESCRIPTION OF UNITS

         Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 1, 2003, there were 9,700,000 Units outstanding. The Trust may not issue additional Units.

DISTRIBUTIONS AND INCOME COMPUTATIONS

         The Trustee determines for each quarter the amount of cash available for distribution to Unitholders. Such amount (the "Quarterly Distribution Amount") is equal to the excess, if any, of the cash received by the Trust, on or prior to the last day of the month following the end of each calendar quarter ending prior to the dissolution of the Trust from the Royalty Interests then held by the Trust, plus, with certain exceptions, any other cash receipts of the Trust during such quarter (which might include purchase price adjustments paid by WPC and sales proceeds not sufficient in amount to qualify for special distribution as described in the next paragraph, and interest), over the liabilities of the Trust paid during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for the payment of contingent or future obligations of the Trust. Based on the payment procedures relating to the Royalty Interests, cash received by the Trustee in a particular quarter from the Royalty Interests generally represents the sum of (i) proceeds from the sale of gas produced from the WI Properties during the preceding calendar quarter, plus, (ii) cash received by Quatro Finale with respect to the Farmout Properties either (a) during the preceding calendar quarter or (b) if received in sufficient time to be paid to the Trust, in the month immediately following such preceding calendar quarter. The Trustee distributes the Quarterly Distribution Amount within 60 days after the end of each calendar quarter to each person who was a Unitholder of record on the associated record date (i.e., the 45th day following the end of each calendar quarter or if such day is not a business day, the next business day thereafter), together with interest expected to be earned on such Quarterly Distribution Amount from the date of receipt thereof by the Trustee to the payment date.

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

VOTING RIGHTS OF UNITHOLDERS

         Unitholders have only such voting rights as are provided in the Trust Agreement and such rights are more limited than those of stockholders of most corporations. Unitholder approval is, however, required to appoint a successor Trustee or Delaware Trustee. Also, Unitholder approval is required to amend the Trust Agreement (except for changing the name of the Trust and except to correct or cure ambiguities in the Trust Agreement which do not adversely affect Unitholders) and to adopt any amendment to the Gas Gathering Contract relating to production from the Underlying Properties entered into between WFS (a subsidiary of Williams Energy Services) and WPX Gas Resources Company (a subsidiary of WPC (formerly known as WFS Resources Company), "WPX Gas Resources") as successor in interest to WGM (a former subsidiary of Williams Field Services Group, Inc., which has been merged into another affiliate of Williams Field Services Group, Inc.) or to the Gas Purchase Contract relating to production from the Underlying Properties entered into between WPC and WPX Gas Resources (as successor in interest to WGM), if such amendment would materially adversely affect revenues of the Trust. Unitholders may also remove the Trustee or Delaware Trustee. Unitholders are not entitled to any rights of appraisal or similar rights in connection with the termination of the Trust.

         The Trust Agreement may be amended, the Delaware Trustee and the Trustee may be removed and the Trust may be terminated by a vote of holders of a majority of the outstanding Units, but no provision of the Trust Agreement may be amended that would (i) increase the power of the Delaware Trustee or the Trustee to engage in business or investment activities, or (ii) alter the rights of the Unitholders as among themselves. All other actions may be approved by a majority vote of the Units represented at a meeting at which a quorum, constituting a majority of the outstanding Units, is present or represented (except that amendment of required voting percentages requires approval of at least 80 percent of the outstanding Units). The parties to the Trust Agreement may, without approval of the Unitholders, from time to time, supplement or amend the Trust Agreement in order to cure any ambiguity or to correct or supplement any defective or inconsistent provisions, provided such supplement or amendment is not adverse to the interest of the Unitholders. In addition, Williams may direct the Trustee to change the name of the Trust which change shall not require approval of the Unitholders.

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

WEBSITE/SEC FILINGS

         The Trust maintains an Internet Website
(www.wtu-williamscoalseamgastrust.com), and as a result provides website access to its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports as soon as reasonably practicable after it electronically files with or furnishes such material to the SEC.

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

Classification and Taxation of the
Trust .........................     The Trust is a grantor trust and not an
                                    association taxable as a corporation. As a grantor trust, the Trust is not subject to Federal income tax. There can be no assurance that the IRS will not challenge this treatment. The tax treatment of the Trust and Unitholders would be materially different if the IRS were to successfully challenge this treatment.

Taxation of Unitholders..........   Each Unitholder is taxed directly on his
                                    proportionate share of income, deductions and credits of the Trust attributable to the Royalty Interests consistent with such
                                    Unitholder's taxable year and method of
                                    accounting, and without regard to the
                                    taxable year or method of accounting
                                    employed by the Trust.

Income and Deductions............   The income of the Trust consists primarily
                                    of a specified share of the proceeds from the sale of coal seam gas produced from the Underlying Properties. During 2002, the
                                    Trust earned interest income on funds held for distribution and made adjustments to the cash reserve maintained for the payment of contingent or future obligations of the Trust. The deductions of the Trust consist of severance taxes and administrative expenses. In addition, each Unitholder is entitled to depletion deductions. See
                                    "Unitholder's Depletion Allowance" below.

                                    Individuals may deduct "miscellaneous"
                                    itemized deductions (including, in general, investment expenses) only to the extent that such expenses exceed 2 percent of the individual's adjusted gross income. Although there are exceptions to the 2 percent limitation, authority suggests that no exceptions apply to expenses passed through from a grantor trust, like the Trust.

Limits on Deductions and Credits..  Generally, a taxpayer is entitled to claim deductions and tax credits generated by an investment only if the investment has economic substance. The application of this principle in the context of the production and sale of nonconventional fuels (like coal seam gas) which generate the Section 29 tax credit is uncertain because such application has not been addressed either by a court or the IRS.

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

Section 29 Tax Credits...........   Unitholders are entitled, provided certain
                                    requirements are met, to claim tax credits pursuant to Section 29 of the IRC with respect to sales of coal seam gas production attributable to the NPI, the gross income from which is included in their taxable income. The Section 29 tax credit provides to a taxpayer a dollar-for-dollar reduction in his regular Federal income tax liability, and, therefore, generally provides to him a greater benefit than a deduction which merely reduces the amount of his taxable income. For a Unitholder who owned the same
                                    Units of record on all four quarterly record dates during 2002, the available Section 29 tax credit is approximately $.901258 per Unit, based on the first estimate of the GNP implicit price deflator published by the Bureau of Economic Analysis.

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

                                    If any portion of the NPI is treated as a production payment because the NPI is reduced due to Quatro Finale's retained interest, no Section 29 tax credit will be available to a Unitholder with respect to production attributable to that portion. In addition, if the production units or participating areas are expanded to include additional production which does not qualify for the Section 29 tax credit, the amount of
                                    Section 29 tax credits available to a
                                    Unitholder will not be increased even though his share of production increases. Neither Quatro Finale, WPC nor the Trust can control whether a production unit or participating area is expanded.

                                    No Section 29 tax credits will be available under current law to a Unitholder with respect to production attributable to the Infill NPI even if an Infill Well recovers a portion of the reserves that prior to the drilling and completion of an Infill Well were recoverable from a well burdened by the NPI that qualified for Section 29 tax credits.

                                    Production from coal seam gas wells drilled after December 31, 1979 and prior to January 1, 1993, qualifies for the Section 29 credit, so long as the wells are certified by the Federal Energy Regulatory Commission ("FERC"). This tax credit is calculated annually based on each year's qualified production throughout the year 2002. Coal seam gas produced and sold after December 31, 2002, will no longer generate a Section 29 credit unless the applicability of the
                                    Section 29 credit is extended by Congress.
                                    Legislation currently is proposed to extend the Section 29 credit retroactively to January 1, 2003. Of course, there can be no assurance that such legislation will be passed and, if passed, will be effective retroactively to January 1, 2003.

Limits on Unitholder's Use of Section 29
     Credits.....................   The Section 29 credit is based on the
                                    Unitholder's pro rata share of qualifying production. It can be used only to the extent that a Unitholder's regular tax liability exceeds the Unitholder's tentative minimum tax liability after the regular tax liability has been reduced by the foreign tax credit and certain other nonrefundable personal credits. Any part of the Section 29 credit not allowed for the tax year solely because of this alternative minimum tax limitation is subject to certain carryover provisions relating to the alternative minimum tax calculation. Except for the foregoing, there are no IRC provisions that allow for the carryback or carryforward of
                                    Section 29 credits in any other
                                    circumstances. As the carryforward of unused
                                    Section 29 credits is related to the
                                    alternative minimum tax calculation for
                                    succeeding years, carryforwards should be allowed even if the Section 29 credit is not extended after 2002.

Quarterly Allocations of Section 29
     Credits.....................   Under the IRC, a Unitholder is entitled to
                                    Section 29 tax credits only to the extent that he is an owner of the economic interest at the time the coal seam gas is produced.
                                    The Trustee allocates the income received by the Trust for a quarter, and the Section 29 tax credit allocable to such income, to Unitholders of record on the quarterly record date for such quarter. Such an allocation may be challenged by the IRS, but any challenge is likely to have a material adverse effect only if successful and only for Unitholders who do not own Units for a full quarter for each record date, particularly Unitholders who acquire Units shortly before a record date and sell shortly after a record date.

Unitholder's Depletion              Each Unitholder is entitled to amortize the
  Allowance......................   cost of the Units through cost depletion
                                    over the life of the NPI (or if greater, through percentage depletion equal to 15 percent of gross income). If any portion of the NPI is treated as a production payment or is not treated as an economic interest, however, a Unitholder will not be entitled to depletion in respect of such portion.

Depletion Recapture .............   If a taxpayer disposes of any "section 1254
                                    property" (certain oil, gas, geothermal or other mineral property), and if the adjusted basis of such property includes adjustments for deductions for depletion under Section
                                    611 of the IRC (discussed above), the
                                    taxpayer generally must recapture the amount deducted for depletion in ordinary income
                                    (to the extent of gain realized on the
                                    disposition of the property). This depletion recapture rule applies to any disposition of property that was placed in service by the taxpayer after December 31, 1986. Detailed rules set forth in Sections 1.1254-1 through 1.1254-6 of the United States Treasury regulations govern dispositions of property after March 13, 1995. The IRS will likely take the position that a Unitholder who purchases a Unit subsequent to December 31, 1986, must recapture depletion upon the disposition of that Unit.

Non-Passive Activity Income, Credits
  and Loss.......................   The income, credits and expenses of the
                                    Trust are not taken into account in
                                    computing the passive activity losses and income under Section 469 of the IRC for a Unitholder who acquires and holds Units as an investment and did not acquire them in the ordinary course of a trade or business.
                                    Section 29 tax credits generated by an
                                    investment in Units can be utilized to
                                    offset regular tax liability on income from any source, whether active or passive, subject to other limitations discussed herein or arising from the individual tax circumstances of each Unitholder. See
                                    "Limits on Unitholder's Use of Credits"
                                    above.

Unitholder Reporting
  Information....................   The Trustee furnishes to Unitholders tax
                                    information concerning royalty income,
                                    depletion and the Section 29 tax credits on an annual basis. Year-end tax information is furnished to Unitholders no later than March
                                    15 of the following year. See the second paragraph under "Description of
                                    Units--Periodic Reports to Unitholders."

                                    Unless the final information issued by the U.S. Treasury Department at the end of March regarding the amount of the Section 29 credit for 2002 differs materially from the Trustee's estimate, the final information will be contained in the next quarterly report. However, to the extent the final information issued by the U.S. Treasury Department causes the tax credit amounts for 2002 to differ materially from the Trustee's estimates contained in the 2002 Tax Information booklet, the Trustee will promptly mail final tax credit information to each affected Unitholder.

Tax Shelter Registration.........   The Trust is registered as a "tax shelter"
                                    and its tax shelter registration number is 92-364000072. Issuance of a tax shelter registration number does not indicate that the investment in Units or the claimed tax benefits have been reviewed, examined or approved by the IRS.


Substantial Understatement
  Penalty......................     Section 6662 of the IRC imposes a penalty in
                                    certain circumstances for a substantial
                                    understatement of taxes if a taxpayer's tax liability is understated by more than the greater of (i) 10 percent of the taxes required to be shown on the return or (ii)
                                    $5,000 ($10,000 for most corporations). The penalty (which is not deductible) is 20 percent of the understatement.

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

                                    No assurance is given either by the Trustee or counsel to the Trustee as to the possible application of this penalty or any other penalties, in part because such application depends largely upon the individual circumstances under which the Units were acquired. As a result, purchasers of Units in and after the Public Offerings should consult with their personal tax advisors.

                              ERISA CONSIDERATIONS

         The section entitled "ERISA Considerations" appearing in the Public Offering Prospectus sets forth certain information regarding the applicability of the Employee Retirement Income Security Act of 1974, as amended, and the IRC to pension, profit-sharing and other employee benefit plans, and to individual retirement accounts (collectively, "Qualified Plans"). A copy of sections of the Public Offering Prospectus is filed as our exhibit to this Form 10-K and is incorporated herein by reference.

         Due to the complexity of the prohibited transaction rules and the penalties imposed upon persons involved in prohibited transactions, it is important that potential qualified plan investors consult with their counsel regarding the consequences under ERISA and the IRC of their acquisition and ownership of Units.


                            STATE TAX CONSIDERATIONS

         THE FOLLOWING IS INTENDED AS A BRIEF SUMMARY OF CERTAIN INFORMATION REGARDING STATE INCOME TAXES AND OTHER STATE TAX MATTERS AFFECTING THE TRUST AND THE UNITHOLDERS. UNITHOLDERS SHOULD THEREFORE CONSULT THE UNITHOLDER'S TAX ADVISOR REGARDING STATE INCOME TAX FILING AND COMPLIANCE MATTERS.

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

         Legislative Proposals. In the past, Congress has been very active in the area of gas regulation. Legislation enacted in recent years has repealed incremental pricing requirements and gas use restraints previously applicable.

         Federal and State Regulation of Gas. The Underlying Properties are subject to the jurisdiction of the Federal Energy Regulatory Commission ("FERC") and the Department of Energy ("DOE") with respect to various aspects of gas operations including marketing and production of gas but not the wellhead price for natural gas. All sales of natural gas produced from the Underlying Properties are considered under the Natural Gas Policy Act of 1978 ("NGPA") and the

Natural Gas Wellhead Decontrol Act of 1989 to be sold at the wellhead (as opposed to downstream sales or resales) for purposes of pricing and therefore are not subject to federal regulation.

         The transportation of natural gas in interstate commerce is subject to Federal regulation by FERC under the Natural Gas Act ("NGA") and the NGPA. FERC has initiated a number of regulatory policy initiatives that may affect the transportation of natural gas from the wellhead to the market and thus may affect the marketing of natural gas. Such initiatives include regulations which are intended to further open access to interstate pipelines by requiring such pipelines to unbundle their transportation services from sales services and allow customers to choose and pay for only the services they require, regardless of whether the customer purchases natural gas from such pipelines or from other suppliers. Although these regulations should generally facilitate the transportation of natural gas produced from the Underlying Properties to natural gas markets, the impact of these regulations on marketing production from the Underlying Properties cannot be fully predicted at this time; however, it is possible such impact could be significant.

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

         At the present time, it is impossible to predict what proposals, if any, might actually be enacted by Congress or the various state legislatures or regulatory entities, including proration rules and what effect, if any, such proposals might have on the Underlying Properties gas or oil prices and the Trust.

ENVIRONMENTAL REGULATION

         General. Activities on the Underlying Properties are subject to existing Federal, state and local laws (including case law), rules and regulations governing health, safety, environmental quality and pollution control. It is anticipated that, absent the occurrence of an extraordinary circumstance or event, compliance with existing Federal, state and local laws, rules and regulations regulating health, safety, the release of materials into the environment or otherwise relating to the protection of the environment will not have a material adverse effect upon the Trust or Unitholders. The Trustee cannot predict what effect additional regulation or legislation, enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from operations on the Underlying Properties could have on the Trust or Unitholders. However, pursuant to the terms of the Conveyance, any costs or expenses incurred by WPC in connection with environmental liabilities arising out of or relating to activities occurring on, in or in connection with, or conditions existing on or under, the Underlying Properties before October 1, 1992, will be borne by WPC and not the Trust and will not be deducted in calculating NPI Net Proceeds or Infill Net Proceeds. Any environmental costs or expenses that are attributable to Quatro Finale's working interest share of the WI Properties that do not fall within the preceding sentence will be paid by Quatro Finale but will be deducted in calculating NPI Net Proceeds or Infill Net Proceeds, as the case may be, and will, therefore, reduce amounts payable to the Trust. Environmental costs or expenses that are attributable to the Farmout Properties that arise after October 1, 1992, could reduce the revenue paid to WPC (on behalf of Quatro Finale) and, therefore, the amount of NPI Net Proceeds.

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

         Demand for natural gas has decreased recently after spiking up during the winter months. This was in response to weakened strong domestic economic conditions, relatively lower prices for alternative energy sources, and other factors. Decreased demand has recently resulted in lower prices for natural gas after spiking up during the winter months. In addition, in the recent short term, demand for natural gas production in the United States has generally resulted in increased competitive pressure and significantly higher natural gas prices. The existence or effect of any shortages or excesses of natural gas production capacity as may exist in the future cannot be predicted with certainty. See "Item 2--Properties--The Royalty Interests--Historical Gas Sales Prices and Production."

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

         Concurrently with the 2001 Transaction, WPC and Quatro Finale entered into a Management Services Agreement dated March 1, 2001 (the "Management Services Agreement"), whereby WPC agreed, among other things, to continue to manage and operate the Underlying Properties and to handle the receipt and payment of funds with respect thereto. Prior to the 2001 Transaction, WPC received all payments relating to the Underlying Properties and, pursuant to the Conveyance, paid to the Trust the portion thereof attributable to the Royalty Interests. Following the 2001 Transaction, under the Management Services Agreement, WPC continues to collect all revenues on behalf of Quatro Finale and remains obligated to pay to the Trust on behalf of Quatro Finale the amounts payable with respect to the Royalty Interests.

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

         Concurrently with the 2001 Transaction, WPC, Williams, the Trust and Quatro Finale entered into an Agreement dated March 1, 2001 (the "Performance Acknowledgement Agreement"), pursuant to which (i) the parties acknowledged that, although WPC was selling the Underlying Properties to Quatro Finale, WPC retained all of its duties and obligations under the Trust Agreement, Conveyance and related documents (the "Trust Documents"), subject to the terms and conditions set forth in the 2001 Transaction Agreement and the agreements entered into pursuant to the 2001 Transaction Agreement, (ii) Williams and WPC each confirmed and agreed that, notwithstanding the sale of the Underlying Properties to Quatro Finale, Williams and WPC would continue to perform their respective obligations to the Trust pursuant to the Trust Documents, including without limitation the performance assurances of Williams set forth in the Conveyance, and (iii) Quatro Finale acknowledged and agreed that it was purchasing the Underlying Properties burdened by the Royalty Interests owned by the Trust.

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

         Development of the Fruitland coal formation acreage has resulted in the drilling of 627 gross coal seam gas wells in the Underlying Properties, 22 of which are in the Farmout Properties. Quatro Finale owns mineral rights in the Fruitland coal formation under 214 oil and gas leases. Under the terms of these leases, Quatro Finale has the right to extract oil and gas from the lease properties. Quatro Finale holds either a record title interest, operating right interest or net profits interest in the leases. Record title and operating right interests are commonly referred to as working interests. The Underlying Properties constitute substantially all of Quatro Finale's proved reserves in the Fruitland coal formation. Neither Quatro Finale nor WPC operate any of the coal seam gas wells on the Underlying Properties.

         Unitized Areas. Approximately 90 percent of the Fruitland coal formation proved developed coal seam gas wells on the WI Properties are located within the boundaries of New Mexico Federal Units (as defined herein). Pursuant to the Federal Mineral Leasing Act of 1920, as amended, and applicable state regulations, owners of oil and gas leases in New Mexico created large unitized areas consisting of several contiguous sections for the orderly development and conservation of oil and gas reserves. The WI Properties participate in production from the 12 unitized areas in New Mexico referred to in the following table (the "Federal Units"). Operation and development of the Federal Units is governed by unit agreements and unit operating agreements (collectively, the "Unit Agreement"). Under the Unit Agreement and applicable government regulations, the Federal Unit operators request regulatory approval from the New Mexico Commission of Public Lands, the New Mexico Oil Conservation Commission and the Bureau of Land Management to establish or expand participating areas which produce oil and gas in paying quantities from designated formations. The interests of participants in a participating area are based on the surface acreage included in the participating area. Under the terms of the Unit Agreements, the operators, selected by a vote of the respective working interest owners, perform all operating functions.

         In all of the Federal Units, participating areas have been formed for the Fruitland coal formation. After the wells capable of producing gas in paying quantities from the Fruitland coal formation are drilled on the undeveloped drill blocks included within a Federal Unit, such wells are added to the participating area if approved in accordance with the appropriate Unit Agreement. A delay of at least 18-36 months is usually incurred after a well is completed and producing before it is added to a participating area. As participating areas are created and expanded, such modification (which will be effective retroactively to the date production commenced from the wells causing such expansion) results in a participant owning undivided interests in all of the producing wells within the participating area. Therefore, Quatro Finale's working interest and net revenue interest in the wells in a Federal Unit or participating area may be modified retroactively, which could affect significantly the amount of NPI Net Proceeds with respect to production from October 1, 1992. If any well(s) that produced or may have produced marketable quantities of coal seam gas prior to 1980 is included in or added to a participating area in which the WI Properties participate, the Conveyance provides that such well(s) will be treated as, and the Trust will own, a separate Net profits interest in such well(s) (the "Pre-80 Production NPI"). The net proceeds for such Pre-80 Production NPI would be calculated in a manner similar to the calculation of Infill Net Proceeds, and the Trust's share of such net proceeds will be 81 percent, subject to decrease upon the same terms as the NPI. If a participating area expansion includes production from wells that do not qualify for Section 29 tax credits, the tax credit available to Unitholders in respect of production attributable to the NPI from such Federal Unit could be reduced. See "Item 1 -- Federal Income Taxation." As discussed in "Item 1 -- Federal Income Taxation", coal seam gas produced and sold after December 31, 2002, will no longer generate a Section 29 credit unless applicability of the
Section 29 credit is extended by Congress.

         The following table reflects certain information from the Reserve Report as of December 31, 2002 prepared by Miller and Lents, Ltd. dated February 10, 2003 (the "December 31, 2002 Reserve Report") regarding the Federal Units in which the WI Properties participate. At December 31, 2002, the WI Properties covered 627 gross (72 net) coal seam gas wells with working interests ranging from .0589 percent to 100 percent, with an average working interest of approximately 11.5 percent. The Royalty Interests participate in each Federal Unit and participating area in which the WI Properties participate based on the acreage containing wells with proved reserves on December 31, 2002.

                                                                                           UNDERLYING PROPERTIES
                                                                                       -----------------------------
                                                                                                         ESTIMATED
                                                                                                        DISCOUNTED
                                                                                                        FUTURE NET
                                                                                       NET PROVED        REVENUES
                                                                                        RESERVES        (DISCOUNTED
     FEDERAL UNIT                                FEDERAL UNIT OPERATOR                   (Bcf)            AT 10%)
     ------------                           ---------------------------------            -----            -------
                                                                                                      (IN THOUSANDS)
     San Juan 32-9......................    Meridian Oil Inc.                             12.1             19,669
     San Juan 32-7......................    Conoco Phillips                               12.9             19,463
     San Juan 30-5......................    Conoco Phillips                               12.9             18,811
     San Juan 30-6......................    Meridian Oil Inc.                             11.4             17,864
     San Juan 32-8......................    Conoco Phillips                               11.3             17,192
     San Juan 29-6......................    Conoco Phillips                                6.3              9,735
     San Juan 31-6......................    Conoco Phillips                                5.4              7,980
     San Juan 29-7......................    Meridian Oil Inc.                              2.8              4,074
     Huerfano...........................    Meridian Oil Inc.                              3.0              3,321
     Northeast Blanco...................    Blackwood & Nichols Co., Ltd.                  1.8              2,928
     San Juan 29-5......................    Conoco Phillips                                 .7                937
     San Juan 28-6......................    Meridian Oil Inc.                               .6                608
     San Juan 28-5......................    Meridian Oil Inc.                               .8                 60


         Meridian Oil Inc. is a subsidiary of Burlington Resources Inc. and Blackwood & Nichols Co., Ltd. is a subsidiary of Devon Energy Corporation.

        Well Count and Acreage Summary. The following table shows as of December 31, 2000, 2001, and 2002, the gross and net wells and acreage by proved producing and nonproducing categories for the WI Properties.

                                                     NUMBER OF
                                                       WELLS                ACRES
                                                       -----                -----
                                                   GROSS      NET      GROSS      NET
                                                   -----      ---      -----      ---
        DECEMBER 31,
        ------------
        2000
             Producing.................               600        68   150,988    20,681
             Nonproducing..............                 0         0         0         0
                                                  -------   -------   -------   -------
                  Total................               600        68   150,988    20,681
                                                  =======   =======   =======   =======
        2001
             Producing.................               631        73   150,988    20,681
             Nonproducing..............                 0         0         0         0
                                                  -------   -------   -------   -------
                  Total................               631        73   150,988    20,681
                                                  =======   =======   =======   =======
        2002
             Producing.................               627        72   150,988    20,681
             Nonproducing..............                 0         0         0         0
                                                  -------   -------   -------   -------
                  Total................               627        72   150,988    20,681


         Of the total gross wells described above at December 31, 2002, 582 gross wells are located in unitized areas. In addition to the above, the Farmout Properties have 22 gross wells.

         Properties Outside Unitized Areas. The WI Properties also include interests held by Quatro Finale in 23 proved developed Fruitland formation coal seam gas wells held in areas outside of Federal Units that are not reflected in the foregoing table. As of December 31, 2002, Quatro Finale's working interest and net revenue interests in these wells averaged 0.9 percent and 7.3 percent, respectively.

         The Farmout Properties consist of a 35 percent Net profits interest on a property farmed out to Amoco in La Plata County, Colorado. Such properties are not within any Federal Unit boundary. The Farmout Properties are owned, and most of the wells thereon are operated, by Amoco. Neither Quatro Finale, Williams, WPC, the Delaware Trustee, the Trustee nor the Unitholders are able to influence or control the operation or future development of the Farmout Properties. WPC has advised the Trustee that it believes that a majority of the production from the Farmout Properties is sold by Amoco under short-term marketing arrangements at spot market prices and qualifies for the Section 29 tax credit (to the extent the Section 29 credit is available). No assurance can be given, however, that Amoco will not in the future subject production from the Farmout Properties to long-term sales contracts at non-market responsive prices. A portion of the production from the Farmout Properties is gathered by WFS pursuant to a gathering contract at rates and subject to other terms that were negotiated on an arms-length basis. As of December 31, 2002, 22 gross wells had been drilled on the Farmout Properties. For a further description of the Farmout Properties, see " -- The NPI."

THE NPI

         Prior to 2001, the NPI generally entitled the Trust to receive 81 percent of the NPI Net Proceeds, subject to permanent reduction under certain conditions as described under "--NPI Percentage Changes." The percentage of NPI Net Proceeds which the Trust is entitled to receive was permanently reduced to 60 percent in the fourth quarter of 2000. NPI Net Proceeds consists generally of the aggregate proceeds attributable to (i) Quatro Finale's net revenue interest based on the sale at the Wellhead of gas produced from the WI Properties and
(ii) the revenue stream received by Quatro Finale from its 35 percent Net profits interest in the Farmout Properties, less (a) Quatro Finale's working interest share of property and production taxes on the WI Properties; (b) Quatro Finale's working interest share of actual operating costs on the WI Properties to the extent in excess of those agreed to be paid by Quatro Finale (as successor to WPC) as described herein; (c) Quatro Finale's working interest share of capital costs on the WI Properties to the extent in excess of those agreed to be paid by Quatro Finale (as successor to WPC) as described herein; and (d) interest on the unrecovered portion, if any, of the foregoing costs at Citibank's Base Rate.

         Most of the wells reflected in the December 31, 2002 Reserve Report were drilled prior to 1994. Significant additional capital expenditures were not incurred during the early years of the production lives of such wells, and it is not anticipated that further significant capital expenditures will be incurred. Consequently, the December 31, 2002 Reserve Report was prepared on the basis that there will be no capital expenditures borne by the Royalty Interests. Nevertheless, the operators and working interest owners of the wells could elect at any time to implement measures to increase the producible reserves. These measures, if implemented, could involve additional compression or enhanced or secondary recovery operations requiring substantial capital expenditures that would be proportionately borne by the Royalty Interests.

         Exhibit B to the Conveyance reflects estimated annual operating expenses for wells on the WI Properties. No operating expenses in respect of the WI Properties will be deducted in calculating NPI Net Proceeds except when the actual cumulative operating expenses attributable to Quatro Finale's working interests in the WI Properties exceed the estimated cumulative operating expenses reflected in Exhibit B to the Conveyance as of the close of a calendar quarter (less the estimated operating costs in such Exhibit that are allocable to two wells that were repurchased effective as of January 1, 1994, by WPC as a purchase price adjustment or to any wells that are reconveyed to WPC as uneconomic). The amount by which such actual cumulative operating expenses exceed estimated cumulative operating expenses reflected in such Exhibit will be deducted in calculating NPI Net Proceeds and, therefore, will reduce the amounts payable to the Trust.

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

RESERVE REPORT

         The following table summarizes net proved reserves estimated as of December 31, 2002, and certain related information for the Royalty Interests and Underlying Properties from the December 31, 2002 Reserve Report prepared by Miller and Lents, Ltd., independent petroleum engineers. A summary of the December 31, 2002 Reserve Report is filed as an exhibit to this Form 10-K and incorporated herein by reference. See Note 9 to "Item 8--Financial Statements and Supplementary Data--Notes to Financial Statements" for additional information regarding the net proved reserves of the Trust.

         A Net profits interest does not entitle the Trust to a specific quantity of gas but to a portion of the net proceeds derived therefrom. Ordinarily and in the case of the Farmout Properties, proved reserves attributable to a Net profits interest are calculated by deducting an amount of gas sufficient, if sold at the prices used in preparing the reserve estimates for such net profits interest, to pay the future estimated costs and expenses deducted in the calculation of the net proceeds of such interest. Because Quatro Finale (as successor to WPC) has agreed to pay certain operating and capital costs with respect to the WI Properties, no amount of gas in respect of such costs has been deducted from the amount of reserves attributable to the WI Properties in determining the amount of reserves attributable to the Royalty Interests. Accordingly, the reserves presented for the Royalty Interests reflect quantities of gas that are free of future costs and expenses (other than production, severance and ad valorem taxes in respect of the WI Properties) if the price and cost assumptions set forth in the December 31, 2002 Reserve Report occur. The December 31, 2002 Reserve Report was prepared in accordance with criteria established by the Commission and, accordingly, is based upon a contractual price for gas for December 2002, of $3.125 per MMBtu before transportation charges. The December 31, 2002 Reserve Report is also based on the percentage share of NPI Net Proceeds payable to the Trust continuing at 60 percent (permanently reduced from 81 percent since the fourth quarter of 2000) for the remaining life of the reserves.

                                                                                         ROYALTY      UNDERLYING
                                                                                        INTERESTS     PROPERTIES
                                                                                        ---------     ----------
Net Proved Gas Reserves  (Bcf)(a)(b).  . . . . . . . . . . . . . . . . . . . . . . . .      39.7          117.5
Estimated  Future Net Revenues (in  millions)(c) . . . . . . . . . . . . . . . . . . .      65.3          246.1
Discounted  Estimated Future Net Revenues (in millions)(c) . . . . . . . . . . . . . .      46.0          167.0

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

         As discussed in "Item 1 -- Federal Income Taxation," coal seam gas produced and sold after December 31, 2002, will no longer generate a Section 29 credit unless applicability of the Section 29 credit is extended by Congress.

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

         Information concerning historical changes in net proved reserves attributable to the Underlying Properties, and the calculation of the standardized measure of discounted future net revenues related thereto, are contained in Note 9 to "Item 8--Financial Statements and Supplementary Data--Notes to Financial Statements." Williams has not filed reserve estimates covering the Underlying Properties with any Federal authority or agency other than the Commission.

HISTORICAL GAS SALES PRICES AND PRODUCTION

         The following table sets forth the actual net production volumes from the WI Properties, weighted average lifting costs and information regarding historical gas sales prices for each of the years ended December 31, 2002, 2001 and 2000:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                                   2002      2001        2000
                                                                                   ----      ----        ----
     Production from the WI Properties (MMcf) ..................................   11,295     15,937      12,967
     Weighted  average lifting costs (dollars per Mcf) .........................  $  0.33    $  0.24     $  0.37
     Weighted average sales price of gas produced from the WI Properties
        (dollars per Mcf)                                                         $  1.65    $  1.91     $  0.37
     Average Blanco Hub Spot Price (dollars per MMBtu) .........................  $  2.58    $  3.75     $  3.53

         The published Blanco Hub Spot Price for December 2002 was $3.64 per MMBtu. Information regarding average wellhead sales prices for production from the Farmout Properties is not available to WPC (as manager of Quatro Finale's interests in the Underlying Properties on behalf of Quatro Finale), although WPC has advised the Trustee that it believes production from such properties is currently sold by Amoco under short-term marketing arrangements at spot market prices.

NPI PERCENTAGE REDUCTION

         As described above under "--The NPI," since the Trust's inception, the NPI has generally entitled the Trust to receive 81 percent of NPI Net Proceeds. However, under the terms of the Conveyance, at the point that (i) cumulative gas production since October 1, 1992, from the Underlying Properties has exceeded
178.5 Bcf and (ii) the internal rate of return of the "Aftertax Cash flow per Unit" (as defined below) has equaled or exceeded 12 percent, the percentage of NPI Net Proceeds payable to the Trust in respect of the NPI is automatically and permanently reduced to 60 percent. In such event, Quatro Finale's retained percentage of NPI Net Proceeds is correspondingly increased from 19 percent to 40 percent. For purposes hereof, "Aftertax Cash Flow per Unit" is equal to the sum of the following amounts that a hypothetical purchaser of a Unit in the Public Offering would have received or been allocated if such Unit were held through the date of such determination: (a) total cash distributions per Unit plus (b) total tax credits available per Unit under Section 29 of the IRC less
(c) the net taxes payable per Unit (assuming a Federal income tax rate of 31 percent, which at the time of the formation of the Trust was the highest Federal income tax rate applicable to individuals). IRR is the annual discount rate (compounded quarterly) that equates the present value of the Aftertax Cash Flow per Unit to the initial price to the public of the Units in the Public Offering (which was $20.00 per Unit).

         Cumulative production since October 1, 1992, from the Underlying Properties has been in excess of 178.5 since 1999. The 12 percent internal rate of return of Aftertax Cash Flow per Unit was reached in during the fourth quarter of 2000. Consequently, beginning in the fourth quarter of 2000, the percentage of NPI Net Proceeds the Trust is entitled to receive under the NPI has been permanently reduced from 81 percent to 60 percent. Quatro Finale's retained percentage of NPI Net proceeds has been correspondingly increased from 19 percent to 40 percent.

GAS PURCHASE CONTRACT

         Under the terms of the Gas Purchase Contract, WPX Gas Resources (as successor in interest to WGM) purchased the natural gas produced from the WI Properties (except for certain small volumes) at the Wellhead. The Gas Purchase Contract commenced October 1, 1992, and expires on the termination of the Trust. The Gas Purchase Contract provides for a pricing mechanism during an initial 5-year period ("Primary Term") which expired on December 31, 1997. Following the expiration of the Primary Term, the pricing mechanism continues for one or more consecutive additional one-year terms (each such term a "Contract Year") unless and until WPX Gas Resources exercises its annual option, exercisable 15 days prior to the end of each Contract Year, to discontinue purchasing gas from Quatro Finale (as successor to WPC) under the pricing provision of the Gas Purchase Contract and instead purchase gas at a monthly price equal to the "Index Price" as described hereafter. For each of the Contract Years 2000, 2001 and 2002, WPX Gas Resources did not exercise this option and therefore the pricing mechanism of the Primary Term remained in effect for each of those past years and will continue to remain in effect through at least December 31, 2003. Under this mechanism, the monthly price to be paid by WPX Gas Resources for natural gas purchased pursuant to the Gas Purchase Contract shall be (a) the $1.70 Minimum Purchase Price, less (b) any costs paid by WPX Gas Resources to gather, treat and process the gas and deliver it to specified delivery points and plus (c) under certain circumstances, additional amounts determined as described below:

         (i) If the Index Price in any month during any Contract Year, including 2003, is greater than $1.94 per MMBtu, then WPX Gas Resources will pay Quatro Finale (as successor to WPC) an amount for gas purchased equal to $1.94 per MMBtu, less the costs paid by WPX Gas Resources to gather and process such gas and deliver it to specified delivery points, plus 50 percent of the excess of the Index Price over $1.94 per MMBtu (the "Price Differential"), provided WPX Gas Resources has no accrued Price Credits (see below) in the Price Credit Account, as defined below. If WPX Gas Resources has accrued Price Credits in the Price Credit Account, then WPX Gas Resources will be entitled to reduce the amount in excess of the Minimum Purchase Price (before deducting gathering and processing costs and costs to deliver the gas to specified delivery points) that otherwise would be payable by any accrued and unrecouped Price Credits in the Price Credit Account, and WPX Gas Resources will not be obligated to pay Quatro Finale any amounts in excess of the Minimum Purchase Price until such time as all accrued Price Credits have been recouped and a zero balance exists in the Price Credit Account.

         (ii) If the Index Price in any month during any Contract Year, including 2003, is greater than the Minimum Purchase Price but less than or equal to $1.94 per MMBtu, then WPX Gas Resources will pay Quatro Finale an amount for each MMBtu purchased equal to the Index Price less the costs paid by WPX Gas Resources to gather and process such gas and deliver it to specified delivery points, provided WPX Gas Resources has no accrued Price Credits in the Price Credit Account. If WPX Gas Resources has accrued Price Credits in the Price Credit Account, then WPX Gas Resources will be entitled to reduce the amount in excess of the Minimum Purchase Price (before deducting, gathering and processing costs and costs to deliver to specified delivery points) that otherwise would be payable by any accrued and unrecouped Price Credits in the Price Credit Account, and WPX Gas Resources will not be obligated to pay WPC any amounts in excess of the Minimum Purchase Price until such time as all accrued Price Credits have been recouped and a zero balance exists in the Price Credit Account.

         (iii) If the Index Price in any month during any Contract Year, including 2003, is less than the Minimum Purchase Price, then WPX Gas Resources will pay for each MMBtu of gas purchased the Minimum Purchase Price less the costs paid by WPX Gas Resources to gather and process such gas and deliver it at specified delivery points, and WPX Gas Resources will receive a credit (the "Price Credit") from Quatro Finale for each MMBtu of gas purchased by WPX Gas Resources equal to the difference between the Minimum Purchase Price and the Index Price. Quatro Finale is required to establish and maintain the Price Credit Account containing the accrued and unrecouped amount of such Price Credits. No Price Credits were accrued in respect of production purchased by WPX Gas Resources prior to January 1, 1994.

         For the year ended December 31, 2002, which is based on production volumes and natural gas prices for the twelve months ended September 30, 2002, the Index Price exceeded the Minimum Purchase Price for each month during the year except for October 2001. As of December 31, 2002 and 2001, there were no remaining unrecouped Price Credits in the Price Credit Account.

         To the extent there may in the future be a balance in the Price Credit Account, the entitlement to recoup Price Credits means that if and when the Index Price is above the Minimum Purchase Price, future royalty income paid to the Trust would be reduced until such time as such Price Credits have been fully recouped. Corresponding cash distributions to Unitholders would also be reduced.


         Subsequent to the expiration of the Primary Term of the pricing provision of the Gas Purchase Contract, which occurred on December 31, 1997, WPX Gas Resources has an annual option (which can be exercised only once during the term of the Gas Purchase Contract) to discontinue purchasing gas under the pricing provision of the Gas Purchase Contract by giving written notice of its election to pay solely the Index Price (less the costs paid by WPX Gas Resources to gather, treat and process such gas and deliver it to specified points). If WPX Gas Resources so elects to discontinue paying under the pricing provision, WPX Gas Resources will no longer be entitled to retain the Price Differential when the Index Price exceeds $1.94 per MMBtu and any accrued and unrecouped Price Credits will be extinguished. Since there is no published price in the San Juan Basin for wellhead deliveries, the wellhead price in the Gas Purchase Contract is determined by utilizing a published price which is inclusive of gathering, treating and processing costs. As used in this "Item 2. Properties - Reserve Report," "Index Price" means 97 percent of the first of month El Paso Natural Gas Co. -- San Juan Spot Price. The El Paso Natural Gas Co. -- San Juan Spot Price is a posted index price per MMBtu (dry basis) published in Inside F.E.R.C.'s Gas Market Report, which is a bi-monthly publication by The McGraw-Hill Companies, Inc. The Gas Purchase Contract provides WPX Gas Resources a one-time option to convert the Index Price from the first of month posting of El Paso Natural Gas Co. -- San Juan Spot Price to the average of the bi-monthly postings for that same index. The Gas Purchase Contract further provides for an alternative indexing mechanism in the event the Inside F.E.R.C.'s Gas Market Report indices are modified or discontinued. All prices used as index prices are delivered prices at the specified point of delivery and are, therefore, before deducting gathering and/or transportation charges, taxes, treating costs or other costs payable prior to the delivery points. During periods when there is a Price Differential, WPX Gas Resources will absorb a portion of the gathering charges based on a formula specified within the Gas Purchase Contract.

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

         The Gas Gathering Contract, which will be in effect until December 31, 2022, subject to annual extensions thereafter, covers approximately 90 percent of the production from the WI Properties and commits WFS on behalf of

WPX Gas Resources to gather such production (except production from 19 wells in the San Juan 29-7 unit as described below), at rates starting at $.35 per Mcf (plus a fuel reimbursement estimated to be 6.2 percent to 7.3 percent of gathered volumes on a Btu equivalent basis, and subject to increase if the CO2 content of the gas exceeds 10 percent) and adjusted annually based on average annual price comparisons determined on the basis of the Blanco Hub Spot Price, provided that the gathering rate will be no less than $.35 per Mcf increased or decreased on the basis of an increase or decrease in a published index measuring the gross domestic product. A significant portion of the gas to be gathered pursuant to the Gas Gathering Contract must first be gathered from the Wellhead to a Federal Unit central delivery point by Burlington Resources Gathering Inc. ("Burlington"). WPX Gas Resources has been assigned a one-year gathering contract (with a monthly evergreen provision) whereby Burlington provides interruptible gathering service at the price of $.06 per Mcf which escalates annually at 3 percent, plus actual fuel used (historically averaging approximately .5 percent). It is anticipated that WPX Gas Resources will be able to extend the term of this agreement. [CONFIRM]

         The remainder of the production on the WI Properties is not physically connected to the WFS system and is not covered by the Gas Gathering Contract. This gas is gathered either by Burlington or El Paso Field Services ("EFS") for delivery at the Blanco Hub or by WFS for delivery at the outlet of the Ignacio Plant in La Plata County, Colorado. WPC has existing long-term gathering agreements with EFS and short-term gathering agreements with Burlington with rates and terms generally comparable to the Gas Gathering Contract.

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

         The Trustee has been advised by WPC that the MMS has from time to time considered the inclusion of the value of the Section 29 tax credits attributable to coal seam gas production in the calculation of gross proceeds for purposes of calculating the royalty that is payable to the MMS. On August 30, 1993, the U.S. Office of the Inspector General (the "OIG") issued an audit report stating that
Section 29 tax credits should be included in the calculation of gross proceeds and recommending that the MMS pursue collection of additional royalties with respect to past and future production. On December 8, 1993, however, the Office of the Solicitor of the U.S. Department of the Interior gave its opinion to the MMS that the report of the OIG was incorrect and that Section 29 tax credits are not part of gross proceeds for the purpose of federal royalty calculations. WPC believes that any such inclusion of the value of Section 29 tax credits for purposes of calculating royalty payments required to be made on Federal and Indian lands would be inappropriate since all mineral interest owners, including royalty owners, are entitled to Section 29 tax credits for their proportionate share of qualifying coal seam gas production (to the extent that the Section 29 credit is available). WPC has advised the Trustee that it would vigorously oppose any attempt by the MMS to require the inclusion of the value of Section 29 tax credits in the calculation of gross proceeds. However, if regulations providing for the inclusion of such value were adopted and upheld, royalty payments would be increased which would decrease NPI Net Proceeds and, therefore, the amounts payable to the Trust. The reduction in amounts payable to the Trust would cause a corresponding reduction in associated Section 29 tax credits available to Unitholders. As discussed in "Item 1 -- Federal Income Taxation," coal seam gas produced and sold after December 31, 2002, will no longer generate a Section 29 credit unless applicability of the Section 29 credit is extended by Congress.

         The MMS generally audits royalty payments within a six-year period. Although WPC, on behalf of Quatro Finale, calculates royalty payments in accordance with its interpretation of the then applicable MMS regulations, WPC does not know whether the royalty payments made to the U.S. Government are totally in conformance with MMS standards until the payments are audited. If an MMS audit, or any other audit by a Federal or state body, results in additional royalty charges, together with interest, relating to production from and after October 1, 1992, in respect of the Underlying Properties, such charges and interest will be deducted in calculating NPI Net Proceeds for the quarter in which the charges are billed and in each quarter thereafter until the full amount of the additional royalty charges and interest have been recovered.

         On January 5, 2001, the State of New Mexico, acting under authority of the MMS, presented WPC with an Audit Issue Letter for the alleged underpayment of royalties in the amount of $948,501, on gas produced from the Underlying Properties due to Federal royalty owners during the time period from January 1992 through December 1996. MMS regulations permit a lessee to deduct from its gross proceeds its reasonable actual costs of transportation and processing to transport the gas from the lease to the point of sale in calculating the market value of its production. The State of New Mexico claims that certain costs of removing and transporting carbon dioxide gas are not deductible. On March 22, 2001, WPC responded to the Audit Issue Letter and contested the State of New Mexico's claim for additional royalties as being contrary to law. In early November 2001, WPC received from the MMS an Order to Report and Pay Additional Royalties and Perform Restructured Accounting on subsequent periods. The order was dated October 30, 2001. The order requires WPC (1) to pay additional royalties of $943,964 on production related to the audit period of January 1, 1992 through December 31, 1996; (2) to pay an estimated incremental royalty amount of $991,549 for production covering January 1, 1997 through March 31, 2001; and (3) to perform a restructured accounting and pay an additional royalty for months after March 2001. On January 30, 2002, WPC filed its Statement of Reasons in support of its earlier appeal of the audit issue letter. While WPC has informed the Trustee that it believes that its past computations have been appropriately stated, applying the MMS methodology asserted by the State of New Mexico could potentially result in negative adjustments to amounts previously paid to the Trust of approximately $3,000,000.

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

THE INFILL NPI

         The Royalty Interests include the Infill NPI, a net profits interest on any Infill Wells completed on the WI Properties. In October 2002, the field rules for the Basin Fruitland Coal (Gas) Pool were revised to allow an optional second infill well on the standard 320-acre spacing unit in certain designated areas of the pool. The Working Interest Properties contain 288 potential infill locations of which 199 are evaluated as containing proved undeveloped reserves according to SEC guidelines. As of December 31, 2002, proved undeveloped reserves associated with the Working Interest Properties estimated by independent petroleum engineers were approximately 2,490 MMcf. As of December 31, 2002, only one infill well was drilled and producing. The Infill NPI will entitle the Trust to receive 20 percent of the Infill Net Proceeds.

WILLIAMS' PERFORMANCE ASSURANCES

         Pursuant to the Conveyance and the Performance Acknowledgement Agreement, Williams has agreed to pay each of the following to the extent not paid by Quatro Finale (as successor to WPC) when due and payable: (i) all liabilities and operating and capital expenses that Quatro Finale is required under the Conveyance to pay as owner of the Underlying Properties, including without limitation, Quatro Finale's obligation to pay operating expenses with respect of the WI Properties up to the cumulative amounts specified in Exhibit B to the Conveyance and the capital costs incurred in respect of the WI Properties to the extent specified in the Conveyance, including amounts which Quatro Finale is obligated to pay with respect to environmental liabilities; (ii) all NPI Net Proceeds, Infill Net Proceeds and other amounts which Quatro Finale is obligated to pay to the Trust under the Conveyance, including amounts which Quatro Finale is obligated to pay with respect to environmental liability; and (iii) any proceeds from a sale of any remaining Royalty Interests that Quatro Finale may elect to purchase upon termination of the Trust ((i) through (iii) collectively, the "WPC Payment Obligations"). Williams has also agreed, to the extent not paid by WPX Gas Resources when due and payable, to pay all amounts which WPX Gas Resources is required to pay to Quatro Finale (as successor to WPC) in respect of production attributable to the Royalty Interests pursuant to the terms of the Gas Purchase Contract between WPC and WPX Gas Resources (the "WPX Gas Resources Payment Obligations"). In the Confirmation Agreement, Williams expressly confirmed that its agreement to cause the WPX Gas Resources Payment Obligations to be paid in full when due shall continue in full force and effect notwithstanding the assignments by WGM of the Gas Purchase Contract and the Gas Gathering Contract.

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

TITLE TO PROPERTIES

         Williams has advised the Trustee that it believes that Quatro Finale's title to the Underlying Properties (as successor to WPC), and the Trust's title to the Royalty Interests, are good and defensible in accordance with standards generally accepted in the gas industry, subject to such exceptions which, in the opinion of Williams, are not so material as to detract substantially from the use or value of such Underlying Properties or Royalty Interests. As is customary in the gas industry, only a perfunctory title examination is performed as a lease is acquired, except leases covering proved reserves. Generally, prior to drilling a well, a more thorough title examination of the drill site tract is conducted and curative work is performed with respect to significant title defects, if any, before proceeding with operations. However, prior to the sale of the Underlying Properties to Quatro Finale, WPC (or its predecessor) had owned the leases covering the Underlying Properties since 1974, and conventional gas has been produced from formations other than the Fruitland formation covered by all of the leases since the 1950s. Under these circumstances, WPC conducted an internal review of its title records prior to the drilling of the coal seam gas wells within the 12 Federal Units, but did not conduct title examinations. In addition to its internal review, WPC, when requested by the operator, participated in title examinations prior to the drilling of a few coal seam gas wells located outside the Federal Units.

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


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Units are listed and traded on the New York Stock Exchange under the symbol "WTU." The following table sets forth, for the periods indicated, the high and low sales prices per Unit and the amount of quarterly cash distributions per Unit made by the Trust.

                                      SALES PRICE
                               -------------------------        DISTRIBUTION
2002                               HIGH          LOW              PER UNIT
--------------                 -----------     ---------        ------------
First Quarter                  $     14.10    $    11.00        $    .199148
Second Quarter                 $     11.95    $     6.72        $    .111184
Third Quarter                  $      8.85    $     5.00        $    .221029
Fourth Quarter                 $     10.35    $     6.57        $    .356223

2001
First Quarter                  $     16.20    $     8.06        $    .588028
Second Quarter                 $     21.99    $    11.30        $    .893012
Third Quarter                  $     17.20    $    12.89        $    .658096
Fourth Quarter                 $     16.33    $    12.69        $    .366405

         At March 1, 2003, there were 9,700,000 Units outstanding and approximately 1,783 Unitholders of record.

The Trust does not maintain any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA.



                                                                  YEAR ENDED DECEMBER 31,
                                       -------------------------------------------------------------------
                                           2002         2001           2000         1999          1998
                                       -----------   -----------   -----------   -----------   -----------
Royalty Income                         $ 9,296,774   $24,864,317   $16,817,935   $12,242,379   $16,452,220
Distributable Income                   $ 8,634,497   $24,293,901   $16,319,731   $11,754,647   $15,968,274
Distributable Income per Unit          $       .89   $      2.50   $      1.68   $      1.21   $      1.65
Distributions per Unit                 $       .89   $      2.50   $      1.68   $      1.21   $      1.63
Total Assets at Year End               $18,240,451   $22,621,529   $30,743,274   $40,272,316   $49,863,338
Total Corpus at Year End               $18,165,048   $22,544,752   $30,670,266   $40,198,727   $49,769,352


ITEM 7. TRUSTEE'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The trust's financial statements reflect the selection and application of accounting policies that require the Trust to make significant estimates and assumptions. The following are some of the more critical judgement areas in the application of accounting policies that currently affect the Trust's financial condition and results of operations.

     Revenue Recognition. Revenues from Royalty Interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlements basis, from natural gas produced for the 12-month period ended September 30th in that calendar year.

     Reserve Recognition. Independent petroleum engineers estimate the net proved reserves attributable to the Royalty Interest. In accordance with Statement of Financial Standards No. 69, "Disclosures About Oil and Gas Producing Activities," estimates of future net revenues from proved reserves have been prepared using year-end contractual gas prices and related costs. Numerous uncertainties are inherent in estimating volumes and the value of proved reserves and in projecting future production rates and the timing of development of non-producing reserves. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserve estimates.

     Contingencies. Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders.

LIQUIDITY AND CAPITAL RESOURCES

     As stipulated in the Trust Agreement, the Trust is intended to be passive in nature and neither the Delaware Trustee nor the Trustee has any control over or any responsibility relating to the operation of the Underlying Properties. The Trustee has powers to collect and distribute proceeds received by the Trust and pay Trust liabilities and expenses and its actions have been limited to those activities. The Trust is a passive entity and other than the Trust's ability to periodically borrow money as necessary to pay expenses, liabilities and obligations of the Trust that cannot be paid out of cash held by the Trust, the Trust is prohibited from engaging in borrowing transactions. As a result, other than such borrowings, if any, the Trust has no source of liquidity or capital resources other than the Royalty Interests.

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

     For 2002, royalty income received by the Trust amounted to $9,296,774 as compared to $24,864,317 and $16,817,935 for 2001 and 2000, respectively. The decrease in royalty income in 2002 compared to 2001, and compared to 2000 was primarily due to lower prices for gas in addition to lower net production from the Underlying Properties as compared to 2001 and 2000. Net production related to the royalty income received by the Trust in 2002 was approximately 7,981,349 MMBtu as compared to 10,056,329 MMBtu and 12,636,517 MMBtu in 2001 and 2000, respectively. The average net natural gas priced received for royalty income in 2002 was $1.16 per MMBtu as compared to $2.47 MMBtu and $1.34 MMBtu in 2001 and 2000, respectively. Interest income for 2002 was $7,807 as compared to $70,444 and $73,352 for 2001 and 2000. The decrease in interest income for 2002 reflects lower interest rates and decrease in funds available for investment.

     General and administrative expenses for 2002 were $670,084, as compared to $640,860 and $571,556 for 2001 and 2000, respectively. The increase in these expenses in 2002 was primarily due to higher administrative expenses in 2002 than 2001 and 2000.

     Distributable income for 2002 was $8,634,497 or $.89 per Unit, compared to $24,293,901, or $2.50 per Unit for 2001, and $16,319,731, or $1.68 per Unit, for
2000. This decrease resulted from lower production and lower gas prices than in 2001 and 2000.

     Reserve values at December 31, 2002 and December 31, 2001 were impacted by significant changes in natural gas prices used to value the reserves and the permanent reduction in the percentage of NPI Net Proceeds to which the Trust is entitled from 81 percent to 60 percent that occurred during the fourth quarter of 2000. See "Item 2 -- Properties -- The Royalty Interests -- NPI Percentage Reduction." The year end prices required to be utilized in such valuations were $3.125 per Mcf, $2.24 per Mcf and $6.35 per Mcf as at December 31, 2002, 2001 and 2000 respectively.

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

     Royalty income received by the Trust in a given calendar year will generally reflect the sum of (i) proceeds from the sale of gas produced from the WI Properties (as defined in Note 1 to the financial statements of the Trust appearing elsewhere herein ("Note 1")) during the first 3 quarters of that year and the fourth quarter of the preceding calendar year, plus (ii) cash received by WPC (on behalf of Quatro Finale) with respect to the Farmout Properties (as defined in Note 1) during the first 3 quarters of that year (or in the month immediately following the third quarter, if received by WPC in sufficient time to be paid to the Trust) and the fourth quarter of the preceding calendar year.

     Accordingly, the royalty income included in distributable income for the years ended December 31, 2002, 2001 and 2000, was based on production volumes and natural gas prices for the 12 months ended in September 30, 2002, 2001 and 2000, respectively, as shown in the table below. The production volumes included in the table are for production attributable to the Underlying Properties, and not production attributable to the Royalty Interests owned by the Trust, and are net of the amount of production attributable to Quatro Finale's royalty obligations to third parties, which are determined by contractual arrangement with such parties.




                                                               TWELVE MONTHS ENDED SEPTEMBER 30,
                                                     ------------------------------------------------
                                                            2002           2001         2000
                                                     --------------   --------------   --------------
Production, Net (MMBtu)(1)
     WI Properties                                       11,142,065       14,037,604       12,160,658
     Farmout Properties(2)                                2,160,187        2,722,945        3,439,980
Average Blanco Hub Spot Price ($/MMBtu)              $         2.31   $         4.48   $         2.89
Average Net Wellhead Price WI Properties ($/MMBtu)   $         1.12   $         2.16   $         1.28

----------
(1)  Million British Thermal Units.
(2)  Includes previously reported estimated amounts for certain months.
(3) Total Gross Proceeds divided by Entitled W.I. Dry MMBtu for 12 mounts ending in September 30.

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

OFF-BALANCE SHEET ARRANGEMENTS.

     As stipulated in the Trust Agreement, the Trust is intended to be passive in nature and neither the Delaware Trustee nor the Trustee has any control over or any responsibility relating to the operation of the Underlying Properties. The Trustee has powers to collect and distribute proceeds received by the Trust and pay Trust liabilities and expenses and its actions have been limited to those activities. Therefore, the Trust has not engaged in any off-balance sheet arrangements.


TABULAR DISCLOSURE OF CONTRACTUAL OBLIGATIONS.


CONTRACTUAL OBLIGATIONS                                                PAYMENTS DUE BY PERIOD
                                                 -------------------------------------------------------------------
                                                   LESS THAN 1                                          MORE THAN 5
                                        TOTAL         YEAR            1 - 3 YEARS       3-5 YEARS        YEARS
                                                 ---------------- ---------------- ---------------- ----------------
Long-Term Debt Obligations                0             0                0                0                0
Capital Lease Obligations                 0             0                0                0                0
Operating Lease Obligations               0             0                0                0                0
Purchase Obligations                      0             0                0                0                0
Other Long-Term Liabilities               0             0                0                0                0
Reflected on the Trusts Balance
Sheet under GAAP
Total                                     0             0                0                0                0

FORWARD-LOOKING STATEMENTS

         This Annual Report includes "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor created thereby. All statements other than statements of historical fact included in this Annual Report are forward-looking statements. Such statements include, without limitation, factors affecting the price of oil and natural gas contained in Item 1, "Business," certain reserve information and other statements contained in Item 2, "Properties," and certain statements regarding the Trust's financial position, industry conditions and other matters contained in this Item 7. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties and the Trustee can give no assurance that they will prove correct. There are many factors, none of which is within the Trustee's control, that may cause such expectations not to be realized, including, among other things, factors identified in this Annual Report affecting oil and gas prices and the recoverability of reserves, general economic conditions, actions and policies of petroleum-producing nations and other changes in the domestic and international energy markets.


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


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Audited Statements of Assets, Liabilities and Trust Corpus of the Trust as of December 31, 2002 and 2001, and the related Statements of Distributable Income and Changes in Trust Corpus for each of the 3 years in the period ended December 31, 2002, are included in this Form 10-K.

                         REPORT OF INDEPENDENT AUDITORS


THE TRUSTEE
WILLIAMS COAL SEAM GAS ROYALTY TRUST

         We have audited the accompanying statements of assets, liabilities and trust corpus of Williams Coal Seam Gas Royalty Trust as of December 31, 2002 and 2001, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of Williams Coal Seam Gas Royalty Trust at December 31, 2002 and 2001, and its distributable income and its changes in trust corpus for each of the three years in the period ended December 31, 2002, on the basis of accounting described in
Note 2.







                                                          /s/ ERNST & YOUNG LLP




Tulsa, Oklahoma
March 24, 2003

FINANCIAL STATEMENTS
WILLIAMS COAL SEAM GAS ROYALTY TRUST

STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS


                                                                                             DECEMBER 31,
                                                                                  --------------------------------
                                                                                        2002             2001
                                                                                  ---------------  ---------------
ASSETS
Current assets - cash and cash equivalents...................................     $       115,051  $        91,492
Royalty interests in oil and gas properties (less accumulated amortization of $120,441,263 and $116,036,626 at December 31,
   2002 and 2001, respectively) (Note 2).....................................          18,125,400       22,530,037
                                                                                  ---------------  ---------------
Total .......................................................................     $    18,240,451  $    22,621,529
                                                                                  ===============  ===============
LIABILITIES AND TRUST CORPUS

Current liabilities:

         Payable to The Williams Companies, Inc. (Note 4) ...................     $        65,238  $        63,338
         Other accounts payable..............................................              10,165           13,439
                                                                                  ---------------  ---------------

Current liabilities..........................................................              75,403           76,777
Trust corpus (9,700,000 units of beneficial interest authorized and
   outstanding) (Note 2).....................................................          18,165,048       22,544,752
                                                                                  ---------------  ---------------
Total........................................................................     $    18,240,451  $    22,621,529
                                                                                  ===============  ===============


STATEMENTS OF DISTRIBUTABLE INCOME


                                                                             YEAR ENDED DECEMBER 31,
                                                               --------------------------------------------------
                                                                      2002              2001             2000
                                                               -----------------  ---------------  --------------
Royalty income............................................     $      9,296,774   $   24,864,317   $   16,817,935
Interest income...........................................                7,807           70,444           73,352
                                                               -----------------  ---------------  --------------
 Total....................................................     $      9,304,581   $   24,934,761   $   16,891,287
General and administrative expenses (Note 4)..............             (670,084)        (640,860)        (571,556)
                                                               -----------------   --------------  --------------
Distributable income......................................     $      8,634,497   $   24,293,901   $   16,319,731
                                                               =================   ==============  ==============
Distributable income per Unit (9,700,000 units) (Note 2)..     $            .89   $         2.50   $         1.68
                                                                ================   ==============  ==============
Distributions per Unit (Note 5)...........................     $            .89   $         2.50   $         1.68
                                                                ================   ==============  ==============

STATEMENTS OF CHANGES IN TRUST CORPUS


                                                                           YEAR ENDED DECEMBER 31,
                                                              -------------------------------------------------
                                                                   2002             2001              2000
                                                              ------------      ------------       ------------
Trust corpus,  beginning of year..........................    $ 22,544,752      $ 30,670,266       $ 40,198,727
Amortization of royalty interests.........................      (4,404,637)       (8,115,668)        (9,521,918)
Distributable income......................................       8,634,497        24,293,901         16,319,731
Distributions to Unitholders (Note 5).....................      (8,609,564)      (24,303,747)       (16,326,274)
                                                              ------------      ------------       ------------
Trust corpus, end of year.................................    $ 18,165,048      $ 22,544,752       $ 30,670,266
                                                              ============      ============       ============


-----------------------

See accompanying notes

NOTES TO FINANCIAL STATEMENTS

1. TRUST ORGANIZATION AND PROVISIONS

         Williams Coal Seam Gas Royalty Trust (the "Trust") was formed as a Delaware business trust pursuant to the terms of the Trust Agreement of Williams Coal Seam Gas Royalty Trust (as amended, the "Trust Agreement") entered into effective as of December 1, 1992, by and among Williams Production Company, a Delaware corporation ("WPC"), as trustor, The Williams Companies, Inc., a Delaware corporation ("Williams"), and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), a national banking association (the "Trustee"), and Chemical Bank Delaware, a Delaware banking corporation (the "Delaware Trustee"), as trustees. The trustees are independent financial institutions.

         The Trust was formed to acquire and hold certain net profits interests (the "Royalty Interests") in proved natural gas properties located in the San Juan Basin of New Mexico and Colorado (the "Underlying Properties") owned by WPC. The Trust was initially created effective as of December 1, 1992, with a $100 contribution by WPC. On January 21, 1993, the Royalty Interests were conveyed to the Trust by WPC pursuant to the Net Profits Conveyance (the "Conveyance") dated effective as of October 1, 1992, by and among WPC, Williams, the Trustee and the Delaware Trustee, in consideration for all the 9,700,000 authorized units of beneficial interest in the Trust ("Units"). WPC transferred its Units by dividend to its parent, Williams, which sold an aggregate of 6,131,209 Units to the public through various underwriters in January and February 1993 (the "Public Offering"). During the second quarter of 1995 Williams transferred its remaining Units to Williams Holdings of Delaware, Inc. ("WHD"), a separate holding company for Williams' non-regulated businesses. Effective July 31, 1999, WHD was merged into Williams and by operation of the merger Williams assumed all assets, liabilities and obligations of WHD, including without limitation ownership of WHD's Units. Effective August 11, 2000, Williams sold its Units to Quatro Finale IV LLC, a Delaware limited liability company ("QFIV"), in a privately negotiated transaction. Williams retained the voting rights and a "call" option on the transferred Units and QFIV was granted a "put" option on the Units. Substantially all of the production attributable to the Underlying Properties is from the Fruitland coal formation and constitutes "coal seam" gas that entitles the owners of such production, provided certain requirements are met, to tax credits for Federal income tax purposes pursuant to Section 29 of the Internal Revenue Code of 1986, as amended, for coal seam gas produced and sold before 2003 (unless extended by Congress). Effective May 1, 1997, WPC transferred the Underlying Properties to Quatro Finale, LLC, a non-affiliated Delaware limited liability company ("Quatro Finale"). Ownership of the Underlying Properties reverted back to WPC effective February 1, 2001, pursuant to the terms of the May 1, 1997 transaction. Effective March 1, 2001, WPC sold the Underlying Properties subject to and burdened by the Royalty Interest to Quatro Finale V. LLC, a non-affiliated Delaware limited liability company.

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

         The only assets of the Trust, other than cash and cash equivalents being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Royalty Interests. The Royalty Interests consist primarily of a net profits interest (the "NPI") in the Underlying Properties. Prior to 2001, the NPI generally entitled the Trust to receive 81 percent of the NPI Net Proceeds, as defined below, attributable to (i) gas produced and sold from Quatro Finale's net revenue interests (working interests less lease burdens) in the properties in which Quatro Finale has a working interest (the "WI Properties") and (ii) the revenue stream received by Quatro Finale attributable to its 35 percent net profits interest in 5,348 gross acres in La Plata County, Colorado (the "Farmout Properties"). However, the percentage of NPI Proceeds which the Trust is entitled to receive was subject to permanent reduction to 60 percent under certain conditions, and such a reduction occurred in the fourth quarter of 2000. The Royalty Interests also include a 20 percent interest in Quatro Finale's Infill Net Proceeds, as defined below, from the sale of production if well spacing rules are effectively modified and additional wells are drilled on producing drilling blocks on the WI Properties (the "Infill Wells") during the term of the Trust. As of December 31, 2002, only one infill well was drilled and producing. "NPI Net Proceeds" consists generally of the revenue stream received by Quatro Finale from its 35 percent net profits interest in the Farmout Properties, plus the aggregate proceeds attributable to Quatro Finale's net revenue interest, based on the price paid at or in the vicinity of the wellhead (the "Wellhead"), of gas produced from the WI Properties, less Quatro Finale's share of certain taxes and costs. "Infill Net Proceeds" consists generally of the aggregate proceeds, based on the price at the Wellhead, of gas produced from Quatro Finale's net revenue interest in any Infill Wells less certain taxes and costs. The complete definitions of NPI Net Proceeds and Infill Net Proceeds are set forth in the Conveyance.


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

         Production from the coal seam gas wells drilled after December 31, 1979 and prior to January 1, 1993, qualifies for the Federal income tax credit for producing nonconventional fuels under Section 29 of the Internal Revenue Code. This tax credit is calculated annually based on each year's qualified production through the year 2002. Williams provides the Trustee with Section 29 credit information related to the Underlying Properties. Coal seam gas produced and sold after December 31, 2002, will no longer generate a Section 29 credit unless the applicability of the Section 29 credit is extended by Congress. Legislation currently is proposed to extend the Section 29 credit retroactively to January 1, 2003. Of course there can be no assurance that such legislation will be passed, and if passed, will be effective retroactively to January 1, 2003.

         The Section 29 credit is based on the Unitholder's pro rata share of qualifying production. It can be used only to the extent that a Unitholder's regular tax liability exceeds the Unitholder's tentative minimum tax liability after the regular tax liability has been reduced by the foreign tax credit and certain nonrefundable personal credits. Any part of the Section 29 credit not allowed for the tax year solely because of this alternative minimum tax limitation is subject to certain carryover provisions relating to the alternative minimum tax calculation. Except for the foregoing, there are no IRC provisions that allow for the carryback or carryforward of Section 29 credits in any other circumstances. As the carryforward of unused Section 29 credits is related to the alternative minimum tax calculation for succeeding years, carryforwards should be allowed even if the Section 29 credit is not extended after 2002.

         Each Unitholder should consult his tax advisor regarding Trust tax compliance matters.


4. RELATED PARTY TRANSACTIONS

         Williams provides accounting, bookkeeping and informational services to the Trust in accordance with an Administrative Services Agreement effective December 1, 1992. The fee is $50,000 per quarter, escalating 3 percent each October 1 commencing October 1, 1993. Amounts payable by the Trust to Williams at December 31, 2002 and 2001 represent the fourth quarter fees. Aggregate fees incurred by the Trust to Williams in 2002, 2001 and 2000 were $260,955, $256,318 and $249,514, respectively.

         Aggregate fees paid by the Trust to the trustees in 2002, 2001 and 2000 were $48,452, $48,713 and $47,473, respectively.


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

         The Trustee distributes the Quarterly Distribution Amount within 60 days after the end of each calendar quarter to each person who was a Unitholder of record on the associated record date (i.e. the 45th day following the end of each calendar quarter or if such day is not a business day, the next business day thereafter), together with interest estimated to be earned on such amount from the date of receipt thereof by the Trustee to the payment date.

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


6. CONTINGENCIES

         WPX Gas Resources Company ("WPX Gas Resources," as successor in interest to Williams Gas Marketing Company) purchases natural gas produced from the WI Properties (except for certain small volumes) at the wellhead under the terms of a gas purchase contract dated October 1, 1992, as amended (the "Gas Purchase Contract"). The Gas Purchase Contract provides for a pricing mechanism during an initial 5-year period, which expired on December 31, 1997, and continuing for one or more consecutive additional one-year terms unless and until WPX Gas Resources exercises its annual option, exercisable 15 days prior to the end of each contract year, to discontinue purchasing gas under the pricing mechanism of the Gas Purchase Contract and instead purchase gas at a monthly market-based price. WPX Gas Resources has not exercised this option and therefore the pricing mechanism will continue to remain in effect through at least December 31, 2003.

         Under the pricing mechanism of the Gas Purchase Contract, when the market price is less than $1.70 per MMBtu (the "Minimum Purchase Price"), the Trust will be paid the Minimum Purchase Price for the gas and an account (the "Price Credit Account") will be maintained to identify the accrued and unrecouped amount of payments made to the Trust in excess of the market price. Any amounts in the Price Credit Account are subject to future recoupment when the market price exceeds the Minimum Purchase Price. As of December 31, 2002, 2001 and 2000, there were no remaining unrecouped Price Credits in the Price Credit Account. During 2000, WPX Gas Resources recouped approximately $5.5 million of Price Credits in the Price Credit account, which, based on the Trust's 81 percent interest in the WI Properties, represented an offset of approximately $4.5 million against royalty income the Trust would have otherwise received during the year. To the extent there may in the future be a balance in the Price Credit Account, the entitlement to recoup Price Credits means that if and when the Index Price is above the Minimum Purchase Price, future royalty income paid to the Trust would be reduced until such time as such Price Credit Account is once again reduced to zero. Corresponding cash distributions to Unitholders would also be reduced.

         While the terms of the Gas Purchase Agreement pricing mechanism remain in place and no balance exists in the Price Credit Account at December 31, 2002, when the market price for natural gas exceeds $1.94 per MMBtu (as was the case during 11 months in 2002), the Trust receives only 50 percent of the excess of the market price over the $1.94 price per MMBtu.

         The majority of the production attributable to the Trust is within Federal units. Unit participating areas are formed by pooling production from the participating area. Entitlement to the pooled production is based on each party's acreage in the participating area divided by the total participating acreage. Wells drilled outside the participating area may create an enlargement to the participating area and a revision of the Unit ownership entitlement. The Bureau of Land Management ("BLM") must approve Unit participating area expansions. The effective date for Unit expansions is retroactive to the date the well creating the expansion was tested. The revenues presented in the accompanying statements of distributable income are on an entitlement basis and reflect the most recent BLM participating area approvals at December 31, 2002, 2001, and 2000, respectively. There are pending or anticipated applications or approvals for additional participating area enlargements. WPC has advised the Trustee that it does not believe that final approval of these Unit participating area enlargements and the resulting retroactive adjustments, if any, will have a material impact on the revenues as presented in these statements.

         The Trustee has been advised by WPC that the Minerals Management Service ("MMS"), a subagency of the U.S. Department of the Interior, has from time to time considered the inclusion of the value of the Section 29 tax credits attributable to coal seam gas production in the calculation of gross proceeds for purposes of calculating the royalty that is payable to the MMS. On August 30, 1993, the U.S. Office of the Inspector General (the "OIG") issued an audit report stating that Section 29 tax credits should be included in the calculation of gross proceeds and recommending that the MMS pursue collection of additional royalties with respect to past and future production. On December 8, 1993, however, the Office of the Solicitor of the U.S. Department of the Interior gave its opinion to the MMS that the report of the OIG was incorrect and that Section 29 tax credits are not part of gross proceeds for the purpose of Federal royalty calculations. WPC believes that any such inclusion of the value of Section 29 tax credits for the purposes of calculating royalty payments required to be made on Federal and Indian lands would be inappropriate since all mineral interest owners, including royalty owners, are entitled to Section 29 tax credits for their proportionate share of qualifying coal seam gas production (to the extent that the Section 29 credit is available). WPC has advised the Trustee that it would vigorously oppose any attempt by the MMS to require the inclusion of the value of Section 29 tax credits in the calculation of gross proceeds. However, if such regulations were adopted and upheld, royalty payments would be increased which would decrease NPI Net Proceeds and, therefore, the amounts payable to the Trust. The reduction in amounts payable to the Trust would cause a corresponding reduction in associated Section 29 tax credits available to Unitholders. As discussed in Note 3, coal seam gas produced and sold after December 31, 2002, will no longer generate a Section 29 credit unless applicability of the Section 29 credit is extended by Congress.

         On January 5, 2001, the State of New Mexico, acting under authority of the MMS, presented WPC with an Audit Issue Letter for the alleged underpayment of royalties in the amount of $948,501, on gas produced from the Underlying Properties due to federal royalty owners during the time period from January 1992 through December 1996. MMS regulations permit a lessee to deduct from its gross proceeds its reasonable actual costs of transportation and processing to transport the gas from the lease to the point of sale in calculating the market value of its production. The State of New Mexico claims that certain costs of removing and transporting carbon dioxide gas are not deductible. On March 22, 2001, WPC responded to the Audit Issue Letter and contested the State of New Mexico's claim for additional royalties as being contrary to law. In early November 2001, WPC received from the MMS an Order to Report and Pay Additional Royalties and Perform Restructured Accounting on subsequent periods. The order was dated October 30, 2001. The order requires WPC
(1) to pay additional royalties of $943,964 on production related to the audit period of January 1, 1992 through December 31, 1996; (2) to pay an estimated incremental royalty amount of $991,549 for production covering January 1, 1997 through March 31, 2001; and (3) to perform a restructured accounting and pay an additional royalty for months after March 2001. On January 30, 2002, WPC filed its Statement of Reasons in support of its earlier appeal of the audit issue letter. While WPC has informed the Trustee that it believes that its past computations have been appropriately stated, applying the MMS methodology asserted by the State of New Mexico could potentially result in negative adjustments to amounts previously paid to the Trust of approximately $3,000,000.


7. SUBSEQUENT EVENT

         Subsequent to December 31, 2002, the Trust declared the following distribution:


         QUARTERLY RECORD DATE                       PAYMENT DATE                     DISTRIBUTION PER UNIT

          February 5, 2003...                    February 28, 2003                          $.211473


         The Trustee has estimated the Section 29 tax credit associated with the February 5, 2003 quarterly distribution to be $.15 per Unit.


8.       QUARTERLY FINANCIAL DATA (UNAUDITED)

         The following table sets forth the royalty income, distributable income and distributable income per Unit of the Trust for each quarter in the years ended December 31, 2002 and 2001 (in thousands, except per Unit amounts):


      CALENDAR QUARTER                ROYALTY INCOME            DISTRIBUTABLE INCOME        DISTRIBUTION PER UNIT
------------------------------ ---------------------------- --------------------------- ----------------------------
 2002
  First......................           $ 2,055                   $ 1,824                      $   0.19
  Second.....................             1,297                     1,113                          0.11
  Third......................             2,342                     2,226                          0.23
  Fourth.....................             3,603                     3,472                          0.36
                                        -------                   -------                      --------

         TOTAL...............           $ 9,297                   $ 8,635                      $   0.89
                                        =======                   =======                      ========
 2001

  First......................           $ 5,819                   $ 5,627                      $   0.58
  Second.....................             8,824                     8,674                          0.89
  Third......................             6,548                     6,426                          0.66
  Fourth.....................             3,673                     3,567                          0.37
                                        -------                   -------                      --------
         TOTAL                          $24,864                   $24,294                      $   2.50
                                        =======                   =======                      ========


         Selected 2002 fourth quarter data are as follows (in thousands except per Unit amounts):

Royalty income............................................    $       3,603
Interest income...........................................                3
General and administrative expenses.......................            (134)
                                                              -------------
Distributable income......................................    $       3,472
Distributable income per Unit (9,700,000 units)...........    $         .36
                                                              =============
Distribution per Unit.....................................    $         .36
                                                              =============


9. SUPPLEMENTAL OIL AND GAS INFORMATION (UNAUDITED)

         The net proved reserves attributable to the Royalty Interests have been estimated as of December 31, 2002, 2001 and 2000, by independent petroleum engineers. In accordance with Statement of Financial Accounting Standards No. 69, estimates of future net revenues from proved reserves have been prepared using contractual gas prices and related costs. The standardized measure of future net revenues from the gas reserves is calculated based on discounting such future net revenues at an annual rate of 10 percent. The Blanco Hub Spot Price for December 2002 of $4.25 per MMBtu, after adjustments for certain costs and provisions of the Gas Purchase Contract, resulted in a weighted average wellhead price of $2.89 per Mcf. The standardized measure of discounted future net revenues below has been reduced by operating and development costs which are paid by Williams and are included in computing the royalty income of the Trust. The standardized measure has not been reduced for income taxes as no income taxes are paid by the Trust (Note 3).

         Numerous uncertainties are inherent in estimating volumes and value of proved reserves and in projecting future production rates and timing of development expenditures. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserve estimates.

         Based on inception to date experience in estimating reserves, production history and other information with regard to the status of the interest in the NPI, the reserve estimates as of January 1, 2000, for Royalty Interests were based on a percentage share of NPI Net Proceeds payable to the Trust of 81 percent, adjusted to reflect possible reduction of the NPI upon meeting certain production targets and certain rates of return expected to be met in the future. The reserve estimates as of December 31, 2000, 2001 and 2002, are based on a percentage share of NPI Net Proceeds payable to the Trust reduced to 60 percent.


                                                                              NATURAL GAS(MMcf)

Proved reserves at January 1, 2000 .........................................            64,790
Production .................................................................           (13,660)
Revisions of previous estimates ............................................           (11,654)
                                                                                       -------
Proved reserves at December 31, 2000 .......................................            39,476
Production .................................................................           (11,449)
Revisions to computed net profits volumes ..................................            17,312
                                                                                       -------
Proved reserve at December 31, 2001 ........................................            45,339
Production .................................................................            (8,136)
Extensions and revisions of previous estimates .............................             2,519
                                                                                       -------
Proved reserves at December 31, 2002 .......................................            39,722
                                                                                       =======
Proved developed reserves at December 31, 2002 .............................            37,232
                                                                                       =======

         All proved reserve estimates presented above at December 31, 2001, 2000, and January 1, 2000, are proved developed.

         Proved reserves are estimated quantities of natural gas which geological and engineering data indicate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves which can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are the reserves which are expected to be recovered from infill wells on the standard 320 acre spacing unit in certain designated areas of the fruitland coal formation.

         The following table sets forth the standardized measure of discounted future net revenues at December 31, 2002, 2001 and 2000 relating to proved developed reserves (in thousands):


                                                                                   YEAR ENDED DECEMBER 31,
                                                                                 2002         2001         2000
                                                                             ----------   ----------   ----------
Future cash inflows                                                          $   78,299   $   62,005   $  170,785
Future production taxes                                                          (9,549)     (13,083)     (32,499)
Future development costs                                                         (3,441)          --          --
                                                                             ----------   ----------   ----------
Future net cash flows                                                            65,309       48,922      138,286
10% discount factor                                                             (19,270)     (14,484)     (43,189)
                                                                             ----------   ----------   ----------
Standardized measure of discounted future net revenues                       $   46,039   $   34,438   $   95,097
                                                                             ==========   ==========   ==========

         The following table sets forth the changes in the aggregate standardized measure of discounted future net revenues from proved reserves during the years ended December 31, 2002, 2001 and 2000 (in thousands):


                                                                                   2002      2001        2000
                                                                                 --------  --------    --------
Balance at January 1 .........................................................    $ 34,438  $ 95,097    $ 44,119
Increase (decrease) due to:
   Net sales of coal seam gas ................................................    (10,299)  (21,425)    (18,948)
   Net changes in prices and costs ...........................................     15,503   (60,274)     91,202
   Development costs incurred ................................................       (629)     (323)       (240)
   Changes in estimated future development cost ..............................      2,812       323         240
   Extensions and revisions of previous quantity estimates ...................      2,915    13,150     (27,788)
   Accretion of discount .....................................................      3,444     9,510       4,411
   Other .....................................................................     (2,145)   (1,620)      2,101
                                                                                 --------  --------    --------
                                                                                   11,601    60,659      50,978
                                                                                 --------  --------    --------
 Balance at December 31 ......................................................   $ 46,039  $ 34,438    $ 95,097
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

            SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange At of 1934 requires the Trust's directors, officers or beneficial owners of more than ten percent of a registered class of the Trust's equity securities to file reports of ownership and changes in ownership with the SEC and to furnish the Trust with copies of all such reports.

         The Trust has no directors or officers and based solely on its review of the reports received by it, the Trust believes that during the fiscal year of 2002, no person who was a beneficial owner of more than ten percent the Trust's Units failed to file on a timely basis any report required by Section 16(a).



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

         Compensation of the Trustee, Delaware Trustee and Transfer Agent. The Trust Agreement provides for compensation to the Trustee and the Delaware Trustee for administrative services, out of the Trust assets. The Trustee was paid a 2002 base amount of $43,840, plus an hourly charge for services in excess of a combined total of 300 hours annually at the Trustee's then standard rate. The Delaware Trustee is paid a fixed annual amount which was initially set at $5,000. The Trustee and the Delaware Trustee received total compensation for 2002 of $43,840 and $4,612, respectively. The base amount of the Trustee's fee and the amount of the Delaware Trustee's fee for administrative services escalate at the rate of 3 percent per year. The Trustee and the Delaware Trustee are each entitled to reimbursement for out-of-pocket expenses. Upon termination of the Trust, the Trustee will receive, in addition to its out-of-pocket expenses, a termination fee in the amount of $8,000.

         The Transfer Agent receives a transfer agency fee of $5.50 annually per account (minimum of $15,000 annually), subject to change each December, based upon the change in the Producers' Price Index as published by the Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued in excess of 10,000 annually. The total fees paid by the Trust to the Transfer Agent in 2002 were $23,460.

         Fees to Williams. Williams will receive, throughout the term of the Trust, an administrative services fee for accounting, bookkeeping and informational services relating to the Royalty Interests as described below in "Item 13--Administrative Services Agreement."


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         (a) Security Ownership of Certain Beneficial Owners. The following table sets forth as of March 1, 2003 information with respect to the only Unitholder who was known to the Trustee to be a beneficial owner of more than 5 percent of the outstanding Units.

                                                                NUMBER OF UNITS     PERCENT
               NAME AND ADDRESS OF BENEFICIAL OWNER           BENEFICIALLY OWNED    OF CLASS
               ------------------------------------           ------------------    --------

            Quatro Finale IV LLC(1)                                2,608,791          26.9%
            245 Park Avenue
            New York, NY 10167

(1) This information was provided to the Securities and Exchange Commission and to the Trust in a Schedule 13D/A filed with the Securities and Exchange Commission on December 9, 2002, on behalf of the Bear Stearns Companies Inc. and Quatro Finale IV, LLC. Such
            Schedule 13D/A reports that Quatro Finale IV, LLC is a subsidiary of Bear Stearns Companies Inc. and that each entity has shared dispositive and voting power with regard to such units

            The Schedule 13D/A filed with the Securities and Exchange Commission on behalf of The Bear Stearns Companies Inc. and Quatro Finale IV, LLC may be reviewed for more detailed information concerning the matters summarized herein.

WILLIAMS'S VOTING AUTHORITY OVER UNITS

         Although Williams sold all of its remaining Units to QFIV effective August 11, 2000, Williams contractually retained the voting rights for those Units irrespective of the sale and acquired a call option, to purchase, in one or more lots of 10,000 units, the Subject Units (as reported in Form 4 filed September 26, 2000) and Quatro Finale IV, LLC acquired an option to require Williams to purchase the Subject Units. This information was provided to the Securities and Exchange Commission and to the Trust in a Schedule 13D/A filed with the Securities and Exchange Commission on January 25, 2002, on behalf of Williams. Such Schedule 13D/A also reflects the fact that Williams owns beneficial interest in the units owned by Quatro Finale IV, LLC in the form of derivative securities and the fact that Williams has sold underlying Trust Units that it acquired pursuant to exercises of its call option. Except as noted below, Williams (or its affiliate) has the same voting rights under the Trust Agreement as other Unitholders. Accordingly, so long as Williams (or its affiliate) continues to possess voting control of 26.9 percent of the Units, on any matters brought to a vote of Unitholders requiring the approval of the holders of a majority of Units present or represented at a meeting where a majority of outstanding Units are represented, Williams will likely be able to control the vote with respect to such matters if not less than the 14 percent of additional Units necessary for quorum purposes are represented at such meeting. With respect to the vote on any amendment to the Gas Purchase Contract or the Gas Gathering Contract, the Units held by Williams (or its affiliate) immediately after the Public Offering (and now held by QFIV) may not be voted nor will such Units be counted for purposes of determining if a quorum is present so long as such Units continue to be held by Williams (or its affiliate). This voting limitation will not be applicable to Units Williams (or its affiliate) may acquire, if any, after the date of the Public Offering.

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

         (b) Security Ownership of Management. The Trust has no directors or executive officers. As of March 1, 2003, Bank of America, N.A., the Trustee, held an aggregate of 42,444 Units in various fiduciary capacities, with no investment or voting powers. As of March 1, 2003, Chase Bank (as successor to Chemical Bank Delaware), the Delaware Trustee, did not beneficially own any Unit.

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

         The Administrative Services Agreement obligates the Trust to pay to Williams each quarter an administrative services fee for accounting, bookkeeping and informational services relating to the Royalty Interests. The administrative services fee was $51,500 per calendar quarter commencing October 1, 1993, through and including the quarter ended September 30, 1994, and increases 3 percent each October 1. Accordingly, the total of the administrative services fees paid by the Trust to Williams in 2002 was $260,955.

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

ITEM 14. CONTROLS AND PROCEDURES.

         Within the 90 days prior to the date of this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Trustee concluded that the Trust's disclosure controls and procedures are effective in timely alerting the trustee to material information relating to the Trust required to be included in the Trust's periodic filings with the Securities and Exchange Commission. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by WPC. No significant changes in the Trust's internal controls or other factors that could affect these controls have occurred subsequent to the date of such evaluation.


                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a) The following documents are filed as a part of this report:

         1. Financial Statements (included in Item 8 of this report)

                                                                                                    PAGE IN THIS
                                                                                                       REPORT
                                                                                                       ------
     Report of Independent Auditors                                                                      37
     Statements of Assets, Liabilities and Trust Corpus as of December 31, 2001 and 2000                 38
     Statements of Distributable Income for each of the three years in the period ended
          December 31, 2002                                                                              38
     Statements of Changes in Trust Corpus for each of the three years in the period ended
          December 31, 2002                                                                              38
     Notes to Financial Statements                                                                       39


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

EXHIBIT
NUMBER                                                       EXHIBIT
-------                                                      -------
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

99.3         --   Reserve  Report,  dated  February 10,  2003,  on the  estimated  reserves,  estimated  future net revenues and the discounted  estimated future net revenues  attributable to the Royalty Interests and the  Underlying  Properties  as of December  31,  2002,  prepared by Miller and Lents,  Ltd., independent petroleum engineers.

99.4         --   Certificate by Bank of America,  Trustee of Williams Coal Seam Gas Royalty Trust, dated March 28,
                  2003  as  required  by 10  U.S.C.  Section  1350,  as  adopted  pursuant  to  Section  906 of the
                  Sarbanes-Oxley Act of 2002.


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

                                    WILLIAMS COAL SEAM GAS ROYALTY TRUST

                                    By:   BANK OF AMERICA, N.A., TRUSTEE


                                    By:          /S/   RON E. HOOPER
                                        -----------------------------------
                                                     RON E. HOOPER
                                        Senior Vice President and Administrator

Date:    March 28, 2003

            (The Registrant has no directors or executive officers.)

                                  CERTIFICATION

         I, Ron Hooper, certify that:

         1. I have reviewed this Annual Report on Form 10-K of Williams Coal Seam Gas Royalty Trust, for which Bank of America, N.A., acts as Trustee;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, distributable income and changes in trust corpus of the registrant as of, and for, the periods presented in this annual report;

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14), or for causing such procedures to be established and maintained, for the registrant and I have:

                  a) designed such disclosure controls and procedures, or caused such controls and procedures to be designed, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

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

         6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                  In giving the certifications in paragraphs 4, 5 and 6 above, I have relied to the extent I consider reasonable on information provided to me by Williams Production Company.

Date: March 28, 2003               By: /s/ Ron Hooper
                                       ----------------------------------------
                                        Ron Hooper
                                        Senior Vice President and Administrator
                                        Bank of America, N.A.,

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                                                       DESCRIPTION
------                                                       -----------

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

EXHIBIT
NUMBER                                                       DESCRIPTION
------                                                       -----------

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

 99.3        --   Reserve  Report,  dated  February 10,  2003,  on the  estimated  reserves,  estimated  future net revenues and the discounted  estimated future net revenues  attributable to the Royalty Interests and the  Underlying  Properties  as of December  31,  2002,  prepared by Miller and Lents,  Ltd., independent petroleum engineers.

 99.4        --   Certificate by Bank of America,  Trustee of Williams Coal Seam Gas Royalty Trust, dated March 28,
                  2003  as  required  by 10  U.S.C.  Section  1350,  as  adopted  pursuant  to  Section  906 of the
                  Sarbanes-Oxley Act of 2002.