Form 10-Q
period 2003-03-31
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 2003-05-15
CIK 895007

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2003
                                                 --------------

                                       or

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
               For the transition period from          to
                                              --------    -------

                         Commission File Number: 1-11608

                      WILLIAMS COAL SEAM GAS ROYALTY TRUST
             (Exact name of registrant as specified in its charter)


                   Delaware                               75-6437433
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

                                 (214) 209-2400
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                             ---    ---

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act Yes     No x  .
                                                  ---   ---

  Number of units of beneficial interest outstanding at May 1, 2003: 9,700,000.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         The financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the "Trustee") of Williams Coal Seam Gas Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 Annual Report"). The December 31, 2002 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2003, and the distributable income and the changes in trust corpus for the three-month periods ended March 31, 2003 and 2002, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

         The financial statements as of March 31, 2003 and for the three-month periods ended March 31, 2003 and 2002 included herein have been reviewed by Ernst & Young LLP, independent public accountants, as stated in their report appearing herein.

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Trustee
Williams Coal Seam Gas Royalty Trust


We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of March 31, 2003, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Trustee.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of December 31, 2002, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein) and in our report dated March 24, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2002, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.




                                                               Ernst & Young LLP

Tulsa, Oklahoma
May 13, 2003

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (UNAUDITED)

--------------------------------------------------------------------------------


                                             March 31,        December 31,
ASSETS                                         2003                2002
                                            -----------       ------------
Current Assets -
   cash and cash equivalents                $    99,384       $   115,051

Royalty interests in oil
   and gas properties
   (less accumulated
   amortization of
   $121,216,350 at
   March 31, 2003 and
   $120,441,263 at
   December 31, 2002)                        17,350,313        18,125,400
                                            -----------       -----------

TOTAL ASSETS                                $17,449,697       $18,240,451
                                            ===========       ===========


LIABILITIES AND TRUST CORPUS

Current Liabilities -
   trust expenses payable                   $   133,836       $    75,403

Trust corpus -
   9,700,000 units of
   beneficial interest
   authorized and
   outstanding                               17,315,861        18,165,048
                                            -----------       -----------

TOTAL LIABILITIES
   AND TRUST CORPUS                         $17,449,697       $18,240,451
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

--------------------------------------------------------------------------------

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

--------------------------------------------------------------------------------


                                             THREE MONTHS    THREE MONTHS
                                                 ENDED           ENDED
                                            March 31, 2003   March 31, 2002
                                            --------------   --------------
Royalty income                                $2,239,870       $2,055,073
Interest income                                    1,424            1,673
                                              ----------       ----------
                                               2,241,294        2,056,746

General and administrative
   expenses                                     (264,107)        (232,376)
                                              ----------       ----------
Distributable income                          $1,977,187       $1,824,370
                                              ==========       ==========

Distributable income
   per unit
   (9,700,000 units)                          $      .20       $      .19
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

--------------------------------------------------------------------------------

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

--------------------------------------------------------------------------------


                                               THREE MONTHS        THREE MONTHS
                                                  ENDED               ENDED
                                              March 31, 2003      March 31, 2002
                                              --------------      --------------
Trust corpus,
   beginning of period                         $ 18,165,048        $ 22,544,752
Amortization of royalty
   interests                                       (775,087)         (1,256,233)
Distributable income                              1,977,187           1,824,370
Distributions to unitholders                     (2,051,287)         (1,931,735)
                                               ------------        ------------

Trust corpus, end
   of period                                   $ 17,315,861        $ 21,181,154
                                               ============        ============

Distributions per unit
   (9,700,000 units)                           $        .21        $        .20
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

         The Trust was formed to acquire and hold certain net profits interests (the "Royalty Interests") in proved natural gas properties located in the San Juan Basin of New Mexico and Colorado (the "Underlying Properties") owned at the time of the Trust's formation by WPC. The Trust was initially created effective as of December 1, 1992, with a $100 contribution by WPC. On January 21, 1993, the Royalty Interests were conveyed to the Trust by WPC pursuant to the Net Profits Conveyance (the "Conveyance") dated effective as of October 1, 1992, by and among WPC, Williams, the Trustee and the Delaware Trustee, in consideration for all the 9,700,000 authorized units of beneficial interest in the Trust ("Units"). WPC transferred its Units by dividend to its parent, Williams, which sold an aggregate of 5,980,000 Units to the public through various underwriters in January and February 1993 (the "Public Offering"). Subsequently, Williams sold to the public an additional 151,209 Units. During the second quarter of 1995 Williams transferred its remaining Units to Williams Holdings of Delaware, Inc. ("WHD"), a separate holding company for Williams' non-regulated businesses. Effective July 31, 1999, WHD was merged into Williams, and by operation of the merger Williams assumed all assets, liabilities and obligations of WHD, including without limitation ownership of WHD's Units. Effective August 11, 2000, Williams sold its Units to Quatro Finale IV LLC, a Delaware limited liability company ("QFIV"), in a privately negotiated transaction. Williams has agreed to hold the transferred Units as Nominee for QFIV. Williams retained the voting rights and retained a "call" option on the transferred Units, and QFIV was granted a "put" option on the Units. Substantially all of the production attributable to the Underlying Properties is from the Fruitland coal formation and constitutes "coal seam" gas that entitles the owners of such production, provided certain requirements are met, to tax credits pursuant to Section 29 of the Internal Revenue Code of 1986 (the "Code"), as amended, for coal seam gas produced and sold before 2003 (unless extended by Congress). Effective May 1, 1997, WPC transferred the Underlying Properties, subject to and burdened by the Royalty Interests, to Quatro Finale LLC, a non-affiliated Delaware limited liability company ("Quatro Finale"). Ownership of the Underlying Properties reverted back to WPC effective February 1, 2001, under the terms of the May 1, 1997 transaction. Pursuant to a Purchase and Sale Agreement dated March 14, 2001, and effective March 1, 2001, WPC sold the Underlying Properties subject to and burdened by the Royalty Interests to Quatro Finale V LLC, a non-affiliated Delaware limited liability company.

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

         The only assets of the Trust, other than cash and cash equivalents being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Royalty Interests. The Royalty Interests consist primarily of a net profits interest (the "NPI") in the Underlying Properties. Prior to 2001, the NPI generally entitled the Trust to receive 81 percent of the NPI Net Proceeds, as defined below, attributable to (i) gas produced and sold from Quatro Finale's net revenue interests (working interests less lease burdens) in the properties in which Quatro Finale has a working interest (the "WI Properties") and (ii) the revenue stream received by Quatro Finale attributable to its 35 percent net profits interest in 5,348 gross acres in La Plata County, Colorado (the "Farmout Properties"). The Royalty Interests also include a 20 percent interest in Quatro Finale's Infill Net Proceeds, as defined below, from the sale of production if well spacing rules are effectively modified and additional wells are drilled on producing drilling blocks on the WI Properties (the "Infill Wells") during the term of the Trust. No Infill Wells have been drilled on the WI Properties to date. "NPI Net Proceeds" consists generally of the revenue stream received by Quatro Finale from its 35 percent net profits interest in the Farmout Properties, plus the aggregate proceeds attributable to Quatro Finale's net revenue interest, based on the price paid at or in the vicinity of the wellhead (the "Wellhead"), of gas produced from the WI Properties, less Quatro Finale's share of certain taxes and costs. "Infill Net Proceeds" consists generally of the aggregate proceeds, based on the price at the Wellhead, of gas produced from Quatro Finale's net revenue interest in any Infill Wells less certain taxes and costs. The complete definitions of NPI Net Proceeds and Infill Net Proceeds are set forth in the Conveyance. The NPI percentage was subject to permanent reduction under certain conditions and such a reduction to 60 percent occurred in the fourth quarter of 2000. Pursuant to the Conveyance, the NPI percentage is not subject to further reduction or other adjustment regardless of the future amount of cumulative production or the achieved internal rate of return.

2.      BASIS OF ACCOUNTING

         The financial statements of the Trust are prepared on a modified cash basis and are not intended to present financial positions and results of operations in conformity with accounting principles generally accepted in the United States ("GAAP"). Preparation of the Trust's financial statements on such basis includes the following:

         Revenues are recognized in the period in which amounts are received by the Trust. General and administrative expenses are recognized on an accrual basis.

         Amortization of the Royalty Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

         Loss contingencies are recognized in the period in which amounts are paid by the Trust

         Distributions to Unitholders are recorded when declared by the Trustee (see Note 4).

         The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because royalty income is not accrued in the period of production, amortization of the Royalty Interests is not charged against operating results, and loss contingencies are not charged to operating results until paid.

3.       FEDERAL INCOME TAXES

         The Trust is a grantor trust for Federal income tax purposes. As a grantor trust, the Trust will not be required to pay Federal income taxes. Accordingly, no provision for income taxes has been made in these financial statements.

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

         Production from the coal seam gas wells drilled after December 31, 1979 and prior to January 1, 1993, qualifies for the Federal income tax credit for producing nonconventional fuels under Section 29 of the Code. This tax credit is calculated annually based on each year's qualified production through the year 2002. Williams provides the Trustee with Section 29 credit information related to the Underlying Properties. Coal seam gas produced and sold after December 31, 2002, will no longer generate a Section 29 credit unless the applicability of the Section 29 credit is extended by Congress. Legislation currently is proposed to extend the Section 29 credit retroactively to January 1, 2003. Of course, there can be no assurance that such legislation will be passed, and if passed, will be effective retroactively to January 1, 2003.

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

         It is unclear at this time whether Unitholders will be entitled to the
Section 29 credit on distributions received in the first quarter of 2003 that are attributable to coal seam gas produced and sold in the fourth quarter of 2002. The estimated Section 29 credit, if allowed on such distributions, equals $0.15 per Unit. The Trustee intends to seek a private letter ruling from the Internal Revenue Service on this issue.

         Each Unitholder should consult his tax adviser regarding Trust tax compliance matters.

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

5.       SUBSEQUENT EVENTS

         Subsequent to March 31, 2003, the Trust declared the following distribution:


             Quarterly
              Record                   Payment              Distribution
               Date                     Date                  per Unit
           ------------             ------------            ------------
           May 15, 2003             May 30, 2003              $ .378438

         The distribution per unit increased from $.211473 in the first quarter of 2003 to $.378438 in the second quarter of 2003. The increase in distributions was mainly the result of much higher natural gas prices during the three month period ended March 31, 2003 as compared to the three month period ended December 31, 2002.

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

         Under the pricing mechanism of the Gas Purchase Contract, when the market price is less than $1.70 per MMBtu (the "Minimum Purchase Price"), the Trust will be paid the Minimum Purchase Price for the gas and an account (the "Price Credit Account") will be maintained to identify the accrued and unrecouped amount of payments made to the Trust in excess of the market price. Any amounts in the Price Credit Account are subject to future recoupment when the market price exceeds the Minimum Purchase Price. As of March 31, 2003, there were no remaining unrecouped price credits in the Price Credit Account. To the extent there may in the future be a balance in the Price Credit account, the entitlement to recoup price credits means that if and when the index price is above the Minimum Purchase Price, future royalty income paid to the Trust would be reduced until such time as such Price Credit Account is once again reduced to zero. Corresponding cash distributions to Unitholders would also be reduced.

         While the terms of the Gas Purchase Agreement pricing mechanism remain in place and no balance exists in the Price Credit Account, when the market price for natural gas exceeds $1.94 price per MMBtu, the Trust receives only 50 percent of the excess of the market price over the $1.94 price per MMBtu. For production months in the fourth quarter of 2002, which are reported as Royalty Income in the first quarter 2003, the index price remained above the Minimum Purchase Price.

         The majority of the production attributable to the Trust is within Federal units. Unit participating areas are formed by pooling production from the participating area. Entitlement to the pooled production is based on each party's acreage in the participating area divided by the total participating acreage. Wells drilled outside the participating area may create an enlargement to the participating area and a revision of the Unit ownership entitlement. The Bureau of Land Management ("BLM") must approve Unit participating area expansions. The effective date for Unit expansions is retroactive to the date the well creating the expansion was tested. For fourth quarter 2002 natural gas production, retroactive adjustments were processed on two of the Federal Units. The first adjustment was related to the Federal Unit expansion of the San Juan 30-5 Unit. The second adjustment was not related to a Federal Unit expansion, rather it resulted from a payout adjustment on certain wells in the San Juan 32-9 Unit, whereby the working interest supporting the net profits interest of the Underlying Properties was reduced. The total impact of these adjustments was to reduce the natural gas attributable to the net profits interest of the Underlying Properties by approximately 500,000 MMbtu's and that of the Trust by approximately 300,000 MMbtu's (approximately $357,000). The revenues presented in the accompanying statements of distributable income are on an entitlement basis and reflect the most recent BLM participating area approvals at March 31, 2003 and 2002, respectively. There are pending or anticipated applications or approvals for additional participating area enlargements. WPC has advised the Trustee that it does not believe that final approval of these Unit participating area enlargements and the resulting retroactive adjustments, if any, will have a material impact on the revenues as presented in these financial statements.

         The Trustee has been advised by WPC that the Minerals Management Service ("MMS"), a subagency of the U.S. Department of the Interior, has from time to time considered the inclusion of the value of the Section 29 tax credits attributable to coal seam gas production in the calculation of gross proceeds for purposes of calculating the royalty that is payable to the MMS. On August 30, 1993, the U.S. Office of the Inspector General (the "OIG") issued an audit report stating that Section 29 tax credits should be included in the calculation of gross proceeds and recommending that the MMS pursue collection of additional royalties with respect to past and future production. On December 8, 1993, however, the Office of the Solicitor of the U.S. Department of the Interior gave its opinion to the MMS that the report of the OIG was incorrect and that Section 29 tax credits are not part of gross proceeds for the purpose of Federal royalty calculations. WPC believes that any such inclusion of the value of Section 29 tax credits for the purposes of calculating royalty payments required to be made on Federal and Indian lands would be inappropriate since all mineral interest owners, including royalty owners, are entitled to Section 29 tax credits for their proportionate share of qualifying coal seam gas production (to the extent that the Section 29 credit is available). WPC has advised the Trustee that it would vigorously oppose any attempt by the MMS to require the inclusion of the value of Section 29 tax credits in the calculation of gross proceeds. However, if such regulations were adopted and upheld, royalty payments would be increased, which would decrease NPI Net Proceeds and, therefore, the amounts payable to the Trust. The reduction in amounts payable to the Trust would cause a corresponding reduction in associated Section 29 tax credits available to Unitholders (to the extent the Section 29 credit is available).

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

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

         For the quarter ended March 31, 2003, royalty income received by the Trust amounted to $2,239,870 as compared to $2,055,073 received for the same quarter in 2002. The increase in royalty income is primarily due to higher natural gas prices. Production related to the royalty income received by the Trust in the first quarter of 2003 was 1,358,850 MMBtu as compared to 2,204,354

MMBtu for the same quarter in 2002. The decrease in production volume for prior year includes the 300,000 MMBtu effect of the Federal Unit expansion of the San Juan 30-5 Unit and a decrease in the working interests of certain wells supporting the net profits interest of the San Juan 32-9 Unit. In addition, the decrease results from the natural gas production decline from the depleting Royalty Interests. Interest income and general and administrative expenses for the quarter ended March 31, 2003 were comparable to the quarter ended March 31, 2002.

         Distributable income for the quarter ended March 31, 2003 was $1,977,187 or $.20 per Unit compared to $1,824,370 or $ .19 per Unit for the first quarter of 2002. This increase was the result of much higher natural gas prices. A distribution of $.211473 per Unit was made on March 1, 2003 to Unitholders of record on February 14, 2003.

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

         Royalty income received by the Trust in a given calendar quarter will generally reflect the sum of (i) proceeds from the sale of gas produced from the WI Properties during the preceding calendar quarter, plus (ii) cash received by Quatro Finale with respect to the Farmout Properties either (a) during the preceding calendar quarter or (b) if received in sufficient time to be paid to the Trust, in the month immediately following such calendar quarter. Accordingly, the royalty income included in distributable income for the quarter ended March 31, 2003 was based on production volumes and natural gas prices for the period October 2002 through December 2002, as shown in the table below. Due to delays associated with the receipt of income related to the Farmout Properties, the Trust's royalty income for the first quarter of 2003 reflects estimated production volumes from the Farmout Properties for the months of September 2002 through November 2002, as shown in the table below. The production volumes included in the table below are for production attributable to the net profits of the Underlying Properties, and not for production attributable to the Trust's Royalty Interests.

                                       Three Months             Three Months
                                           Ended                    Ended
                                     December 31, 2002        December 31, 2001
                                     -----------------        -----------------
Production (MMBtu)(1)
     WI Properties                      1,810,731 (2)           2,967,995 (4)
     Farmout Properties                   454,019 (3)             705,927 (5)

Blanco Hub Spot Price
     ($/MMBtu)(6)                     $      3.11             $      2.04
                                      -----------
Net Wellhead Price
     WI Properties ($/MMBtu)(6)       $      1.95             $      1.01
                                      -----------

----------

(1)      Million British Thermal Units.

(2)      Includes retroactive adjustments of (514,550) MMBtu. See "Item 1 --
         Note 6 of Notes to Financial Statements."

(3)      Reflects estimated volumes for September 2002 through November 2002.

(4)      Includes retroactive adjustments of 75,551 MMBtu.

(5)      Reflects estimated volumes for September 2001 through November 2001.

(6) Simple average of estimates for the months included in the period presented.


         Production from the WI Properties is generally sold by WPC to WPX Gas Resources pursuant to the Gas Purchase Contract that provides certain protections for WPC and Unitholders by providing that WPX Gas Resources will purchase gas from WPC at a minimum purchase price of $1.70 even when the applicable index price (which is equal to 97% of the Blanco Hub Spot Price) falls below $1.70 per MMBtu, provided that WPX Gas Resources is entitled to accrue price credits in the amount of any excess of the minimum price so paid over the applicable index price. When the applicable index price exceeds $1.70 per MMBtu WPX Gas Resources is entitled to recoup any price credits previously accrued. When the applicable index price is greater than $1.94 per MMBtu, the Gas Purchase Contract protects and benefits WPX Gas Resources by allowing it to purchase gas from WPC at a contract price equal to $1.94 per MMBtu plus only 50 percent of the difference between the applicable index price and $1.94 per MMBtu. The Gas Purchase Contract also provides that the price paid for gas by WPX Gas Resources is reduced by the amount of gathering, processing and certain other costs paid by WPX Gas Resources. See "Item 2 - The Royalty Interests - Gas Purchase Contract" in the 2002 Annual Report for detailed information about the Gas Purchase Contract and its impact on Trust income.

         The initial 5-year term of the pricing provision ("Primary Term") of the Gas Purchase Contract expired on December 31, 1997. Following the expiration of the Primary Term, the pricing provision will continue in effect for one or more consecutive additional one-year terms (each such term a "Contract Year") unless and until WPX Gas Resources exercises its annual option, exercisable 15 days prior to the end of each Contract Year, to discontinue purchasing gas from WPC under the pricing provision of the Gas Purchase Contract and instead purchase gas at a monthly price equal to the index price of 97 percent of the Blanco Hub Spot Price. WPX has not yet exercised this option and the pricing mechanism of the Primary Term therefore has been and will continue to remain in effect through at least December 31, 2003.

         For the quarter ended March 31, 2003, which is based on production volumes and natural gas prices for the three months ended December 31, 2002, the Blanco Hub Spot Price was above $2.00 per MMBtu and therefore the applicable index price under the Gas Purchase Contract, which is equal to 97% of the Blanco Hub Spot Price, was above $1.94 per MMBtu. In general, under the Gas Purchase Contract, the Trust only receives the benefit of 50 percent of any amount by which the applicable index price exceeds $1.94 per MMBtu. Consequently, pursuant to the terms of the Gas Purchase Contract, WPX Gas Resources paid Quatro Finale (as successor to WPC) an amount for gas purchased equal to $1.94 per MMBtu, less the costs paid by WPX Gas Resources to gather and process such gas and deliver it to specified delivery points plus 50 percent of the excess of the applicable index price over $1.94 per MMBtu. The Blanco Hub Spot Price remained above $2.00 per MMBtu in April 2003.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         The only assets of and sources of income to the Trust are the Royalty Interests, which generally entitle the Trust to receive a share of the net profits from natural gas production from the Underlying Properties. Consequently, the Trust's financial results can be significantly affected by fluctuations in natural gas prices and the Trust has commodity price risk exposure associated with the natural gas markets in the United States. The Royalty Interests do not entitle the Trust to control or influence the operation of the Underlying Properties or the sale of gas produced therefrom. Natural gas produced from the WI Properties, which comprises the majority of production attributable to the Royalty Interests, is currently sold by Quatro Finale pursuant to the terms of the Gas Purchase Contract. Although the Trust is not a party to the Gas Purchase Contract, the Gas Purchase Contract may significantly impact revenues to the Trust. Although the Gas Purchase Contract mitigates the risk to the Trust of low gas prices, it also limits the ability of the Trust to benefit from the effects of higher gas prices. See "Item 2 -- The Royalty Interests -- Gas Purchase Contract" in the 2002 Annual Report for detailed information about the Gas Purchase Contract and its impact on the Trust and Unitholders.

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

Item 4.  Controls and Procedures.

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

Item 6.  Exhibits and Reports on Form 8-K.

     (a) The exhibits listed below are filed as part of this report:

         Exhibit 15

               Letter regarding unaudited interim financial information dated May 13, 2003 from the independent accountant which acknowledges awareness of the use in registration statement of a report on unaudited interim financial information.


         Exhibit 99.1

               Certificate by Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated May 15, 2003 and submitted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section
               1350).

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


Date:  May 15, 2003

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



Date: May 15, 2003                  By: /s/ Ron Hooper
                                        ----------------------------------------
                                        Ron Hooper
                                        Senior Vice President and Administrator
                                        Bank of America, N.A.

                                INDEX TO EXHIBITS


Exhibit
  No.             Description
-------           -----------
  15              Letter regarding unaudited interim financial information dated
                  May 13, 2003, from the independent accountant which
                  acknowledges awareness of the use in registration statement of a report on unaudited interim financial information.

  99.1            Certificate by Bank of America, Trustee of Williams Coal Seam
                  Gas Royalty Trust., dated May 15, 2003 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
                  Section 1350).