Form 10-Q
period 2003-06-30
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 2003-08-14
CIK 895007

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2003

                                       or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [x]

         Number of units of beneficial interest outstanding at August 1, 2003:
9,700,000.

                         PART I - FINANCIAL INFORMATION

                         ITEM 1 -- FINANCIAL STATEMENTS

         The financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the "Trustee") of Williams Coal Seam Gas Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 Annual Report"). The December 31, 2002 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2003, the distributable income for the three-month and six-month periods ended June 30, 2003 and 2002, and the changes in trust corpus for the six-month periods ended June 30, 2003 and 2002, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

         The financial statements as of June 30, 2003, and for the three-month and six-month periods ended June 30, 2003 and 2002 included herein have been reviewed by Ernst & Young LLP, independent public accountants, as stated in their report appearing herein.

                     Independent Accountants' Review Report


The Trustee
Williams Coal Seam Gas Royalty Trust

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of June 30, 2003, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 2003 and 2002, and the condensed statements of changes in trust corpus for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Trustee.

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



Tulsa, Oklahoma
August 12, 2003

--------------------------------------------------------------------------------
WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (UNAUDITED)
--------------------------------------------------------------------------------


                                                       June 30,    December 31,
                                                         2003         2002
                                                    ------------   ------------
ASSETS

Current Assets -
        cash and cash equivalents                   $    110,391   $    115,051
Royalty interests in oil and gas properties (less
        accumulated amortization of $122,164,163
        at June 30, 2003 and $120,441,263 at
        December 31, 2002)                            16,402,500     18,125,400
                                                    ------------   ------------

TOTAL ASSETS                                        $ 16,512,891   $ 18,240,451
                                                    ============   ============


LIABILITIES AND TRUST CORPUS

Current Liabilities - trust expenses payable        $    110,747   $     75,403

Trust corpus - 9,700,000 units of beneficial
interest authorized and outstanding                   16,402,144     18,165,048
                                                    ------------   ------------

TOTAL LIABILITIES AND TRUST CORPUS                  $ 16,512,891   $ 18,240,451
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

--------------------------------------------------------------------------------
WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
--------------------------------------------------------------------------------


                                                   THREE MONTHS     THREE MONTHS
                                                      ENDED             ENDED
                                                  June 30, 2003    June 30, 2002
                                                  -------------    -------------
Royalty income                                    $   3,887,756    $   1,297,273

Interest income                                           3,102            1,215
                                                  -------------    -------------

                                                      3,890,858        1,298,488

General administrative expenses                        (185,912)        (185,940)
                                                  -------------    -------------

Distributable income                              $   3,704,946    $   1,112,548
                                                  =============    =============


Distributable income per unit (9,700,000 units)   $         .38    $         .11
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

--------------------------------------------------------------------------------
WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
--------------------------------------------------------------------------------


                                                    SIX MONTHS      SIX MONTHS
                                                      ENDED           ENDED
                                                  June 30, 2003    June 30, 2002
                                                  -------------    -------------
Royalty income                                    $   6,127,626    $   3,352,346

Interest income                                           4,526            2,888
                                                  -------------    -------------

                                                      6,132,152        3,355,234

General administrative expenses                        (450,019)        (418,315)
                                                  -------------    -------------

Distributable income                              $   5,682,133    $   2,936,919
                                                  =============    =============


Distributable income per unit (9,700,000 units)   $         .59    $         .30
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

--------------------------------------------------------------------------------
WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
--------------------------------------------------------------------------------


                                             SIX MONTHS       SIX MONTHS
                                               ENDED            ENDED
                                           June 30, 2003    June 30, 2002
                                           -------------    -------------
Trust corpus, beginning of period          $  18,165,048    $  22,544,752

Amortization of royalty interests             (1,722,900)      (2,039,147)

Distributable income                           5,682,133        2,936,919

Distributions to Unitholders                  (5,722,137)      (3,010,220)
                                           -------------    -------------

Trust corpus, end of period                $  16,402,144       20,432,304
                                           =============    =============


Distributions per unit (9,700,000 units)   $         .59    $         .31
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

         The Trust was formed to acquire and hold certain net profits interests (the "Royalty Interests") in proved natural gas properties located in the San Juan Basin of New Mexico and Colorado (the "Underlying Properties") owned at the time of the Trust's formation by WPC. The Trust was initially created effective as of December 1, 1992, with a $100 contribution by WPC. On January 21, 1993, the Royalty Interests were conveyed to the Trust by WPC pursuant to the Net Profits Conveyance (the "Conveyance") dated effective as of October 1, 1992, by and among WPC, Williams, the Trustee and the Delaware Trustee, in consideration for all the 9,700,000 authorized units of beneficial interest in the Trust ("Units"). WPC transferred its Units by dividend to its parent, Williams, which sold an aggregate of 5,980,000 Units to the public through various underwriters in January and February 1993 (the "Public Offering"). Subsequently, Williams sold to the public an additional 151,209 Units. During the second quarter of 1995 Williams transferred its remaining Units to Williams Holdings of Delaware, Inc. ("WHD"), a separate holding company for Williams' non-regulated businesses. Effective July 31, 1999, WHD was merged into Williams and by operation of the merger Williams assumed all assets, liabilities and obligations of WHD, including without limitation ownership of WHD's Units. Effective August 11, 2000, Williams sold its Units to Quatro Finale IV LLC, a Delaware limited liability company ("QFIV"), in a privately negotiated transaction. Williams has agreed to hold the transferred Units as Nominee for QFIV. Williams retained the voting rights and retained a "call" option on the transferred Units, and QFIV was granted a "put" option on the Units. On June 6, 2003, the Trust received notice of Williams' intent to exercise its "put" option to repurchase 2,408,791 Units in the Trust from QFIV. According to the notice, Williams exercised its "put" option on June 13, 2003.

         Substantially all of the production attributable to the Underlying Properties is from the Fruitland coal formation and constitutes "coal seam" gas that would entitle the owners of such production to tax credits pursuant to
Section 29 of the Internal Revenue Code of 1986, as amended (the "Code"), for coal seam gas produced and sold before 2003 (unless extended by Congress).

See Note 3 to these financial statements for further discussion of the extension of the Section 29 credit. Effective May 1, 1997, WPC transferred the Underlying Properties, subject to and burdened by the Royalty Interests, to Quatro Finale LLC, a non-affiliated Delaware limited liability company ("Quatro Finale"). Ownership of the Underlying Properties reverted back to WPC effective February 1, 2001, under the terms of the May 1, 1997 transaction. Pursuant to a Purchase and Sale Agreement dated March 14, 2001 (the "2001 Transaction Agreement"), and effective March 1, 2001, WPC sold the Underlying Properties subject to and burdened by the Royalty Interests to Quatro Finale V LLC, a non-affiliated Delaware limited liability company. On June 3, 2003, the Trust received notice from WPC of its exercise of the right to repurchase interests in the Underlying Properties from Quatro Finale V LLC pursuant to the 2001 Transaction Agreement. According to the notice, the acquisition of the Underlying Properties closed
May 8, 2003, upon WPC's execution of the Assignment and Bill of Sale and the transaction has an effective date of January 1, 2003.

         As used in this Report, the term "Quatro Finale" generally refers to either of Quatro Finale LLC or Quatro Finale V LLC that at the time in question was or is the owner of the Underlying Properties. Consequently, unless otherwise dictated by context, "Quatro Finale" generally means (a) with respect to the period May 1, 1997 until February 1, 2001, Quatro Finale LLC (which entity acquired and owned the Underlying Properties effective from May 1, 1997 until February 1, 2001), and (b) with respect to the period from March 1, 2001 to January 1, 2003, Quatro Finale V LLC (which entity acquired and has owned the Underlying Properties effective and since March 1, 2001).

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

         The only assets of the Trust, other than cash and cash equivalents being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Royalty Interests. The Royalty Interests consist primarily of a net profits interest (the "NPI") in the Underlying Properties. The NPI generally entitles the Trust to receive 60 percent of the NPI Net Proceeds, as defined below, attributable to (i) gas produced and sold from Quatro Finale's net revenue interests (working interests less lease burdens) in the properties in which Quatro

Finale has a working interest (the "WI Properties") and (ii) the revenue stream received by Quatro Finale attributable to its 35 percent net profits interest in 5,348 gross acres in La Plata County, Colorado (the "Farmout Properties"). The Royalty Interests also include a 20 percent interest in Quatro Finale's Infill Net Proceeds, as defined below, from the sale of production if well spacing rules are effectively modified and additional wells are drilled on producing drilling blocks on the WI Properties (the "Infill Wells") during the term of the Trust. To date, eight infill wells have been drilled. The current status of the Infill Wells reflects the Infill Net Profits Costs exceeding the Infill Net Profit Gross Proceeds. The Trust will not be liable for such excess costs and such excess costs will here after constitute Excess Infill Net Profit costs until recovered by Quantro or WPC. "NPI Net Proceeds" consists generally of the revenue stream received by Quatro Finale from its 35 percent net profits interest in the Farmout Properties, plus the aggregate proceeds attributable to Quatro Finale's net revenue interest, based on the price paid at or in the vicinity of the wellhead (the "Wellhead"), of gas produced from the WI Properties, less Quatro Finale's share of certain taxes and costs. "Infill Net Proceeds" consists generally of the aggregate proceeds, based on the price at the Wellhead, of gas produced from Quatro Finale's net revenue interest in any Infill Wells less certain taxes and costs. The complete definitions of NPI Net Proceeds and Infill Net Proceeds are set forth in the Conveyance.

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

         Loss contingencies are recognized in the period in which amounts are paid by the Trust.

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

         Production from the coal seam gas wells drilled after December 31, 1979 and prior to January 1, 1993, qualified for the Federal income tax credit for producing nonconventional fuels under Section 29 of the Code. This tax credit is calculated annually based on each year's qualified production through the year 2002. Williams provides the Trustee with Section 29 credit information related to the Underlying Properties. Coal seam gas produced and sold after December 31, 2002, will no longer generate a Section 29 credit unless the applicability of the Section 29 credit is extended by Congress. Legislation currently is proposed to extend the Section 29 credit. Most of the proposed bills would apply only prospectively. Moreover, a bill that has passed the Senate as of the date of this filing would extend the Section 29 credit only for qualified fuels produced from a well or facility that was drilled or placed in service after the effective date of the legislation. Therefore, the extension of the Section 29 credit may not apply to coal seam gas attributable to the Underlying Properties and, of course, there can be no assurance that any legislation will be passed.

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

         It is unclear at this time whether Unitholders will be entitled to the
Section 29 credit on distributions received in the first quarter of 2003 that are attributable to coal seam gas produced and sold in the fourth quarter of 2002. The estimated Section 29 credit, if allowed on such distributions, equals $0.20 per Unit. The Trustee is seeking a private letter ruling from the Internal Revenue Service on this issue.

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

         The Trustee distributes the Quarterly Distribution Amount within 60 days after the end of each calendar quarter to each person who was a Unitholder of record on the associated record (i.e. the 45th day following the end of each calendar quarter or if such day is not a business day, the next business day thereafter), together with interest estimated to be earned on such amount from the date of receipt thereof by the Trustee to the payment date.

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

5.       SUBSEQUENT EVENTS

         Subsequent to June 30, 2003, the Trust declared the following distribution:

                      Quarterly
                      Record             Payment            Distribution
                      Date               Date               per Unit
                      ---------          -------            ------------
                      August 14, 2003    August 29, 2003    $.415848

         The distribution per unit increased from $.378438 in the second quarter of 2003 to .415848 in the third quarter of 2003. The increase in distributions was mainly due to an increase in natural gas prices compared to the previous quarter.

6.       CONTINGENCIES

         WPX Gas Resources Company ("WPX Gas Resources," as successor in interest to Williams Gas Marketing Company), purchases natural gas produced from the WI Properties (except for certain small volumes) at the Wellhead under the terms of a gas purchase contract dated October 1, 1992, as amended (the "Gas Purchase Contract"). The Gas Purchase Contract provides for a pricing mechanism during an initial 5 year period, which expired on December 31, 1997, and continuing for one or more consecutive additional one-year terms unless and until

WPX Gas Resources exercises its annual option, exercisable 15 days prior to the end of each contract year, to discontinue purchasing gas under the pricing mechanism of the Gas Purchase Contract and instead purchase gas at a monthly market base price. WPX Gas Resources has not exercised this option and therefore the pricing mechanism will continue to remain in effect through at least December 31, 2003.

         Under the pricing mechanism of the Gas Purchase Contract, when the market price is less than $1.70 per MMBtu (the "Minimum Purchase Price"), the Trust will be paid the Minimum Purchase Price for the gas and an account (the "Price Credit Account") will be maintained to identify the accrued and unrecouped amount of payments made to the Trust in excess of the market price. Any amounts in the Price Credit Account are subject to future recoupment when the market price exceeds the Minimum Purchase Price. As of June 30, 2003, there were no remaining unrecouped price credits in the Price Credit Account. To the extent there may in the future be a balance in the Price Credit Account, the entitlement to recoup price credits means that if and when the index price is above the Minimum Purchase Price, future royalty income paid to the Trust would be reduced until such time as such Price Credit Account is once again reduced to zero. Corresponding cash distributions to Unitholders would also be reduced.

         While the terms of the Gas Purchase Agreement pricing mechanism remain in place and no balance exists in the Price Credit Account, when the market price for natural gas exceeds $1.94 price per MMBtu, the Trust receives only 50 percent of the excess of the market price over the $1.94 price per MMBtu. For production months in the first quarter of 2003, which are reported as Royalty Income in second quarter 2003, the index price remained above the Minimum Purchase Price.

         The majority of the production attributable to the Trust is within Federal units. Unit participating areas are formed by pooling production from the participating area. Entitlement to the pooled production is based on each party's acreage in the participating area divided by the total participating acreage. Wells drilled outside the participating area may create an enlargement to the participating area and a revision of the Unit ownership entitlement. The Bureau of Land Management ("BLM") must approve Unit participating area expansions. The effective date for Unit expansions is retroactive to the date the well creating the expansion was tested. For fourth quarter 2002 natural gas production, retroactive adjustments were processed on two of the Federal Units. The first adjustment was related to the Federal Unit expansion of the San Juan 30-5 Unit. The second adjustment was not related to a Federal Unit expansion, rather it resulted from a payout adjustment on certain wells in the San Juan 32-9 Unit, whereby the working interest supporting the NPI of the Underlying Properties was reduced. The total impact of these adjustments was to reduce the natural gas attributable to the NPI of the Underlying Properties by approximately 500,000 MMbtu's and that of the Trust by approximately 300,000 MMbtu's (approximately $357,000). The revenues presented in the accompanying statements of distributable income are on an entitlement basis and reflect the most recent BLM participating area approvals at March 31, 2003 and 2002, respectively. There are pending or anticipated applications or approvals for additional participating area enlargements. WPC has advised the Trustee that it does not believe that final approval of these Unit participating area enlargements and the resulting retroactive adjustments, if any, will have a material impact on the revenues as presented in these financial statements.

         The Trustee has been advised by WPC that the Minerals Management Service ("MMS"), a subagency of the U.S. Department of the Interior, has from time to time considered the inclusion of the value of the Section 29 tax credits attributable to coal seam gas production in the calculation of gross proceeds for purposes of calculating the royalty that is payable to the MMS. On August 30, 1993, the U.S. Office of the Inspector General (the "OIG") issued an audit report stating that Section 29 tax credits should be included in the calculation of gross proceeds and recommending that the MMS pursue collection of additional royalties with respect to past and future production. On December 8, 1993, however, the Office of the Solicitor of the U.S. Department of the Interior gave its opinion to the MMS that the report of the OIG was incorrect and that Section 29 tax credits are not part of gross proceeds for the purpose of Federal royalty calculations. WPC believes that any such inclusion of the value of Section 29 tax credits for the purposes of calculating royalty payments required to be made on Federal and Indian lands would be inappropriate since all mineral interest owners, including royalty owners, are entitled to Section 29 tax credits for their proportionate share of qualifying coal seam gas production (to the extent that the Section 29 credit is available as discussed in Note 3 to these financial statements). WPC has advised the Trustee that it would vigorously oppose any attempt by the MMS to require the inclusion of the value of Section 29 tax credits in the calculation of gross proceeds. However, if such regulations were adopted and upheld, royalty payments to the Federal government would be increased which would decrease NPI Net Proceeds and, therefore, the amounts payable to the Trust. The reduction in amounts payable to the Trust would cause a corresponding reduction in associated Section 29 tax credits available to Unitholders (to the extent that the Section 29 credit is available as discussed in Note 3 to these financial statements).

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

Three Months and Six Months Ended June 30, 2003 Compared to Three Months and Six Months Ended June 30, 2002.

         For the quarter ended June 30, 2003, royalty income received by the Trust amounted to $3,881,756 as compared to $1,297,273 received for the same quarter in 2002. The increase in royalty income is due to significantly higher natural gas prices and an increase in gas volumes in 2003 than in 2002. Production related to the royalty income received by the Trust in the second quarter of 2003 was 1,661,116 MMBtu as compared to 1,379,522 MMBtu for the same quarter in 2002. Royalty income for the six months ended June 30, 2003 was $6,127,626 as compared to $3,352,346 for the same period in 2002. Production related to the royalty income received by the Trust for the six months ended June 30, 2003 was 3,020,017 MMBtu as compared to 3,583,876 MMBtu for the six months ended June 30, 2002. The decrease in production volume from prior year includes the first quarter 2003 300,000 MMBtu effect of the Federal Unit expansion of the San Juan 30-5 Unit and a decrease in the working interests of certain wells supporting the net profits interest of the San Juan 32-9 Unit, as discussed in Note 6 of the financial statements. The decrease in production volume was offset by significantly higher natural gas prices compared to the previous year, resulting in higher royalty income for the six months ended June 30, 2003. Interest income and general and administrative expenses for the three month and six month periods ended June 30, 2003 were comparable to prior year.

         Distributable income for the quarter ended June 30, 2003 was $3,706,946 or $.38 per Unit, compared to $1,112,548, or $.11 per Unit, for the second quarter of 2002. This increase was the result of significantly higher natural gas prices in 2003 than in 2002. A distribution of $.378438 per Unit was made on May 30, 2003 to Unitholders of record on May 15, 2003. Distributable income for the six months ended June 30, 2003 was $5,682,133 as compared to $2,936,919 for the same period in 2002. This increase was the result of significantly higher natural gas prices in 2003 than in 2002.

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

         Royalty income received by the Trust in a given calendar quarter will generally reflect the sum of (i) proceeds from the sale of gas produced from the WI Properties during the preceding calendar quarter, plus (ii) cash received by Quatro Finale or WPC with respect to the Farmout Properties either (a) during the preceding calendar quarter or (b) if received in sufficient time to be paid to the Trust, in the month immediately following such calendar quarter. Accordingly, the royalty income included in distributable income for the quarter ended June 30, 2003, was based on production volumes and natural gas prices for the period January 2003 through March 2003, as shown in the table below. Due to delays associated with the receipt of income related to the Farmout Properties, the Trust's royalty income for the second quarter of 2003 reflects estimated production volumes from the Farmout Properties for the months of December 2002 through February 2003, as shown in the table below. The production volumes included in the table below are for production attributable to net profits of the Underlying Properties, and not for production attributable to the Trust's Royalty Interests.

                                                   Three Months      Three Months
                                                   Ended             Ended
                                                   March 31, 2003    March 31, 2002
                                                   --------------    --------------
Production (MMBtu)(1)
         WI Properties                               4,646,799(2)      4,683,326(4)
         Farmout Properties                            679,376(3)        596,630(5)

Blanco Hub Spot Price ($/MMBtu)(6)                 $      4.98       $      2.12
Net Wellhead Price WI Properties ($/MMBtu)(6)      $      2.38       $       .91

---------
(1)      Million British Thermal Units.
(2)      Includes retroactive adjustments of 18,511 MMBtu.
(3)      Reflects estimated volumes for December 2002 through February 2003.
(4)      Includes retroactive adjustments of 84,539 MMBtu.
(5)      Reflects estimated volumes for December 2001 through February 2002.
(6) Simple average of estimates for the months included in the period presented.

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

         For the six months ended June 30, 2003, which is based on production volumes and natural gas prices for the six months ended March 31, 2003, the Blanco Hub Spot Price was above $2.00 per MMBtu and therefore the applicable index price under the Gas Purchase Contract, which is equal to 97% of the Blanco Hub Spot Price, was above $1.94 per MMBtu through such periods. In general, under the Gas Purchase Contract, the Trust only receives the benefit of 50 percent of any amount by which the applicable index price exceeds $1.94 per MMBtu. Consequently, pursuant to the terms of the Gas Purchase Contract, WPX Gas Resources paid Quatro Finale (as successor to WPC) an amount for gas purchased equal to $1.94 per MMBtu, less the costs paid by WPX Gas Resources to gather and process such gas and deliver it to specified delivery points plus 50 percent of the excess of the applicable index price over $1.94 per MMBtu. The Blanco Hub Spot Price remained above $2.00 per MMBtu in July 2003.

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

         The Trust is a passive entity and other than the Trust's ability to periodically borrow money as necessary to pay expenses, liabilities and obligations of the Trust that cannot be paid out of cash held by the Trust, the Trust is prohibited from engaging in borrowing transactions. The amount of any such borrowings is unlikely to be material to the Trust. The Trust periodically holds short-term investments acquired with funds held by the Trust pending distribution to Unitholders and funds held in reserve for the payment of Trust expenses and liabilities. Because of the short-term nature of these borrowings and investments and certain limitations upon the types of such investments which may be held by the Trust, the Trustee believes that the Trust is not subject to any material interest rate risk. The Trust does not engage in transactions in foreign currencies which could expose the Trust or Unitholders to any foreign currency related market risk.


Item 4.  Controls and Procedures.

         As of the end of the period covered by this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15. Based upon that evaluation, the Trustee concluded that the Trust's disclosure controls and procedures are effective in timely alerting the Trustee to material information relating to the Trust required to be included in the Trust's periodic filings with the Securities and Exchange Commission. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by WPC. There has not been any change in the Trust's internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.


PART II - OTHER INFORMATION

Items 1 through 5.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      The exhibits listed below are filed as part of this report:

EXHIBIT
NUMBER                                  EXHIBIT
-------                                 -------
15   --  Letter regarding unaudited interim financial information dated August
         12, 2003, from the independent accountant which acknowledges awareness of the use in registration statement of a report on unaudited interim financial information.

EXHIBIT
NUMBER                                  EXHIBIT
-------                                 -------
31.1  -- Certification by Ron E. Hooper, Senior Vice President and Administrator
         of Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust,
         dated August 14, 2003, and submitted pursuant to Rule
         13a-15(e)/15d-15(e) and pursuant to Section 302 of the Sarbanes-Oxley
         Act of 2002.

32.1  -- Certificate by Bank of America, Trustee of Williams Coal Seam Gas
         Royalty Trust, dated August 14, 2003, and submitted pursuant to Section
         906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

         (b)      Reports on Form 8-K.

         On August 8, 2003, the Company filed a report on Form 8-K indicating that the Company issued a press release announcing its quarterly cash distribution to unitholders of record on August 15, 2003.

         On June 12, 2003, the Company filed a report on Form 8-K indicating that the Trust received notice from Williams of Williams' intent to exercise of a call option to repurchase 2,408,791 units of beneficial interest in the Registrant from QFIV.

         On June 10, 2003, the Company filed a report on Form 8-K indicating that the Trust has received notice from WPC of WPC's exercise of its right to repurchase interests in the Underlying Properties from Quatro Finale V LLC pursuant to the 2001 Transaction Agreement.

         On May 21, 2003, the Company filed a report on Form 8-K indicating that the Company issued a press release announcing its quarterly cash distribution to unitholders of record on May 15, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            WILLIAMS COAL SEAM GAS ROYALTY TRUST

                                            By:  BANK OF AMERICA, N.A., Trustee

                                                 By: /s/ Ron E. Hooper
                                                     ---------------------------
                                                     Ron E. Hooper
                                                     Senior Vice President and
                                                     Administrator


               (The Trust has no directors or executive officers.)


Date: August 14, 2003

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                                  EXHIBIT
-------                                 -------
15    -- Letter regarding unaudited interim financial information dated August
         12, 2003, from the independent accountant which acknowledges awareness of the use in registration statement of a report on unaudited interim financial information.

31.1 -- Certification by Ron E. Hooper, Senior Vice President and Administrator of Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated August 14, 2003 and submitted pursuant to Rule
         13a-15(e)/15d-15(e) and pursuant to Section 302 of the Sarbanes-Oxley
         Act of 2002.

32.1  -- Certificate by Bank of America, Trustee of Williams Coal Seam Gas
         Royalty Trust, dated August 14, 2003 and submitted pursuant to Section
         906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).