Form 10-Q
period 2003-09-30
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 2003-11-13
CIK 895007

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2003


                                       or

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                   For the transition period from ____ to ____

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

                                 (214) 209-2400
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                              ---    ---

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act). Yes.    No x
                                                    ---   ---

         Number of units of beneficial interest outstanding at November 1, 2003:
9,700,000

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.

         The financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the "Trustee") of Williams Coal Seam Gas Royalty Trust (the "Trust"), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust's Annual Report on Form 10-K for the year ended December 31, 2002 (the "2002 Annual Report"). The December 31, 2002 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2003, the distributable income for the three-month and nine-month periods ended September 30, 2003 and 2002, and the changes in trust corpus for the nine-month periods ended September 30, 2003 and 2002, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

         The financial statements as of September 30, 2003, and for the three-month and nine-month periods ended September 30, 2003 and 2002 included herein have been reviewed by Ernst & Young LLP, independent public accountants, as stated in their report appearing herein.

                     Independent Accountants' Review Report


The Trustee of Williams Coal Seam Gas Royalty Trust


We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of September 30, 2003, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 2003 and 2002, and the condensed statements of changes in trust corpus for the nine month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Trustee.

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

                                                               Ernst & Young LLP


Tulsa, Oklahoma
November 10, 2003

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (UNAUDITED)
--------------------------------------------------------------------------------

                                                     September 30,   December 31,
                                                          2003           2002
                                                     -------------   ------------
ASSETS

Current Assets - cash and cash equivalents           $      90,621   $    115,051

Royalty interests in oil and gas properties
      (less accumulated amortization
      of $123,195,801 at
      September 30, 2003 and
      $120,441,263 at December 31, 2002)                15,370,862     18,125,400
                                                     -------------   ------------

TOTAL ASSETS                                         $  15,461,483   $ 18,240,451
                                                     =============   ============


LIABILITIES AND TRUST CORPUS

Current Liabilities -trust expenses payable          $      96,630   $     75,403

Trust corpus -9,700,000 units of
      beneficial interest authorized
      and outstanding                                   15,364,853     18,165,048
                                                     -------------   ------------

TOTAL LIABILITIES
      AND TRUST CORPUS                               $  15,461,483   $ 18,240,451
                                                     =============   ============


The accompanying notes are an integral part of these financial statements. See accountants' review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
--------------------------------------------------------------------------------

                                                     THREE MONTHS           THREE MONTHS
                                                        ENDED                   ENDED
                                                  September 30, 2003      September 30, 2002
                                                  ------------------      ------------------
Royalty income                                    $        4,191,222      $        2,341,940
Interest income                                                2,508                   2,042
                                                  ------------------      ------------------
                                                           4,193,730               2,343,982

General and administrative
      expenses                                              (165,658)               (118,154)
                                                  ------------------      ------------------
Distributable income                              $        4,028,072      $        2,225,828
                                                  ==================      ==================

Distributable income per unit
      (9,700,000 units)                           $              .42      $              .23
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

--------------------------------------------------------------------------------

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)
--------------------------------------------------------------------------------

                                                      NINE MONTHS            NINE MONTHS
                                                         ENDED                  ENDED
                                                  September 30, 2003      September 30, 2002
                                                  ------------------      ------------------
Royalty income                                    $       10,318,848      $        5,694,286
Interest income                                                7,034                   4,930
                                                  ------------------      ------------------
                                                          10,325,882               5,699,216

General and administrative
    expenses                                                (615,677)               (536,469)
                                                  ------------------      ------------------
Distributable income                              $        9,710,205      $        5,162,747
                                                  ==================      ==================

Distributable income per unit
    (9,700,000 units)                             $             1.00      $              .53
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


--------------------------------------------------------------------------------

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)
--------------------------------------------------------------------------------

                                                      NINE MONTHS            NINE MONTHS
                                                         ENDED                  ENDED
                                                  September 30, 2003      September 30, 2002
                                                  ------------------      ------------------
Trust corpus, beginning of period                 $       18,165,048      $       22,544,752

Amortization of royalty interests                         (2,754,538)             (3,062,968)

Distributable income                                       9,710,205               5,162,747
Distributions to unitholders                              (9,755,862)             (5,154,201)
                                                  ------------------      ------------------
Trust corpus, end of period                       $       15,364,853      $       19,490,330
                                                  ==================      ==================

Distributions per unit
   (9,700,000 units)                              $             1.01      $              .53
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

         The Trust was formed to acquire and hold certain net profits interests (the "Royalty Interests") in proved natural gas properties located in the San Juan Basin of New Mexico and Colorado (the "Underlying Properties") owned at the time of the Trust's formation by WPC. The Trust was initially created effective as of December 1, 1992, with a $100 contribution by WPC. On January 21, 1993, the Royalty Interests were conveyed to the Trust by WPC pursuant to the Net Profits Conveyance (the "Conveyance") dated effective as of October 1, 1992, by and among WPC, Williams, the Trustee and the Delaware Trustee, in consideration for all the 9,700,000 authorized units of beneficial interest in the Trust ("Units"). WPC transferred its Units by dividend to its parent, Williams, which sold an aggregate of 5,980,000 Units to the public through various underwriters in January and February 1993 (the "Public Offering"). Subsequently, Williams sold to the public an additional 151,209 Units. During the second quarter of 1995, Williams transferred its remaining Units to Williams Holdings of Delaware, Inc. ("WHD"), a separate holding company for Williams' non-regulated businesses. Effective July 31, 1999, WHD was merged into Williams and by operation of the merger Williams assumed all assets, liabilities and obligations of WHD, including without limitation ownership of WHD's Units. Effective August 11, 2000, Williams sold its Units to Quatro Finale IV LLC, a Delaware limited liability company ("QFIV"), in a privately negotiated transaction. Williams has agreed to hold the transferred Units as Nominee for QFIV. Williams retained the voting rights and retained a "call" option on the transferred Units, and QFIV was granted a "put" option on the Units. On June 6, 2003, the Trust received notice of Williams' intent to exercise its "put" option to repurchase 2,408,791 Units in the Trust from QFIV. According to the notice, Williams exercised its "put" option on June 13, 2003.

         Substantially all of the production attributable to the Underlying Properties is from the Fruitland coal formation and constitutes "coal seam" gas that would entitle the owners of such production to tax credits pursuant to
Section 29 of the Internal Revenue Code of 1986, as amended (the "Code"), if (i) Congress extends the Section 29 credit past 2002, (ii) such extension applies to coal seam gas production attributable to the Underlying Properties, and (iii) certain other requirements are satisfied. See Note 3 to these financial statements for further discussion of the extension of the Section 29 credit.

         Effective May 1, 1997, WPC transferred the Underlying Properties, subject to and burdened by the Royalty Interests, to Quatro Finale LLC, a non-affiliated Delaware limited liability company ("Quatro Finale"). Ownership of the Underlying Properties reverted back to WPC effective February 1, 2001, under the terms of the May 1, 1997 transaction. Pursuant to a Purchase and Sale Agreement dated March 14, 2001 (the "2001 Transaction Agreement"), and effective March 1, 2001, WPC sold the Underlying Properties subject to and burdened by the Royalty Interests to Quatro Finale V LLC, a non-affiliated Delaware limited liability company. On June 3, 2003, the Trust received notice from WPC of its exercise of the right to repurchase interests in the Underlying Properties from Quatro Finale V LLC pursuant to the 2001 Transaction Agreement. According to the notice, the acquisition of the Underlying Properties closed May 8, 2003, upon WPC's execution of the Assignment and Bill of Sale, and the transaction has an effective date of January 1, 2003.

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

         The Trust will terminate no later than December 31, 2012, subject to earlier termination under certain circumstances described in the Trust Agreement (the "Termination Date") and summarized in the 2002 Annual Report under "Item 1 Business-Description of the Trust-Termination and Liquidation of the Trust." Cancellation of the Trust will occur on or following the Termination Date when all Trust assets have been sold and the net proceeds therefrom distributed to Unitholders.

         The only assets of the Trust, other than cash and cash equivalents being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Royalty Interests. The Royalty Interests consist primarily of a net profits interest (the "NPI") in the Underlying Properties. The NPI generally entitles the Trust to receive 60 percent of the NPI Net Proceeds, as defined below, attributable to (i) gas produced and sold from WPC's net revenue interests (working interests less lease burdens) in the properties in which WPC has a working interest (the "WI Properties") and (ii) the revenue stream received by WPC attributable to its 35 percent NPI in 5,348 gross acres in La Plata County, Colorado (the "Farmout Properties"). The Royalty Interests also include a 20 percent interest in WPC's Infill Net Proceeds, as defined below, from the sale of production if well spacing rules are effectively modified and additional wells are drilled on producing drilling blocks on the WI Properties (the "Infill Wells") during the term of the Trust. To date, forty-three Infill Wells have been drilled and twenty-one producing. The current status of the Infill Wells reflects the Infill Net Profit Costs exceeding the Infill Net Profit Gross Proceeds. The Trust will not be liable for such excess costs, and such excess costs will hereafter constitute Excess Infill Net Profit Costs until recovered by WPC. "NPI Net Proceeds" consists generally of the revenue stream received by WPC from its 35 percent net profits interest in the Farmout Properties, plus the aggregate proceeds attributable to WPC's net revenue interest, based on the price paid at or in the vicinity of the wellhead (the "Wellhead"), of gas produced from the WI Properties, less WPC's share of certain taxes and costs. "Infill Net Proceeds" consists generally of the aggregate proceeds, based on the price at the Wellhead, of gas produced from WPC's net revenue interest in any Infill Wells less certain taxes and costs. The complete definitions of NPI Net Proceeds and Infill Net Proceeds are set forth in the Conveyance.

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

         Production from the coal seam gas wells drilled after December 31, 1979 and prior to January 1, 1993, qualified for the Federal income tax credit for producing nonconventional fuels under Section 29 of the Code. This tax credit was calculated annually based on each year's qualified production through the year 2002. Williams provides the Trustee with Section 29 credit information related to the Underlying Properties. Coal seam gas produced and sold after December 31, 2002, no longer generates a Section 29 credit unless the applicability of the Section 29 credit is extended by Congress. Legislation currently is proposed to extend the Section 29 credit. Most of the proposed bills would apply only prospectively. Moreover, a bill that is in conference as of the date of this filing extends the Section 29 credit only for qualified fuels produced from a well or facility that was drilled or placed in service after the effective date of the legislation. Therefore, any extension of the Section 29 credit appears at this time unlikely to apply to coal seam gas attributable to the Underlying Properties.

         The Section 29 credit was based on the Unitholder's pro rata share of qualifying production. It can be used only to the extent that a Unitholder's regular tax liability exceeds the Unitholder's tentative minimum tax liability after the regular tax liability has been reduced by the foreign tax credit and certain nonrefundable personal credits. Any part of the Section 29 credit not allowed for the tax year solely because of this alternative minimum tax limitation was subject to certain carryover provisions relating to the alternative minimum tax calculation. Except for the foregoing, there are no Code provisions that allow for the carryback or carryforward of Section 29 credits in any other circumstances. As the carryforward of unused Section 29 credits is related to the alternative minimum tax calculation for succeeding years, carryforwards should be allowed even if the Section 29 credit is not extended after 2002.

         It is unclear at this time whether Unitholders will be entitled to the
Section 29 credit on distributions received in the first quarter of 2003 that were attributable to coal seam gas produced and sold in the fourth quarter of 2002. The estimated Section 29 credit, if allowed on such distributions, equals $0.20 per Unit. The Trustee is seeking a private letter ruling from the Internal Revenue Service (the "IRS") on this issue.

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

5. SUBSEQUENT EVENTS

         Subsequent to September 30, 2003, the Trust declared the following distribution:

                 Quarterly
                  Record                Payment           Distribution
                   Date                   Date              per Unit
                 ---------              --------          ------------
             November 14, 2003     November 28, 2003        $.441042

         The distribution per unit increased from $.415848 attributable to the second quarter of 2003 and paid in the third quarter of 2003 to $.441042 attributable to the third quarter of 2003 and paid in the fourth quarter of 2003. The increase in distributions was mainly due to an increase in natural gas prices compared to the previous quarter.

6. CONTINGENCIES

         WPX Gas Resources Company ("WPX Gas Resources," as successor in interest to Williams Gas Marketing Company), purchases natural gas produced from the WI Properties (except for certain small volumes) at the Wellhead under the terms of a gas purchase contract dated October 1, 1992, as amended (the "Gas Purchase Contract"). The Gas Purchase Contract provides for a pricing mechanism during an initial 5 year period, which expired on December 31, 1997, and continuing for one or more consecutive additional 1 year terms unless and until WPX Gas Resources exercises its annual option, exercisable 15 days prior to the end of each contract year, to discontinue purchasing gas under the pricing mechanism of the Gas Purchase Contract and instead purchase gas at a monthly market base price. WPX Gas Resources has not exercised this option and therefore the pricing mechanism will continue to remain in effect through at least December 31, 2003.

         Under the pricing mechanism of the Gas Purchase Contract, when the market price is less than $1.70 per MMBtu (the "Minimum Purchase Price"), the Trust will be paid the Minimum Purchase Price for the gas and an account (the "Price Credit Account") will be maintained to identify the accrued and unrecouped amount of payments made to the Trust in excess of the market price. Any amounts in the Price Credit Account are subject to future recoupment when the market price exceeds the Minimum Purchase Price. As of September 30, 2003, there were no remaining unrecouped price credits in the Price Credit Account. To the extent there may in the future be a balance in the Price Credit Account, the entitlement to recoup price credits means that if and when the index price is above the Minimum Purchase Price, future royalty income paid to the Trust would be reduced until such time as such Price Credit Account is once again reduced to zero. Corresponding cash distributions to Unitholders would also be reduced.

         While the terms of the Gas Purchase Agreement pricing mechanism remain in place and no balance exists in the Price Credit Account, when the market price for natural gas exceeds $1.94 price per MMBtu, the Trust receives only 50 percent of the excess of the market price over the $1.94 price per MMBtu. For production months in the second quarter of 2003, which are reported as Royalty Income in the third quarter 2003, the index price remained above the Minimum Purchase Price.

         The majority of the production attributable to the Trust is within Federal units. Unit participating areas are formed by pooling production from the participating area. Entitlement to the pooled production is based on each party's acreage in the participating area divided by the total participating acreage. Wells drilled outside the participating area may create an enlargement to the participating area and a revision of the Unit ownership entitlement. The Bureau of Land Management ("BLM") must approve Unit participating area expansions. The effective date for Unit expansions is retroactive to the date the well creating the expansion was tested. For fourth quarter 2002 natural gas production, retroactive adjustments were processed on two of the Federal Units. The first adjustment was related to the Federal Unit expansion of the San Juan 30-5 Unit. The second adjustment was not related to a Federal Unit expansion, rather it resulted from a payout adjustment on certain wells in the San Juan 32-9 Unit, whereby the working interest supporting the NPI of the Underlying Properties was reduced. The total impact of these adjustments was to reduce the natural gas attributable to the NPI of the Underlying Properties by approximately 500,000 MMbtu's and that of the Trust by approximately 300,000 MMbtu's (representing a retroactive adjustment based on actual prices in effect during the production period of approximately $357,000). The revenues presented in the accompanying statements of distributable income are on an entitlement basis and reflect the most recent BLM participating area approvals at June 30, 2003 and 2002, respectively. There are pending or anticipated applications or approvals for additional participating area enlargements. WPC has advised the Trustee that it does not believe that final approval of these Unit participating area enlargements and the resulting retroactive adjustments, if any, will have a material impact on the revenues as presented in these financial statements.

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

         On January 5, 2001, the State of New Mexico, acting under authority of the MMS, presented WPC with an Audit Issue Letter for the alleged underpayment of royalties in the amount of $948,501, on gas produced from the Underlying Properties due to federal royalty owners during the time period from January 1992 through December 1996. MMS regulations permit a lessee to deduct from its gross proceeds its reasonable actual cost of transportation and processing to transport the gas from the lease to the point of sale in calculating the market value of its production. The State of New Mexico claims that certain costs of removing and transporting carbon dioxide gas are not deductible. On March 22, 2001, WPC responded to the Audit Issue Letter and contested the State of New Mexico's claim for additional royalties as being contrary to law. In early November 2001, WPC received from the MMS an order to Report and Pay Additional Royalties and Perform Restructured Accounting on subsequent periods. The order was dated October 30, 2001. The order requires WPC to (1) pay additional royalties of $943,964 on production related to the audit period of January 1, 1992 through December 31, 1996; (2) pay an estimated incremental royalty amount of $991,549 for production covering January 1, 1997 through March 31, 2001; and
(3) perform a restructured accounting and pay any additional royalties for months after March 2001. On January 30, 2002, WPC filed its Statement of Reasons in support of its earlier appeal of the audit issue letter. While WPC has informed the Trustee that it believes that its past computations have been appropriately stated, applying the MMS methodology asserted by the State of New Mexico could potentially result in negative adjustments to amounts previously paid to the Trust of approximately $3,000,000.

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

Three Months and Nine Months Ended September 30, 2003 Compared to Three Months and Nine Months Ended September 30, 2002

         For the quarter ended September 30, 2003, royalty income received by the Trust amounted to $4,191,222 as compared to $2,341,940 received for the same quarter in 2002. The increase in royalty income is a result of significantly higher natural gas prices in 2003 than in 2002. Production related to the royalty income received by the Trust in the third quarter of 2003 was 2,052,170 MMBtu as compared to 1,861,380 MMBtu for the same quarter in 2002. Royalty income for the nine months ended September 30, 2003 was $10,318,848 as compared to $5,694,286 for the same period in 2002. Production related to the royalty income received by the Trust for the nine months ended September 30, 2003 was 5,419,097 MMBtu as compared to 5,563,743 MMBtu for the nine months ended September, 30, 2002. Production volumes for the nine months ended September 30, 2003 includes the first quarter 2003 300,000 MMBtu effect of the Federal Unit expansion of the San Juan 30-5 Unit and a decrease in the working interests of certain wells supporting the net profits interest of the San Juan 32-9 Unit, as discussed in Note 6 of the financial statements. The effect of this was offset by significantly higher natural gas prices compared to the previous year, resulting in higher royalty income for the nine months ended September 30, 2003. Interest income for the three and nine month periods ended September 30, 2003 were comparable to prior year. The increase in administrative expenses in the third quarter of 2003 as compared to the third quarter of 2002 is due to costs incurred to prepare and submit the private letter ruling request to the IRS on the Section 29 credit timing issue.

         Distributable income for the quarter ended September 30, 2003 was $4,028,072, or $.42 per Unit, compared to $2,225,828, or $.23 per Unit, for the third quarter of 2002. A distribution of $.415848 per Unit was made on August 29, 2003 to Unitholders of record on August 14, 2003. Distributable income for the nine months ended September 30, 2003 was $9,710,205, or $1.00 per Unit, as compared to $5,162,747, or $.53 per Unit, for the same period in 2002. The increase was the result of significantly higher natural gas prices in 2003 than in 2002.

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

         Royalty income received by the Trust in a given calendar quarter will generally reflect the sum of (i) proceeds from the sale of gas produced from the WI Properties during the preceding calendar quarter, plus (ii) cash received by WPC with respect to the Farmout Properties either (a) during the preceding calendar quarter or (b) if received in sufficient time to be paid to the Trust, in the month immediately following such calendar quarter. Accordingly, the royalty income included in distributable income for the quarter ended September 30, 2003, was based on production volumes and natural gas prices for the period April 2003 through June 2003, as shown in the table below. Due to delays associated with the receipt of income related to the Farmout Properties, the Trust's royalty income for the third quarter of 2003 reflects estimated production volumes from the Farmout Properties for the months of March 2003 through May 2003, as shown in the table below. The production volumes included in the table below are for production attributable to net profits of the Underlying Properties, and not for production attributable to the Trust's Royalty Interests.

                                         Three Months         Three Months
                                             Ended                Ended
                                         June 30, 2003        June 30, 2002
                                         -------------        -------------
Production (MMBtu) (1)
    WI Properties                            4,147,234(2)         4,815,947(4)
    Farmout Properties                         884,321(3)           603,441(5)

Blanco Hub Spot Price
    ($/MMBtu) (6)                        $        4.26        $        2.60
Net Wellhead Price
    WI Properties ($/MMBtu) (6)          $        2.06        $        1.19

----------
(1) Million British Thermal Units.
(2) Includes retroactive adjustments of 29,550 MMBtu.
(3) Reflects estimated volumes for March 2003 through May 2003.
(4) Includes retroactive adjustments of 87,049 MMBtu.
(5) Reflects estimated volumes for March 2002 through May 2002.
(6) Simple average of estimates for the months included in the period presented.

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

         For the nine months ended September 30, 2003, which is based on production volumes and natural gas prices for the nine months ended June 30, 2003, the Blanco Hub Spot Price was above $2.00 per MMBtu, and therefore the applicable index price under the Gas Purchase Contract, which is equal to 97% of the Blanco Hub Spot Price, was above $1.94 per MMBtu through such periods. In general, under the Gas Purchase Contract, the Trust only receives the benefit of 50 percent of any amount by which the applicable index price exceeds $1.94 per MMBtu. Consequently, pursuant to the terms of the Gas Purchase Contract, WPX Gas Resources paid WPC an amount for gas purchased equal to $1.94 per MMBtu, less the costs paid by WPX Gas Resources to gather and process such gas and deliver it to specified delivery points plus 50 percent of the excess of the applicable index price over $1.94 per MMBtu. The Blanco Hub Spot Price remained above $2.00 per MMBtu in October 2003.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

         The only assets of and sources of income to the Trust are the Royalty Interests, which generally entitle the Trust to receive a share of the net profits from natural gas production from the Underlying Properties. Consequently, the Trust's financial results can be significantly affected by fluctuations in natural gas prices and the Trust has commodity price risk exposure associated with the natural gas markets in the United States. The Royalty Interests do not entitle the Trust to control or influence the operation of the Underlying Properties or the sale of gas produced therefrom. Natural gas produced from the WI Properties, which comprises the majority of production attributable to the Royalty Interests, is currently sold by WPC pursuant to the terms of the Gas Purchase Contract. Although the Trust is not a party to the Gas Purchase Contract, the Gas Purchase Contract may significantly impact revenues to the Trust. Although the Gas Purchase Contract mitigates the risk to the Trust of low gas prices, it also limits the ability of the Trust to benefit from the effects of higher gas prices. See "Item 2 -- The Royalty Interests -- Gas Purchase Contract" in the 2002 Annual Report for detailed information about the Gas Purchase Contract and its impact on the Trust and Unitholders.

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

Item 6. Exhibits and Reports on Form 8-K.

         (a) The exhibits listed below are filed as part of this report:

         EXHIBIT
         NUMBER   EXHIBIT
         ------   -------
         15 --    Letter regarding unaudited interim financial information dated
                  November 10, 2003, from the independent accountant which
                  acknowledges awareness of the use in registration statement of a report on unaudited interim financial information.

         31.1 --  Certification by Ron E. Hooper, Senior Vice President and
                  Administrator of Bank of America, Trustee of Williams Coal
                  Seam Gas Royalty Trust, dated November 13, 2003,and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002.

         32.1 --  Certificate by Bank of America, Trustee of Williams Coal Seam
                  Gas Royalty Trust, dated November 13, 2003,and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18
                  U.S.C. Section 1350).

         (b) Reports on Form 8-K.

         The Trust did not file any reports on Form 8-K during the third quarter of 2003; however, the following report on Form 8-K was "furnished" to the SEC during the third quarter:

                  On August 8, 2003, the Company furnished a report on Form 8-K indicating that the Company issued a press release announcing its quarterly cash distribution to unitholders of record on August 14, 2003.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     WILLIAMS COAL SEAM GAS ROYALTY TRUST

                                     By: BANK OF AMERICA, N.A., Trustee



                                     By: /s/ RON E. HOOPER
                                         -------------------------
                                         Ron E. Hooper
                                         Senior Vice President and Administrator


              (The Trust has no directors or executive officers.)


Date: November 13, 2003

                                INDEX TO EXHIBITS


EXHIBIT NUMBER    EXHIBIT
--------------    -------
15 --             Letter regarding unaudited interim financial information dated
                  November 10, 2003, from the independent accountant which
                  acknowledges awareness of the use in registration statement of a report on unaudited interim financial information.

31.1 --           Certification by Ron E. Hooper, Senior Vice President and
                  Administrator of Bank of America, Trustee of Williams Coal
                  Seam Gas Royalty Trust, dated November 13, 2003,and submitted pursuant to Rule 13a- 14(a)/15d-14(a) and pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002.

32.1 --           Certificate by Bank of America, Trustee of Williams Coal Seam
                  Gas Royalty Trust, dated November 13, 2003, and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18
                  U.S.C. Section 1350).