Form 10-K
period 2003-12-31
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 2004-03-15
CIK 895007

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
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

Registrant’s telephone number, including area code:
(214) 209-2400

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Name of Each Exchange
Title of Each Class	on Which Registered

Units of Beneficial Interest	New York Stock Exchange, Inc

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT
NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). Yes  [X]  No  [  ]

     The aggregate market value of the registrant’s units of beneficial interest outstanding (based on the closing sale price on the New York Stock Exchange on June 30, 2003 and the number of shares reported by The Williams Companies, Inc. in its Schedule 13D/A filed on June 20, 2003) held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $89,101,552.

     At March 1, 2004, there were 9,700,000 units of beneficial interest outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Listed below are documents parts of which are incorporated herein by reference and the part of this report into which the document is incorporated:

None.

PART I
Item 1. Business
GLOSSARY
DESCRIPTION OF THE TRUST
Creation and Organization of the Trust
Assets of the Trust
Liabilities of the Trust
Duties and Limited Powers of the Trustee
Liabilities of the Delaware Trustee and the Trustee
Termination and Liquidation of the Trust
DESCRIPTION OF UNITS
Distributions and Income Computations
Transfer of Royalty Interests
Possible Divestiture of Units
Periodic Reports to Unitholders
Voting Rights of Unitholders
Liability of Unitholders
Transfer Agent
Website/SEC Filings
FEDERAL INCOME TAXATION
Summary of Certain Federal Income Tax Consequences
ERISA CONSIDERATIONS
STATE TAX CONSIDERATIONS
REGULATION AND PRICES
Regulation of Natural Gas
Environmental Regulation
Competition, Markets and Prices
Item 2. Properties
THE ROYALTY INTERESTS
The Underlying Properties
The NPI
Reserve Report
Historical Gas Sales Prices and Production
NPI Percentage Reduction
Gas Purchase Contract
Gas Gathering Contract
Federal and Indian Lands
Sale and Abandonment of Underlying Properties
The Infill NPI
Williams’ Performance Assurances
Title to Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters
Item 6. Selected Financial Data
Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Policies and Estimates
Liquidity and Capital Resources
Results of Operations
Off-Balance Sheet Arrangements
Tabular Disclosure of Contractual Obligations
Forward-Looking Statements
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
PART III
Item 10. Directors and Executive Officers of the Registrant
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Williams’s Voting Authority Over Units
Item 13. Certain Relationships and Related Transactions
Administrative Services Agreement
Potential Conflicts of Interest
Item 14. Principal Accounting Fees and Services
PART IV
Item 15. Exhibits, Financial Statement Schedules and Reports On Form 8-K
SIGNATURES
INDEX TO EXHIBITS
Consent of Ernst & Young LLP
Consent of Miller and Lents, Ltd.
Certification by Trustee, Pursuant to Section 302
Certificate by Trustee, Pursuant to Section 906
Reserve Report

PART I

Item 1. Business.

     The following is a glossary of certain defined terms used in this Annual Report on Form 10-K.

GLOSSARY

     “Administrative Services Agreement” means the Administrative Services Agreement, dated effective December 1, 1992, between Williams and the Trust, a copy of which is filed as an exhibit to this Form 10-K.

     “Aftertax Cash Flow per Unit” means the sum of the following amounts that a hypothetical purchaser of a Unit in the Public Offering would have received or been allocated if such Unit were held through the date of such determination: (a) total cash distributions per Unit plus (b) total tax credits available per Unit under Section 29 of the IRC less (c) the net taxes payable per Unit (assuming a Federal income tax rate of 31 percent, which at the time of the formation of the Trust was the highest Federal income tax rate applicable to individuals).

     “Bcf” means billion cubic feet of natural gas. Natural gas volumes are stated herein at the legal pressure base of 14.73 pounds per square inch absolute at 60 degrees Fahrenheit.

     “Blanco Hub Spot Price” means the posted index price of spot gas delivered to pipelines per MMBtu (dry basis) as published in the first issue of the month during which gas is delivered or such determination is made, as the case may be, in Inside FERC’s Gas Market Report for “El Paso Natural Gas Company, San Juan,” or in the event a Blanco Hub posted index price is at some time in the future reported by Inside FERC’s Gas Market Report, then the Blanco Hub posted index price will be substituted in place of the “El Paso Natural Gas Company, San Juan” posted index price.

     “Btu” means British Thermal Unit, the common unit of gross heating value measurement.

     “Citibank’s Base Rate” means a fluctuating interest rate per annum (compounded quarterly) as shall be in effect from time to time which rate per annum shall at all times be equal to the rate of interest announced publicly by Citibank, N.A. in New York, New York, from time to time, as its base rate.

     “Confirmation Agreement” means the Confirmation Agreement dated effective as of May 1, 1995, by and among WPC, Williams and the Trust, a copy of which is filed as an exhibit to this Form 10-K.

     “Conveyance” means the Net Profits Conveyance dated effective as of October 1, 1992, by and among Williams, WPC, the Trustee and the Delaware Trustee, a copy of which is filed as an exhibit to this Form 10-K.

     “December 31, 2003 Reserve Report” means the Reserve Report, dated January 30, 2004, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of December 31, 2003, prepared by Miller and Lents, Ltd., independent petroleum engineers, a copy of which is filed as an exhibit to this Form 10-K.

     “Delaware Code” means the Delaware Business Trust Act, Title 12, Chapter 38 of the Delaware Code, Sections 3801 et seq.

     “Delaware Trustee” means Chemical Bank Delaware, in its capacity as a trustee of the Trust.

     “Enhanced recovery or similar operations” means operations conducted for the purpose of maintaining, sustaining or enhancing production from the Underlying Properties. These operations may include additional compression, the injection of carbon dioxide or other gases or hydraulic fracturing.

     “Farmout Properties” means the 5,348 gross acres in La Plata County, Colorado on which WPC owns a 35 percent net profits interest, also referred to as the PLA-9 Properties.

     “Gas Gathering Contract” means the Gas Gathering and Treating Agreement, dated October 1, 1992, as amended, between WPX Gas Resources (as successor in interest to WGM) and WFS, a copy of which is filed as an exhibit to this Form 10-K.

     “Gas Purchase Contract” means the Gas Purchase Agreement, dated October 1, 1992, as amended, between WPX Gas Resources (as successor in interest to WGM) and WPC, a copy of which is filed as an exhibit to this Form 10-K.

     “Grantor trust” means a trust as to which the grantor, or its successor, has retained an interest in the income from the trust.

     “Gross acres” means the total number of surface acres of land without regard to ownership.

     “Gross wells” means the total whole number of gas wells without regard to ownership interest.

     “Index Price” means 97 percent of the Blanco Hub Spot Price as of the date the determination is made.

     “Infill Net Proceeds” consists generally of the aggregate proceeds based on the price at the Wellhead of gas produced from WPC’s net revenue interest in any possible Infill Wells less (a) WPC’s working interest share of property and production taxes on such Infill Wells; (b) WPC’s working interest share of operating costs on such Infill Wells; (c) WPC’s working interest share of capital costs on such Infill Wells, including costs of drilling and completing such Infill Wells and the costs of associated surface facilities; and (d) interest on the unrecovered portion, if any, of the foregoing costs at Citibank’s Base Rate.

     “Infill NPI” refers to one of the net profits interests conveyed to the Trust, consisting of a 20 percent interest in WPC’s Infill Net Proceeds.

     “Infill Wells” means any possible additional well drilled on a producing drilling block when well spacing rules are effectively modified from the existing 320 acre spacing.

     “IRC” means the Internal Revenue Code of 1986, as amended.

     “IRR” means the annual discount rate (compounded quarterly) that equates the present value of the Aftertax Cash Flow per Unit to the initial price to the public of the Units in the Public Offering (which was $20.00 per Unit).

     “Mcf” means thousand cubic feet of natural gas.

     “Minimum Purchase Price” means 97 percent of $1.75 per MMBtu (dry basis).

     “MMBtu” means million Btu.

     “MMcf” means million cubic feet of natural gas.

     “Net profits interest” generally refers to a real property interest entitling the owner to receive a specified percentage of the net proceeds from the sale of production attributable to the properties burdened thereby, the amount of which is based on a revenue formula specified in such net profits interest.

     “NPI” refers to one of the net profits interests conveyed to the Trust, generally entitling the Trust to receive 81 percent (subject to reduction as described below) of the NPI Net Proceeds attributable to (i)WPC’s net revenue interest (working interest less lease burdens) in the WI Properties and (ii) the revenue stream received by WPC attributable to its 35 percent net profits interest in the Farmout Properties. The percentage of the NPI Net Proceeds to which the Trust is entitled was subject to permanent reduction to 60 percent under certain conditions, and such a reduction occurred in the fourth quarter of 2000 as described under “Item 2—The Royalty Interests—NPI Percentage Changes.”

     “NPI Net Proceeds” consists generally of the aggregate proceeds attributable to (i)WPC’s net revenue interest based on the sale at the Wellhead of gas produced from the WI Properties and (ii) the revenue stream received by WPC from its 35 percent net profits interest in the Farmout Properties, less (a) WPC’s working interest share of property and production taxes on the WI Properties; (b) WPC’s working interest share of actual operating costs on the WI Properties to the extent in excess of those agreed to be paid by WPC as described herein; (c) WPC’s working interest share of capital costs on the WI Properties to the extent in excess of those agreed to be paid by WPC as described herein; and (d) interest on the unrecovered portion, if any, of the foregoing costs at Citibank’s Base Rate.

     “Net wells” and “net acres” are calculated by multiplying gross wells or gross acres by the interest in such wells or acres.

     “October 1, 1992 Reserve Report” means the Reserve Report, dated November 21, 1992, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of October 1, 1992, prepared by Miller and Lents, Ltd., independent petroleum engineers, a copy of which is filed as an exhibit to this Form 10-K.

     “Price Credit” means the credit received by WPX Gas Resources from WPC for each MMBtu of natural gas purchased by WFS Gas Resources when the Index Price is less than the Minimum Purchase Price on or after January 1, 1994, equal to the difference between the Minimum Purchase Price and the Index Price.

     “Price Credit Account” means the account established by WPC containing the accrued and unrecouped amount of any Price Credits.

     “Price Differential” means 50 percent of the excess of the Index Price over $1.94 per MMBtu.

     “Public Offering” has the meaning assigned to such term herein under “Item 1—Description of the Trust—Creation and Organization of the Trust.”

     “Public Offering Prospectus” has the meaning assigned to such term herein defined under “Item 1—Federal Income Taxation.”

     “Quatro Finale” means (a) with respect to the period May 1, 1997 until February 28, 2001, Quatro Finale LLC, a Delaware limited liability company (which entity acquired and owned the Underlying Properties from May 1, 1997 until February 1, 2001), and (b) with respect to the period March 1, 2001 until January 1, 2003, Quatro Finale V LLC, a Delaware limited liability company (which entity acquired and owned the Underlying Properties from March 1, 2001 until January 1, 2003).

     “QFIV” means Quatro Finale IV LLC, a Delaware limited liability company, which purchased the remaining Units owned by Williams in a transaction effective August 11, 2000 and owned the Units until June 13, 2003, when it resold the remaining Units back to Williams.

     “Royalty Interests” means the NPI and Infill NPI conveyed to the Trust.

     “Section 29 tax credit” means the tax credits for federal income tax purposes pursuant to Section 29 of the IRC to an owner of coal seam gas production, which tax credits are generated upon the sale of such production.

     “Trust” means Williams Coal Seam Gas Royalty Trust, a Delaware business trust formed pursuant to the Trust Agreement.

     “Trust Agreement” means the Trust Agreement, dated as of December 1, 1992, among Williams, WPC, as grantor, Chemical Bank Delaware, as the Delaware Trustee, and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), as the Trustee, as amended by the First Amendment thereto effective as of December 15, 1992 and by the Second Amendment thereto effective as of January 12, 1993, a copy of each of which is filed as an exhibit to this Form 10-K.

     “Trustee” means Bank of America, N.A. (as successor to NationsBank, N.A.), in its capacity as a trustee of the Trust.

     “Underlying Properties” means certain proved properties in the Fruitland coal formation in the San Juan Basin of New Mexico and Colorado as specified in the Conveyance in which WPC has certain net revenue interests (working interests less lease burdens) and net profits interests.

     “Units” means the 9,700,000 units of beneficial interest issued by, and evidencing the entire beneficial interest in, the Trust.

     “Wellhead” means at or in the vicinity of the wellhead of gas produced.

     “WFS” means Williams Field Services Company, a wholly-owned indirect subsidiary of Williams Energy Services (formerly known as Williams Energy Group) (a wholly-owned subsidiary of Williams).

     “WGM” means Williams Gas Marketing Company, formerly a wholly-owned subsidiary of Williams Field Services Group, Inc. (a wholly-owned subsidiary of Williams) which has been merged into another affiliate of Williams Field Services Group, Inc.

     “WGM Gas Resources Payment Obligations” has the meaning assigned to such term under “Item 2—The Royalty Interests—Williams’ Performance Assurances.”

     “WHD” means Williams Holdings of Delaware, Inc., a wholly-owned subsidiary of Williams. On July 31, 1999, WHD was merged into Williams and Williams assumed all assets, liabilities and obligations of WHD.

     “Williams” means The Williams Companies, Inc., a Delaware corporation.

     “WI Properties” means the net revenue interests (working interests less lease burdens) of WPC in the Underlying Properties including WPC’s interests in 12 Federal producing units in New Mexico.

     “Working interest” generally refers to a real property interest entitling the owner to receive a specified percentage of the proceeds from the sale of oil and gas production or a percentage of such production, but requiring the owner of such working interest to bear the costs to explore for, develop and produce such oil and gas.

     “WPC” means Williams Production Company, a wholly-owned indirect subsidiary of Williams.

     “WPC Payment Obligations LLC” has the meaning assigned to such term under “Item 2—The Royalty Interests—Williams’ Performance Assurances.”

     “WPX Gas Resources” means WPX Gas Resources Company (formerly known as WFS Gas Resources Company), a Delaware corporation and a wholly-owned subsidiary of WPC and Williams.

DESCRIPTION OF THE TRUST

     Williams Coal Seam Gas Royalty Trust (the “Trust”) was formed as a Delaware business trust under the Delaware Business Trust Act, Title 12, Chapter 38 of the Delaware Code, Sections 3801 et seq. (the “Delaware Code”). The following information is subject to the detailed provisions of (i) the Trust Agreement of Williams Coal Seam Gas Royalty Trust (as amended, the “Trust Agreement”), entered into effective as of December 1, 1992, by and among Williams Production Company, a Delaware corporation (“WPC”), as trustor; The Williams Companies, Inc., a Delaware corporation (“Williams”), as sponsor; Chase Bank (as successor to Chemical Bank Delaware), a Delaware banking corporation (the “Delaware Trustee”); and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), a national banking association (the “Trustee”) (the “Delaware Trustee” and the “Trustee” are sometimes referred to collectively as the “Trustees”), and (ii) the Net Profits Conveyance (the “Conveyance”) entered into effective as of October 1, 1992, by and among WPC, Williams, the Trustee and the Delaware Trustee. Copies of the Trust Agreement and of the Conveyance are filed as exhibits to this Form 10-K. The provisions governing the Trust are complex and extensive, and no attempt has been made below to describe or reference all of such provisions. The following is a general description of the basic framework of the Trust and a summary of the material terms of the Trust Agreement, and detailed provisions concerning the Trust may be found in the Trust Agreement.

Creation and Organization of the Trust

     All of the authorized units of beneficial interest in the Trust (“Units”) were issued to WPC on January 21, 1993. On that date, WPC transferred its Units to its parent, Williams, by dividend. Williams, in turn, sold, by means of a prospectus dated January 13, 1993, 5,200,000 Units on January 21, 1993, and an additional 780,000 Units on February 16, 1993, to the public through various underwriters (the “Public Offering”). In the second quarter of 1993, Williams sold an additional 151,209 Units. During the second quarter of 1995, Williams transferred its Units to Williams Holdings of Delaware, Inc. (“WHD”), a separate holding company for Williams’ non-regulated businesses. Effective July 31, 1999, WHD was merged into Williams, and by operation of the merger, Williams assumed all assets, liabilities and obligations of WHD, including without limitation ownership of WHD’s Units. Effective August 11, 2000, Williams sold its Units to Quatro Finale IV LLC, a Delaware limited liability company (“QFIV”), in a privately-negotiated transaction. Williams retained the voting rights and retained a “call” option on the transferred Units, and QFIV was granted a “put” option on the Units. During the period from December 2001 through December 2002, Williams exercised its option to purchase 960,000 of the QFIV transferred Units and simultaneously sold these Units to the public.

On June 6, 2003, the Trust received notice of Williams’ intent to exercise its option to repurchase 2,608,791 Units in the Trust from QFIV. According to the notice, Williams exercised its option on June 13, 2003, and sold an additional 441,900 Units to the public in 2003.

     The Trust has been formed under Delaware law pursuant to the terms of the Trust Agreement to acquire and hold certain net profits interests (the “Royalty Interests”) in proved natural gas properties located in the San Juan Basin of New Mexico and Colorado (the “Underlying Properties”). The Royalty Interests were conveyed to the Trust on January 21, 1993, pursuant to the Conveyance, for the benefit of the Unitholders. The Trustee has powers to collect and distribute proceeds received by the Trust and to pay Trust liabilities and expenses. The Delaware Trustee has only such powers as are set forth in the Trust Agreement and is not empowered to otherwise manage or take part in the business of the Trust. The Royalty Interests are passive in nature and neither the Delaware Trustee nor the Trustee has any control over or any responsibility relating to the operation of the Underlying Properties. Except for the commitment by WPC to pay the costs incurred to place into production certain proved nonproducing wells, neither WPC, Quatro Finale nor the operators of the Underlying Properties have any contractual commitment to the Trust to further develop the Underlying Properties, to remain as operator with respect to any of the leases on the Underlying Properties or to maintain their ownership interest in any of the properties. However, WPC retained an interest in each of the Underlying Properties immediately after conveyance of the Royalty Interests to the Trust. As described under “Item 2 —The Royalty Interests,” effective May 1, 1997, WPC sold the Underlying Properties subject to and burdened by the Royalty Interests to Quatro Finale LLC, an unaffiliated Delaware limited liability company. Ownership of the Underlying Properties reverted back to WPC effective February 1, 2001, pursuant to the terms of the May 1, 1997 transaction. Effective March 1, 2001, WPC sold the Underlying Properties subject to and burdened by the Royalty Interests to Quatro Finale V LLC, an unaffiliated Delaware limited liability company. The sale of the Underlying Properties is expressly permitted under the Trust Agreement. On June 3, 2003, the Trust received notice from WPC of its exercise of the right to repurchase interests in the Underlying Properties from Quatro Finale V LLC pursuant to the 2001 Transaction Agreement (as defined in “Item 2—Properties–The Royal Interests”). According to the notice, the acquisition of the Underlying Properties closed May 8, 2003, upon WPC’s execution of the Assignment and Bill of Sale, and the transaction had an effective date of January 1, 2003. Unless otherwise dictated by context, references herein to WPC with respect to the ownership of the Underlying Properties for any period from May 1, 1997 through February 28, 2001, and for the period from March 1, 2001 through January 1, 2003, shall be deemed to refer to Quatro Finale. For a description of the Underlying Properties and other information relating to such properties, see “Item 2—Properties—The Royalty Interests.”

     The Delaware Trustee and the Trustee may resign at any time or be removed with or without cause by a vote of not less than a majority of the outstanding Units. Any successor trustee must be a bank or trust company meeting certain requirements, including having capital, surplus and undivided profits of at least $20,000,000, in the case of the Delaware Trustee, and $100,000,000, in the case of the Trustee.

Assets of the Trust

     The only assets of the Trust, other than cash and cash equivalents being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Royalty Interests. The Royalty Interests consist primarily of a net profits interest (the “NPI”) in the Underlying Properties. The NPI generally entitles the Trust to receive 60 percent of the NPI Net Proceeds, as defined below, attributable to (i) gas produced and sold from WPC’s net revenue interests (working interests less lease burdens) in the properties in which WPC has a working interest (the “WI Properties”) and (ii) the revenue stream received by WPC attributable to its 35 percent net profits interest in 5,348 gross acres in La Plata County, Colorado (the “Farmout Properties”). The Royalty Interests also include a 20 percent interest in WPC’s Infill Net Proceeds, as defined below, from the sale of production if well spacing rules are effectively modified and additional wells are drilled on producing drilling blocks on the WI Properties (the “Infill Wells”) during the term of the Trust. To date, seventy-eight Infill Wells have been drilled and are producing. The current status of the Infill Wells reflects the Infill Net Profit Costs exceeding the Infill Net Profit Gross Proceeds. The Trust will not be liable for such excess costs, and such excess costs will hereafter constitute Excess Infill Net Profit Costs until recovered by WPC. “NPI Net Proceeds” consists generally of the revenue stream received by WPC from its 35 percent net profits interest in the Farmout Properties, plus the aggregate proceeds attributable to WPC’s net revenue interest, based on the price paid at or in the vicinity of the wellhead (the “Wellhead”), of gas produced from the WI Properties, less WPC’s share of certain taxes and costs. “Infill Net Proceeds” consists generally of the aggregate proceeds, based on the price at the Wellhead, of gas produced from WPC’s net revenue interest in any Infill Wells less certain taxes and costs. The complete definitions of Infill Net Profit Costs, Infill Net Profit Gross Proceeds, Excess Infill Net Profit Costs, NPI Net Proceeds and Infill Net Proceeds are set forth in the Conveyance. See “Item 2—Properties—The Royalty Interests” for more information.

Liabilities of the Trust

     Because of the passive nature of the Trust assets and the restrictions on the power of the Trustee to incur obligations, the only liabilities the Trust generally incurs are those for routine administrative expenses, such as Trustees’ fees and accounting, engineering, legal and other professional fees and the administrative services fee paid to Williams. However, if a court were to hold that the Trust is taxable as a corporation, then the Trust would incur substantial Federal income tax liabilities. See “—Federal Income Taxation.”

Duties and Limited Powers of the Trustee

     Under the Trust Agreement, the Trustee receives the payments attributable to the Royalty Interests and pays all expenses, liabilities and obligations of the Trust. With respect to any liability that is contingent or uncertain in amount or that otherwise is not currently due and payable, the Trustee has the discretion to establish a cash reserve for the payment of such liability. The Trustee is also entitled to cause the Trust to borrow money to pay expenses, liabilities and obligations that cannot be paid out of cash held by the Trust. Any such borrowings may be from any source, including from the entity serving as Trustee or Delaware Trustee, provided that the entity serving as Trustee or Delaware Trustee shall not be obligated to lend to the Trust. To secure payment of any such indebtedness (including any indebtedness to the entity serving as Trustee or Delaware Trustee), the Trustee is authorized to (i) mortgage and otherwise encumber the entire Trust estate or any portion thereof; (ii) carve out and convey production payments; (iii) include all terms, powers, remedies, covenants and provisions it deems necessary or advisable, including confession of judgment and the power of sale with or without judicial proceedings; and (iv) provide for the exercise of those and other remedies available to a secured lender in the event of a default on such loan. The terms of such indebtedness and security interest, if funds were loaned by the entity serving as Trustee or Delaware Trustee, must be similar to the terms which such entity would grant to a similarly-situated commercial customer with whom it did not have a fiduciary relationship, and such entity shall be entitled to enforce its rights with respect to any such indebtedness and security interest as if it were not then serving as trustee.

     The Trustee is authorized and directed to sell and convey the Royalty Interests without Unitholder approval in certain instances as described in the Trust Agreement, including (i) upon termination of the Trust; (ii) commencing January 1, 2003, if a portion of the NPI ceases to produce or is not capable of producing in commercially paying quantities (see “Item 2—Properties—The Royalty Interests—Sale and Abandonment of Underlying Properties”); and (iii) in connection with payment of a purchase price adjustment for uncompleted wells or successful Southern Ute Indian claims (see “Item 2—Properties—The Royalty Interests—Purchase Price Adjustments” and “—Title to Properties”). The Trustee is empowered by the Trust Agreement to employ consultants and agents (including WPC and Williams) and to make payments of all fees for services or expenses out of the assets of the Trust. The Trust has no employees. The administrative functions of the Trust are performed by the Trustee.

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

Liabilities of the Delaware Trustee and the Trustee

     Each of the Delaware Trustee and the Trustee may act in its discretion and shall be personally or individually liable only for fraud or acts or omissions in bad faith or that constitute gross negligence and will not be otherwise liable for any act or omission of any agent or employee unless such trustee has acted in bad faith or with gross negligence in the selection and retention of such agent or employee. Each of the Delaware Trustee and the Trustee will be indemnified from the Trust assets for any liability, expense, claim, damage or other loss incurred in performing its duties, unless resulting from gross negligence, fraud or bad faith (the Delaware Trustee or the Trustee will be indemnified from the Trust assets against its own negligence that does not constitute gross negligence), and will have a first lien upon the assets of the Trust as security for such indemnification and for reimbursements and compensation to which it is entitled. WPC and Williams have agreed to indemnify each of the Delaware Trustee and the Trustee against certain environmental and securities laws liabilities, respectively, provided that the Trustee and Delaware Trustee are generally required to first be indemnified from Trust assets before seeking indemnification from WPC or Williams. Neither the Delaware Trustee nor the Trustee shall be entitled to indemnification from Unitholders (except in connection with lost or destroyed Unit certificates).

Termination and Liquidation of the Trust

     The Trust was not permitted to terminate prior to January 1, 2003, except upon the affirmative vote of the holders of not less than 75 percent of the outstanding Units to liquidate the Trust. On and after January 1, 2003, the Trust will terminate upon the first to occur of (i) an affirmative vote of the holders of not less than a majority of the outstanding Units to liquidate the Trust; (ii) such time as the ratio of the cash amounts received by the Trust from the Royalty Interests (excluding deductions for capital expenditures for enhanced recovery or similar operations on the WI Properties) to administrative costs of the Trust is less than 1.2 to 1.0 for three consecutive calendar quarters; (iii) such time as the Royalty Interests held by the Trust have been sold by the Trust; (iv) March 1 of any calendar year if, based on a reserve report as of December 31 of the prior year, it is determined that, as of such date, the net present value (discounted at 10 percent) of the estimated future net revenues (calculated in accordance with criteria established by the Securities and Exchange Commission (the “Commission”) but using the average monthly Blanco Hub Spot Price (as defined; see “Item 2—Properties—The Royalty Interests—Gas Purchase Contract”)) of proved reserves attributable to the Royalty Interests is equal to or less than $30 million; and (v) December 31, 2012 (the date of any such occurrence is referred to herein as the “Termination Date”). Following termination, the Trustee and the Delaware Trustee will continue to act as trustees of the Trust until all remaining Trust assets have been sold and the net proceeds from such sales distributed to Unitholders.

     Upon the termination of the Trust, the Trustee will use best efforts (as defined in the Trust Agreement) to sell any remaining Royalty Interests for cash pursuant to the procedures described in the Trust Agreement. The Trustee will retain an investment banking firm (the “Advisor”) on behalf of the Trust who will assist the Trustee in selling the remaining Royalty Interests then owned by the Trust. WPC has the right, but not the obligation, to purchase all remaining Royalty Interests following termination of the Trust as described in the following paragraph.

     WPC may, within 60 days following the Termination Date, make a cash offer to purchase all of the remaining Royalty Interests then held by the Trust. In the event such an offer is made by WPC, the Trustee will decide, based on the recommendation of the Advisor, to either (i) accept such offer (in which case no sale to WPC will be made unless a fairness opinion is given by the Advisor that the purchase price is fair to the Trust and Unitholders) or (ii) defer action on the offer for approximately 60 days and seek to locate other buyers for the remaining Royalty Interests. If the Trustee defers action on WPC’s offer, the offer will be deemed withdrawn and the Trustee will then use best efforts (as defined in the Trust Agreement), assisted by the Advisor, to locate other buyers for the Royalty Interests. At the end of a 120-day period following the Termination Date, the Trustee is required to notify WPC of the highest of any other offers, acceptable to the Trustee (which must be an all-cash offer), received during such period (the “Highest Offer Price”). WPC then has the right (whether or not it made an initial offer), but not the obligation, to purchase all remaining Royalty Interests for a cash purchase price computed as follows: (i) if the Highest Offer Price is more than 105 percent of WPC’s original offer (or if WPC did not make an initial offer), the purchase price will be 105 percent of the Highest Offer Price (net of any commissions or other fees payable by the Trust), or (ii) if the Highest Offer Price is equal to or less than 105 percent of WPC’s original offer, the purchase price will be equal to the Highest Offer Price. If no other acceptable offers are received for all remaining Royalty Interests, the Trustee may request WPC to submit another offer for consideration by the Trustee and may accept or reject such offer.

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

     WPC’s purchase rights, as described, may be exercised by WPC and each of its successors-in-interest and assigns. WPC’s purchase rights are fully assignable by WPC to any person. The costs of liquidation, including the fees and expenses of the Advisor, and the Trustee’s liquidation fee will be paid by the Trust.

DESCRIPTION OF UNITS

     Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 1, 2004, there were 9,700,000 Units outstanding. The Trust may not issue additional Units.

Distributions and Income Computations

     The Trustee determines for each quarter the amount of cash available for distribution to Unitholders. Such amount (the “Quarterly Distribution Amount”) is equal to the excess, if any, of the cash received by the Trust, on or prior to the last day of the month following the end of each calendar quarter ending prior to the dissolution of the Trust from the Royalty Interests then held by the Trust plus, with certain exceptions, any other cash receipts of the Trust during such quarter (which might include purchase price adjustments paid by WPC, sales proceeds not sufficient in amount to qualify for special distribution as described in the next paragraph, and interest), over the liabilities of the Trust paid during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for the payment of contingent or future obligations of the Trust. Based on the payment procedures relating to the Royalty Interests, cash received by the Trustee in a particular quarter from the Royalty Interests generally represents the sum of (i) proceeds from the sale of gas produced from the WI Properties during the preceding calendar quarter plus (ii) cash received by Quatro Finale with respect to the Farmout Properties either (a) during the preceding calendar quarter or (b) if received in sufficient time to be paid to the Trust, in the month immediately following such preceding calendar quarter. The Trustee distributes the Quarterly Distribution Amount within 60 days after the end of each calendar quarter to each person who was a Unitholder of record on the associated record date (i.e., the 45th day following the end of each calendar quarter or if such day is not a business day, the next business day thereafter), together with interest expected to be earned on such Quarterly Distribution Amount from the date of receipt thereof by the Trustee to the payment date.

     The Royalty Interests may be sold under certain circumstances and will be sold following termination of the Trust. Any purchase price adjustments and the proceeds from sales of the Royalty Interests, less liabilities and expenses of the Trust and amounts used for cash reserves, will be distributed, together with any interest expected to be earned thereon, to Unitholders of record on the record date established for such distribution. A special distribution will be made of undistributed sales proceeds, purchase price adjustments and other amounts received by the Trust aggregating in excess of $9,000,000 (a “Special Distribution Amount”). The record date for a Special Distribution Amount will be the 15th day following receipt of amounts aggregating a Special Distribution Amount by the Trust (unless such day is not a business day in which case the record date will be the next business day thereafter) unless such day is within 10 days of the record date for a Quarterly Distribution Amount in which case the record date will be the date as is established for the next Quarterly Distribution Amount. Distribution to Unitholders will be made no later than 15 days after the Special Distribution Amount record date.

     The terms of the Trust Agreement seek to assure, to the extent practicable, that gross income attributable to cash being distributed will be reported by the Unitholder who receives such distributions assuming that such Unitholder is the owner of record on the applicable record date. In certain circumstances, however, a Unitholder will not receive the cash giving rise to such income. For example, the Trustee maintains a cash reserve and is authorized to borrow money under certain conditions to pay or provide for the payment of Trust liabilities. Income associated with the cash used to increase that reserve or to repay any such borrowings must be reported by the Unitholder, even though that cash is not distributed to him. Likewise, if a portion of a cash distribution is attributable to a reduction in the cash reserve maintained by the Trustee, such cash is treated as a reduction of the Unitholder’s basis in his Units and is not treated as taxable income to such Unitholder (assuming such Unitholder’s basis exceeds the total amount of the cash distribution).

Transfer of Royalty Interests

     WPC or its assigns may, at any time after January 1, 2003, purchase for cash all Royalty Interests attributable to Underlying Properties that are uneconomical to operate. See “Item 2—Properties—The Royalty Interests—Title to Properties” and “—Sale and Abandonment of Underlying Properties.” Upon termination of the Trust, any remaining Royalty Interests will be sold by the Trust and any such sales may, and under certain circumstances will, be made to WPC or Williams or their respective successors or assigns. See “Item 2—Description of the Trust—Termination and Liquidation of the Trust.”

Possible Divestiture of Units

     The Trust Agreement imposes no restrictions based on nationality or other status of Unitholders. However, the Trust Agreement provides that in the event of certain judicial or administrative proceedings seeking the cancellation or forfeiture of any property in which the Trust has an interest, or asserting the invalidity of or otherwise challenging any portion of the Royalty Interests, because of the nationality, citizenship or any other status of any one or more Unitholders, the Trustee will give written notice thereof to each Unitholder whose nationality, citizenship or other status is an issue in the proceeding, which notice will constitute a demand that such Unitholder dispose of his Units within 30 days. If any Unitholder fails to dispose of his Units in accordance with such notice, the Trustee shall have the right to cancel all outstanding certificates issued in the name of such Unitholder, transfer all Units held by such Unitholder to the Trustee and sell such Units (including by private sale). The proceeds of such sale (net of sales expenses), pending delivery of certificates representing the Units, will be held by the Trustee in a non-interest bearing account for the benefit of the Unitholder and paid to the Unitholder upon surrender of such certificates. Cash distributions payable to such Unitholder will also be held in a non-interest bearing account pending disposition by the Unitholder of the Units or cancellation of certificates representing the Units by the Trustee.

Periodic Reports to Unitholders

     Within 60 days following the end of each of the first three calendar quarters of each calendar year, the Trustee mails to each party who was a Unitholder of record (i) on the quarterly record date for such quarter or (ii) on a Special Distribution Amount record date occurring during such quarter (if any), a report that shows in reasonable detail the assets and liabilities and receipts and disbursements of the Trust for such quarter. Unitholders are also furnished with comparable quarterly information with respect to the Underlying Properties. Within 120 days following the end of each fiscal year or such shorter period of time as may be required by the rules of the New York Stock Exchange, the Trustee mails to Unitholders of record as of a date to be selected by the Trustee an annual report containing audited financial statements relating to the Trust and the Underlying Properties.

     The Trustee files such returns for Federal income tax purposes as it is advised are required to comply with applicable law. The Trustee mails to each party who was a Unitholder of record (i) on the quarterly record date for such quarter or (ii) on a Special Distribution Amount record date occurring during such quarter (if any), a report that shows in reasonable detail the information necessary to permit each Unitholder to make all calculations reasonably necessary for tax purposes. The Trustee treats all income, credits and deductions recognized during each quarter as having been recognized by holders of record on the quarterly record date established for the distribution unless otherwise advised by counsel. Available year-end tax information permitting each Unitholder to make all calculations reasonably necessary for tax purposes is distributed by the Trustee to Unitholders no later than March 15 of the following year.

     Each Unitholder and his duly authorized agents and attorneys have the right during reasonable business hours to examine and inspect records of the Trust and the Trustee.

Voting Rights of Unitholders

     Unitholders have only such voting rights as are provided in the Trust Agreement and such rights are more limited than those of stockholders of most corporations. Unitholder approval is, however, required to appoint a successor Trustee or Delaware Trustee. Also, Unitholder approval is required to amend the Trust Agreement (except for changing the name of the Trust and except to correct or cure ambiguities in the Trust Agreement that do not adversely affect Unitholders) and to adopt any amendment to the Gas Gathering Contract relating to production from the Underlying Properties entered into between WFS (a subsidiary of Williams Energy Services) and WPX Gas Resources Company (a subsidiary of WPC (formerly known as WFS Resources Company), “WPX Gas Resources”) as successor-in-interest to WGM (a former subsidiary of Williams Field Services Group, Inc., which has been merged into another affiliate of Williams Field Services Group, Inc.) or to the Gas Purchase Contract relating to production from the Underlying Properties entered into between WPC and WPX Gas Resources (as successor-in-interest to WGM), if such amendment would materially adversely affect revenues of the Trust. Unitholders may also remove the Trustee or Delaware Trustee. Unitholders are not entitled to any rights of appraisal or similar rights in connection with the termination of the Trust.

     The Trust Agreement may be amended, the Delaware Trustee and the Trustee may be removed and the Trust may be terminated by a vote of holders of a majority of the outstanding Units, but no provision of the Trust Agreement may be amended that would (i) increase the power of the Delaware Trustee or the Trustee to engage in business or investment activities, or (ii) alter the rights of the Unitholders as among themselves. All other actions may be approved by a majority vote of the Units represented at a meeting at which a quorum, constituting a majority of the outstanding Units, is present or represented (except that amendment of required voting percentages requires approval of at least 80 percent of the outstanding Units). The parties to the Trust Agreement may, without approval of the Unitholders, from time to time, supplement or amend the Trust Agreement in order to cure any ambiguity or to correct or supplement any defective or inconsistent provisions, provided such supplement or amendment is not adverse to the interest of the Unitholders. In addition, Williams may direct the Trustee to change the name of the Trust, which change shall not require approval of the Unitholders.

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

Transfer Agent

     The Trustee has appointed Mellon Investor Services, L.L.C. (as successor to Chemical Shareholder Services Group, Inc.), as transfer agent and registrar for the Units (the “Transfer Agent”).

Website/SEC Filings

     The Trust maintains an Internet Website (www.wtu-williamscoalseamgastrust.com), and as a result provides website access to its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports as soon as reasonably practicable after it electronically files with or furnishes such material to the SEC.

FEDERAL INCOME TAXATION

     THE TAX CONSEQUENCES TO A UNITHOLDER OF THE OWNERSHIP AND SALE OF UNITS WILL DEPEND IN PART ON THE UNITHOLDER’S TAX CIRCUMSTANCES. EACH UNITHOLDER SHOULD THEREFORE CONSULT THE UNITHOLDER’S TAX ADVISOR ABOUT THE FEDERAL, STATE AND LOCAL TAX CONSEQUENCES TO THE UNITHOLDER OF THE OWNERSHIP OF UNITS.

     The sections entitled “Federal Income Tax Consequences” and “Risk Factors—Tax Considerations” appearing in the Prospectus (the “Public Offering Prospectus”) dated January 13, 1993, which constitutes a part of the Registration Statement on Form S-3 of Williams (Registration No. 33-53662) filed in connection with the registration of the Units under the Securities Act of 1933 for offer and sale in the Public Offering, set forth, respectively, a summary of Federal income tax matters of general application that addresses all material tax consequences of the ownership and sale of the Units acquired in the Public Offering and a discussion of certain risk factors associated with matters of Federal income taxation as applied to the Trust and such Unitholders. A copy of such sections of the Public Offering Prospectus is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

     In connection with the registration of the Units for offer and sale in the Public Offering, Williams and the underwriters of the Units received certain opinions of counsel to Williams (upon which the Trustee and the Delaware Trustee were entitled to rely), including, without limitation, opinions as to the material Federal income tax consequences of the ownership and sale of the Units acquired in the Public Offering. The opinions of counsel to Williams as to such Federal income tax consequences were based on provisions of the Internal Revenue Code of 1986, as amended (the “IRC”), as of January 21, 1993, the date of the closing of the Public Offering, existing and proposed regulations thereunder and administrative rulings and court decisions as of January 21, 1993, all of which are subject to changes that may or may not be retroactively applied. Some of the applicable provisions of the IRC have not been interpreted by the courts or the Internal Revenue Service (“IRS”). In addition, such opinions of counsel to Williams were based on various representations as to factual matters made by Williams and WPC in connection with the Public Offering. As is typically the case, these opinions were limited in their application to certain investors purchasing Units in the Public Offering and, as a result, provide no assurance to investors purchasing Units following the Public Offering.

     Neither counsel to the Trust, the Trustee nor the Delaware Trustee, respectively, has rendered any opinions with respect to any tax matters associated with the Trust or the Units.

     At the time of the Public Offering, no ruling was requested by Williams, as the sponsor of the Trust, from the IRS with respect to any matter affecting the Trust or Unitholders. No assurance can be provided that the opinions of counsel to Williams (which do not bind the IRS) will not be challenged by the IRS or will be sustained by a court if so challenged.

Summary of Certain Federal Income Tax Consequences

     The following summary of certain Federal income tax consequences of acquiring, owning and disposing of Units is based on the opinions of counsel to Williams on Federal income tax matters, which are set forth in the Public Offering Prospectus, and is qualified in its entirety by express reference to the sections of the Public Offering Prospectus identified in the first paragraph of this “Federal Income Taxation” section. Although the Trust believes that the following summary contains a description of all of the material matters discussed in the opinions referenced above, the summary is not exhaustive and many other provisions of the Federal tax laws may affect individual Unitholders. Furthermore, the summary does not purport to be complete or to address the tax issues potentially affecting Unitholders acquiring Units other than by purchase through the Public Offering. Each Unitholder should consult the Unitholder’s tax advisor with respect to the effects of the Unitholder’s ownership of Units on the Unitholder’s personal tax situation.

     Coal seam gas produced and sold after December 31, 2002, will no longer generate Section 29 tax credits unless the Section 29 tax credit is extended or reinstated by Congress. Nevertheless, the Section 29 tax credit may be available to Unitholders with respect to distributions received in the first quarter of 2003 because, among other reasons, it is attributable to coal seam gas produced and sold on or before December 31, 2002. The Trustee is seeking a private letter ruling from the IRS on this issue. All discussions of Section 29 tax credits are applicable only to those credits attributable to coal seam gas produced and sold on or before December 31, 2002.

Classification and Taxation of the Trust	The Trust is a grantor trust and not an association taxable as a corporation. As a grantor trust, the Trust is not subject to Federal income tax. There can be no assurance that the IRS will not challenge this treatment. The tax treatment of the Trust and Unitholders would be materially different if the IRS were to successfully challenge this treatment.

Taxation of Unitholders	Each Unitholder is taxed directly on his proportionate share of income, deductions and credits of the Trust attributable to the Royalty Interests consistent with such Unitholder’s taxable year and method of accounting, and without regard to the taxable year or method of accounting employed by the Trust.

Income and Deductions	The income of the Trust consists primarily of a specified share of the proceeds from the sale of coal seam gas produced from the Underlying Properties. During 2003, the Trust earned interest income on funds held for distribution and made adjustments to the cash reserve maintained for the payment of contingent or future obligations of the Trust. The deductions of the Trust consist of severance taxes and administrative expenses. In addition, each Unitholder is entitled to depletion deductions. See “Unitholder’s Depletion Allowance” below.

Individuals may deduct “miscellaneous” itemized deductions (including, in general, investment expenses) only to the extent that such expenses exceed 2 percent of the individual’s adjusted gross income. Although there are exceptions to the 2 percent limitation, authority suggests that no exceptions apply to expenses passed through from a grantor trust, like the Trust.

Limits on Deductions and Credits	Generally, a taxpayer is entitled to claim deductions and tax credits generated by an investment only if the investment has economic substance. The application of this principle in the context of the production and sale of nonconventional fuels (like coal seam gas) that generate the Section 29 tax credit is uncertain because such application has not been addressed either by a court or the IRS. An investment has economic substance if the investor can demonstrate that there is a reasonable possibility of deriving an economic profit from the investment in excess of a de minimis amount, apart from tax benefits. In many cases, economic profit has been computed by comparing the taxpayer’s total cash investment to the total cash reasonably expected to be received by the taxpayer as a result of the investment. At the time of the Public Offering, Williams, after consultation with its counsel, expressed its belief only in connection with the Public Offering that the purchaser of a Unit in the Public Offering, who did not borrow funds in order to purchase his Unit, had a reasonable possibility of deriving an economic profit in excess of a de minimis amount apart from tax benefits associated with ownership of the Unit. No assurance is given either by the Trustee or counsel to the Trustee to a purchaser of Units in or following the Public Offering as to whether (and to what extent) such purchaser will be entitled to claim deductions and the Section 29 tax credit generated with respect to such Units.

Section 29 Tax Credits	Unitholders are entitled, provided certain requirements are met, to claim tax credits pursuant to Section 29 of the IRC with respect to sales before January 1, 2003, of coal seam gas production attributable to the NPI, the gross income from which is included in their taxable income. The Section 29 tax credit provides a taxpayer a dollar-for-dollar reduction in his regular Federal income tax liability, and, therefore, generally provides to him a greater benefit than a deduction, which merely reduces the amount of his taxable income. Unitholders will not be entitled to the Section 29 tax credit for distributions received in the last three quarters of 2003. The Section 29 tax credit may be available to Unitholders for distributions received in the first quarter of 2003 because, among other reasons, it is attributable to coal seam gas produced and sold on or before December 31, 2002. Allowing Unitholders to take Section 29 tax credits on their 2003 tax returns for coal seam gas produced and sold in the fourth quarter of 2002 is consistent with how Unitholders have reported the income and Section 29 tax credits from fourth quarter production throughout the life of the Trust. Such reporting matches the income recognition with the associated credits. Therefore, the Trust believes that Unitholders should be entitled to take the Section 29 tax credit amount on their 2003 tax returns.

To confirm that Unitholders may take the Section 29 tax credit amount reported herein on their 2003 tax returns, the Trust has filed a private letter ruling request with the IRS. This ruling request is pending. Therefore, the Trust does not yet know whether the IRS agrees that Unitholders may report the Section 29 tax credit amount reported herein on their 2003 tax return. The IRS may take the position that Unitholders may not take the Section 29 tax credit on their 2003 tax returns because Unitholders did not receive the income attributable to fourth quarter 2002 production until 2003, after the Section 29 tax credit had expired. Once the IRS issues a ruling, the Trustee will notify Unitholders as promptly as possible.

Unitholders may choose to file their tax returns before the IRS issues its ruling or to file an extension of time to file their returns while the ruling request is pending. An extension of time to file, however, is not an extension of time to pay tax. Therefore, if Unitholders choose to take the Section 29 tax credit when calculating their 2003 tax liability and an adverse ruling is subsequently issued or the pending ruling request is withdrawn because the IRS notifies the Trust that it expects to issue an adverse ruling, Unitholders may be liable for additional tax, penalties, and interest. If Unitholders choose not to take the Section 29 tax credit when calculating their 2003 tax liability and a favorable ruling is subsequently issued, Unitholders may take the Section 29 tax credit on their original returns, if filed thereafter, or on an amended return and claim a refund for any overpayment of tax resulting from the allowance of the Section 29 tax credit.

Section 29 tax credit information is reported herein only for the first quarter of 2003. For a Unitholder who owned Units of record on the first quarterly record date of 2003, the available Section 29 tax credit (if allowed) is approximately $0.151645 per Unit, based on the first estimate of the GNP implicit price deflator published by the Bureau of Economic Analysis.

The availability of Section 29 tax credits is dependent upon meeting a number of requirements, many of which are factual in nature. Williams represented only in connection with the Public Offering that those factual requirements were met and Williams expressed its belief in connection with the Public Offering that substantially all of the production attributable to the NPI from the coal seam gas wells identified in the October 1, 1992 Reserve Report (defined herein) qualified for Section 29 tax credits. At the time of the Public Offering, counsel to Williams opined as to those requirements that are statutory or legal in nature. If any of the factual requirements are not met, or the opinion not followed, some or all of the expected Section 29 tax credits may not be available.

If any portion of the NPI is treated as a production payment because the NPI is reduced due to WPC’s retained interest, no Section 29 tax credit will be available to a Unitholder with respect to production attributable to that portion. In addition, if the production units or participating areas are expanded to include additional production that does not qualify for the Section 29 tax credit, the amount of Section 29 tax credits available to a Unitholder will not be increased even though his share of production increases. Neither WPC nor the Trust can control whether a production unit or participating area is expanded.

No Section 29 tax credits are available under current law to a Unitholder with respect to production attributable to the Infill NPI, even if an Infill Well recovers a portion of the reserves that prior to the drilling and completion of an Infill Well were recoverable from a well burdened by the NPI that qualified for Section 29 tax credits.

Production from coal seam gas wells drilled after December 31, 1979 and prior to January 1, 1993, qualifies for the Section 29 tax credit, so long as the wells are certified by the Federal Energy Regulatory Commission (“FERC”).

Limits on Unitholder’s Use of Section 29 Tax Credits	The Section 29 tax credit is based on the Unitholder’s pro rata share of qualifying production. It can be used only to the extent that a Unitholder’s regular tax liability exceeds the Unitholder’s tentative minimum tax liability after the regular tax liability has been reduced by the foreign tax credit and certain other nonrefundable personal credits. Any part of the Section 29 tax credit not allowed for the tax year solely because of this alternative minimum tax limitation is subject to certain carryover provisions relating to the alternative minimum tax calculation. Except for the foregoing, there are no IRC provisions that allow for the carryback or carryforward of Section 29 tax credits in any other circumstances. As the carryforward of unused Section 29 tax credits is related to the alternative minimum tax calculation for succeeding years, carryforwards should be allowed, even if the Section 29 tax credit is not extended or reinstated after 2002.

Quarterly Allocations of Section 29 Tax Credits	Under the IRC, a Unitholder is entitled to Section 29 tax credits only to the extent that he is an owner of the economic interest at the time the coal seam gas is produced. The Trustee allocates the income received by the Trust for a quarter, and the Section 29 tax credit allocable to such income, to Unitholders of record on the quarterly record date for such quarter. Such an allocation may be challenged by the IRS, but any challenge is likely to have a material adverse effect only if successful and only for Unitholders who do not own Units for a full quarter for each record date, particularly Unitholders who acquire Units shortly before a record date and sell shortly after a record date.

Unitholder’s Depletion Allowance	Each Unitholder is entitled to amortize the cost of the Units through cost depletion over the life of the NPI (or if greater, through percentage depletion equal to 15 percent of gross income). If any portion of the NPI is treated as a production payment or is not treated as an economic interest, however, a Unitholder will not be entitled to depletion in respect of such portion.

Depletion Recapture	If a taxpayer disposes of any “section 1254 property” (certain oil, gas, geothermal or other mineral property), and if the adjusted basis of such property includes adjustments for deductions for depletion under Section 611 of the IRC (discussed above), the taxpayer generally must recapture the amount deducted for depletion in ordinary income (to the extent of gain realized on the disposition of the property). This depletion recapture rule applies to any disposition of property that was placed in service by the taxpayer after December 31, 1986. Detailed rules set forth in Sections 1.1254-1 through 1.1254-6 of the United States Treasury regulations govern dispositions of property after March 13, 1995. The IRS will likely take the position that a Unitholder who purchases a Unit subsequent to December 31, 1986, must recapture depletion upon the disposition of that Unit.

Non-Passive Activity Income, Credits and Loss	The income, credits and expenses of the Trust are not taken into account in computing the passive activity losses and income under Section 469 of the IRC for a Unitholder who acquires and holds

Units as an investment and did not acquire them in the ordinary course of a trade or business. Section 29 tax credits generated by an investment in Units can be utilized to offset regular tax liability on income from any source, whether active or passive, subject to other limitations discussed herein or arising from the individual tax circumstances of each Unitholder. See “Limits on Unitholder’s Use of Credits” above.

Unitholder Reporting Information	The Trustee furnishes to Unitholders tax information concerning royalty income, depletion and the Section 29 tax credits on an annual basis. Year-end tax information is furnished to Unitholders no later than March 15 of the following year. See the second paragraph under “Description of Units—Periodic Reports to Unitholders.”

The amount of the Section 29 tax credit on coal seam gas is adjusted annually for inflation. In the spring of each year, the IRS issues a notice publishing the inflation factor for the preceding calendar year. The notice issued in the spring of 2003 states that the calendar year 2002 inflation-adjusted credit applies to the sales of qualified fuels sold during the 2002 calendar year. If the IRS allows Section 29 tax credits to be claimed on 2003 tax returns, it is unknown whether the IRS will issue a notice in the spring of 2004 with a new inflation factor or whether the inflation factor published last year will continue to apply.

The Trustee has used the first estimate of the GNP implicit price deflator published by the Bureau of Economic Analysis for calendar year 2003 in determining the amount of the Section 29 tax credit in the schedules included in this booklet. If the IRS issues a notice with an inflation factor for calendar year 2003, the Trustee will furnish Unitholders with such information in the quarterly report to Unitholders immediately following the publication of such information. However, if such information differs materially from the Trustee’s estimate, the Trustee will promptly mail this information to each Unitholder.

Tax Shelter Registration	The Trust is registered as a “tax shelter,” and its tax shelter registration number is 92-364000072. Issuance of a tax shelter registration number does not indicate that the investment in Units or the claimed tax benefits have been reviewed, examined or approved by the IRS.

Substantial Understatement Penalty	Section 6662 of the IRC imposes a penalty in certain circumstances for a substantial understatement of taxes if a taxpayer’s tax liability is understated by more than the greater of (i) 10 percent of the taxes required to be shown on the return or (ii) $5,000 ($10,000 for most corporations). The penalty (which is not deductible) is 20 percent of the understatement.

Except in the case of understatements attributable to “tax shelter” items, which are subject to special rules discussed below, an item of understatement will not give rise to the penalty if: (i) there is or was “substantial authority” for the taxpayer’s treatment of the item, (ii) all the facts relevant to the tax treatment of the item are adequately disclosed on the return or on a statement attached to the return and there is a reasonable basis for the tax treatment of such item, or (iii) there is reasonable cause and the taxpayer acted in good faith.

In the case of understatements attributable to “tax shelter” items by noncorporate taxpayers, the substantial understatement penalty may be avoided only if: (i) the taxpayer establishes that, in addition to having substantial authority for his position, he reasonably believed that the treatment claimed was more likely than not the proper treatment of the item, or (ii) there is reasonable cause and the taxpayer acted in good faith. In the case of understatements attributable to “tax shelter” items by corporate taxpayers, effective for transactions occurring after December 8, 1994, the substantial authority and reasonable belief exception does not apply. Accordingly, in a transaction occurring after December 8, 1994, if a corporate taxpayer has a substantial understatement attributable to a “tax shelter” item, penalties apply unless the corporate taxpayer can show reasonable cause and good faith. For transactions involving corporate taxpayers and substantial understatements attributable to “tax shelter” items occurring before December 9, 1994, the rules applicable to noncorporate taxpayers apply. A “tax shelter” item is an item (e.g., income, gain, loss, deduction, credit) attributable to a partnership or other entity, any investment plan or arrangement, or any other plan or arrangement, if a significant purpose of such partnership, entity, plan or arrangement is the avoidance or evasion of income tax. For transactions entered into before August 6, 1997, the relevant standard is whether tax avoidance or evasion of income tax was the principal purpose of the entity, plan, or arrangement.

No assurance is given either by the Trustee or counsel to the Trustee as to the possible application of this penalty or any other penalties, in part because such application depends largely upon the individual circumstances under which the Units were acquired. As a result, purchasers of Units in and after the Public Offerings should consult their personal tax advisors.

ERISA CONSIDERATIONS

     The section entitled “ERISA Considerations” appearing in the Public Offering Prospectus sets forth certain information regarding the applicability of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and the IRC to pension, profit-sharing and other employee benefit plans, and to individual retirement accounts (collectively, “Qualified Plans”). A copy of this section of the Public Offering Prospectus is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

     Due to the complexity of the prohibited transaction rules and the penalties imposed upon persons involved in prohibited transactions, it is important that potential qualified plan investors consult their counsel regarding the consequences under ERISA and the IRC of their acquisition and ownership of Units.

STATE TAX CONSIDERATIONS

     THE FOLLOWING IS INTENDED AS A BRIEF SUMMARY OF CERTAIN INFORMATION REGARDING STATE INCOME TAXES AND OTHER STATE TAX MATTERS AFFECTING THE TRUST AND UNITHOLDERS. UNITHOLDERS SHOULD THEREFORE CONSULT THE UNITHOLDER’S TAX ADVISOR REGARDING STATE INCOME TAX FILING AND COMPLIANCE MATTERS.

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

     Federal and State Regulation of Gas. The Underlying Properties are subject to the jurisdiction of the Federal Energy Regulatory Commission (“FERC”) and the Department of Energy (“DOE”) with respect to various aspects of gas operations, including marketing and production of gas but not the wellhead price for natural gas. All sales of natural gas produced from the Underlying Properties are considered under the Natural Gas Policy Act of 1978 (“NGPA”) and the Natural Gas Wellhead Decontrol Act of 1989 to be sold at the wellhead (as opposed to downstream sales or resales) for purposes of pricing and therefore are not subject to federal regulation.

     The transportation of natural gas in interstate commerce is subject to Federal regulation by FERC under the Natural Gas Act (“NGA”) and the NGPA. FERC has initiated a number of regulatory policy initiatives that have affected the transportation of natural gas from the wellhead to the market and may promulgate new regulations that affect the marketing of natural gas. Such initiatives include regulations that are intended to further open access to interstate pipelines by requiring such pipelines to unbundle their transportation services from sales services and allow customers to choose and pay for only the services they require, regardless of whether the customer purchases natural gas from such pipelines or from other suppliers. Although these regulations should generally facilitate the transportation of natural gas produced from the Underlying Properties to natural gas markets, the impact of these regulations on marketing production from the Underlying Properties cannot be fully predicted at this time; however, it is possible such impact could be significant.

     Many state jurisdictions have at times imposed limitations on the production of gas by restricting the rate of flow for gas wells from their actual capacity to produce and by imposing acreage limitations for the drilling of a well. State jurisdictions have also imposed permitting requirements that may delay the drilling of new wells. Most states regulate the exploration for and the subsequent production of gas. These regulations include requirements for obtaining drilling permits, the method of developing new fields, provisions for the unitization or pooling of gas properties, the spacing, operation, plugging and abandonment of wells and the prevention of waste of gas resources. The rate of production may be regulated and the maximum daily production allowable from gas wells may be established on a market demand or conservation basis or both.

     Several states have in past years also enacted or proposed regulations intended to revise significantly current systems of prorationing gas production. The modified rules may decrease the total amount of gas produced and could result in an increase in market prices for gas. The foregoing developments have fostered debate regarding the purpose and effect of the new prorationing rules, with opponents of such rules arguing that the primary purpose thereof is to increase gas prices by withholding supplies from the market.

     At the present time, it is impossible to predict what potential regulatory proposals, if any, might actually be enacted by Congress or the various state legislatures or regulatory entities and what effect, if any, such proposals might have on the Underlying Properties gas or oil prices and the Trust.

Environmental Regulation

     General. Activities on the Underlying Properties are subject to existing Federal, state and local laws (including case law), rules and regulations governing health, safety, environmental quality and pollution control. It is anticipated that, absent the occurrence of an extraordinary circumstance or event, compliance with existing Federal, state and local laws, rules and regulations regulating health, safety, the release of materials into the environment or otherwise relating to the protection of the environment will not have a material adverse effect upon the Trust or Unitholders. The Trustee cannot predict what effect additional regulation or legislation, enforcement policies thereunder, and claims for damages to property, employees, other persons and the environment resulting from operations on the Underlying Properties could have on the Trust or Unitholders. However, pursuant to the terms of the Conveyance, any costs or expenses incurred by WPC in connection with environmental liabilities arising out of or relating to activities occurring on, in or in connection with, or conditions existing on or under, the Underlying Properties before October 1, 1992, will be borne by WPC and not the Trust and will not be deducted in calculating NPI Net Proceeds or Infill Net Proceeds. Environmental costs or expenses that are attributable to the Farmout Properties that arise after October 1, 1992, could reduce the revenue paid to WPC and, therefore, the amount of NPI Net Proceeds.

     Solid and Hazardous Waste. The Royalty Interests are carved out of WPC’s interests in certain properties that have produced gas from other formations for many years. WPC, the owner of the Underlying Properties, has acted as operator for only a small number of the coal seam gas wells, and for a relatively short period of time. Williams and WPC have advised the Trustee that to their knowledge, although WPC and the other operators have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other solid or hazardous wastes may have been disposed or released on or under the Underlying Properties by the current or previous operators. Federal, state and local laws applicable to gas-related wastes and properties have become increasingly more stringent. Under these laws, WPC or an operator of the Underlying Properties could be required to remove or remediate previously disposed wastes or property contamination (including groundwater contamination) or to perform remedial plugging operations to prevent future contamination.

     The operations of the Underlying Properties may generate wastes that are subject to the Federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes. The Environmental Protection Agency (the “EPA”) has limited the disposal options for certain hazardous wastes and may adopt more stringent disposal standards for nonhazardous wastes.

     Superfund. The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), also known as the “superfund” law, imposes liability, regardless of fault or the legality of the original conduct, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the current or previous owner and the current or previous operator of a site and companies that disposed or arranged for the disposal of, the hazardous substance found at a site. CERCLA also authorizes the EPA and, in some cases, private parties to take actions in response to threats to the public health or the environment and to seek recovery from such responsible classes of persons of the costs of such action. In the course of their operations, the operators of the Underlying Properties have generated and will generate wastes that may fall within CERCLA’s definition of “hazardous substances.” Quatro Finale (as a previous owner), WPC or an operator of the Underlying Properties may be responsible under CERCLA for all or part of the costs to clean up sites at which such substances have been disposed.

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

     OSHA/Right-to-know. The operations of the Underlying Properties are subject to the requirements of the Federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the Federal Superfund Amendment and Reauthorization Act and similar state statutes require that information be organized and maintained about hazardous materials used or produced in the operations. Certain of this information must be provided to employees, state and local government authorities and citizens.

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

     Demand for natural gas has decreased recently after spiking up during the winter months. This decrease was in response to weakened domestic economic conditions, relatively lower prices for alternative energy sources, and other factors. Decreased demand has recently resulted in lower prices for natural gas after spiking up during the winter months. In addition, in the recent short term, demand for natural gas production in the United States has generally resulted in increased competitive pressure and significantly higher natural gas prices. The existence or effect of any shortages or excesses of natural gas production capacity as may exist in the future cannot be predicted with certainty. See “Item 2—Properties—The Royalty Interests—Historical Gas Sales Prices and Production.”

     Demand for natural gas production has historically been seasonal in nature and prices for gas fluctuate accordingly. Consequently, the amount of cash distributions by the Trust may vary substantially on a seasonal basis. Generally, gas production volumes and prices tend to be higher during the first and fourth quarters of the calendar year. Because of the lag between the receipt of revenues related to the Underlying Properties and the dates on which distributions are made to Unitholders, however, any seasonality that affects production and prices generally should be reflected in distributions that are made to Unitholders in later periods. See “—Description of Units—Distributions and Income Computations.”

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

     On May 7, 1997, effective as of May 1, 1997, WPC transferred the Underlying Properties to Quatro Finale LLC, a Delaware limited liability company, pursuant to the terms of a Purchase and Sale Agreement dated as of May 1, 1997 (“1997 Transaction”). Prior to the 1997 Transaction, WPC had owned the Underlying Properties, subject to and burdened by the Royalty Interests owned by the Trust, since the inception of the Trust. The sale of the Underlying Properties is expressly permitted under the Trust Agreement. Neither the Trustee nor the Delaware Trustee has any control over or responsibility relating to the operation of the Underlying Properties. Under the terms of the 1997 Transaction, ownership of the Underlying Properties reverted back to WPC effective February 1, 2001. Pursuant to a Purchase and Sale Agreement dated March 14, 2001 (the “2001 Transaction Agreement”) and effective March 1, 2001, WPC transferred the Underlying Properties to Quatro Finale V LLC, a Delaware limited liability company (the “2001 Transaction”). On June 3, 2003, the Trust received notice from WPC of its exercise of the right to repurchase interests in the Underlying Properties from Quatro Finale V LLC pursuant to the 2001 Transaction Agreement. According to the notice, the acquisition of the Underlying Properties closed May 8, 2003, upon WPC’s execution of the Assignment and Bill of Sale, and the transaction has an effective date of January 1, 2003. With respect to the ownership of the Underlying Properties for any period from May 1, 1997 through February 28, 2001, and for the period from March 1, 2001 through January 1, 2003, references herein to WPC should be deemed to refer to Quatro Finale.

     Concurrently with the 2001 Transaction, WPC and Quatro Finale entered into a Management Services Agreement dated March 1, 2001 (the “Management Services Agreement”), whereby WPC agreed, among other things, to continue to manage and operate the Underlying Properties and to handle the receipt and payment of funds with respect thereto. Prior to the 2001 Transaction, WPC received all payments relating to the Underlying Properties and, pursuant to the Conveyance, paid to the Trust the portion thereof attributable to the Royalty Interests. Following the 2001 Transaction through January 1, 2003, under the Management Services Agreement, WPC collected all revenues on behalf of Quatro Finale and was obligated to pay to the Trust on behalf of Quatro Finale the amounts payable with respect to the Royalty Interests.

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

     Concurrently with the 2001 Transaction, WPC, Williams, the Trust and Quatro Finale entered into an Agreement dated March 1, 2001 (the “Performance Acknowledgement Agreement”), pursuant to which (i) the parties acknowledged that, although WPC was selling the Underlying Properties to Quatro Finale, WPC retained all of its duties and obligations under the Trust Agreement, Conveyance and related documents (the “Trust Documents”), subject to the terms and conditions set forth in the 2001 Transaction Agreement and the agreements entered into pursuant to the 2001 Transaction Agreement, (ii) Williams and WPC each confirmed and agreed that, notwithstanding the sale of the Underlying Properties to Quatro Finale, Williams and WPC would continue to perform their respective obligations to the Trust pursuant to the Trust Documents, including without limitation the performance assurances of Williams set forth in the Conveyance, and (iii) Quatro Finale acknowledged and agreed that it was purchasing the Underlying Properties burdened by the Royalty Interests owned by the Trust.

     The following description contains a summary of the material terms of the Conveyance and is subject to and qualified by the more detailed provisions of the Conveyance, a copy of which is filed as an exhibit to this Form 10-K.

The Underlying Properties

     The Royalty Interests were conveyed by WPC to the Trust from its net revenue interest (working interest less lease burdens) in the WI Properties and its net profits interest in the Farmout Properties. Substantially all of the production from the Underlying Properties is from the Fruitland coal formation in the San Juan Basin. The San Juan Basin (the “Basin”), one of the largest gas producing basins in the United States, encompasses approximately 12,000 square miles in northwest New Mexico and southwest Colorado, just east of the common corner of the states of Utah, Arizona, New Mexico and Colorado known as the Four Corners. It covers parts of La Plata and Archuleta counties in Colorado, as well as parts of San Juan, Rio Arriba, McKinley and Sandoval counties in New Mexico. The Basin has been an active area for coal seam gas development within the Fruitland coal formation.

     Williams acquired its interests in the Underlying Properties in 1983 through the acquisition of Northwest Pipeline Corporation (“Northwest”), and such Underlying Properties were transferred to WPC on December 31, 1990. Northwest originally owned working interests that were burdened by overriding royalty interests in the Underlying Properties. The overriding royalty interests resulted in excessive burdens and Northwest negotiated settlements with the owners of the overriding royalty interests. Pursuant to one of these settlements, Northwest and Amoco Production Company (“Amoco”) entered into a joint venture under which Northwest agreed to assign to Amoco certain oil and gas properties in two exploratory areas, one of which (the PLA-9 properties) comprises the Farmout Properties. In consideration for such assignment, Northwest received an overriding royalty interest in the Farmout Properties. Northwest’s rights under the joint venture agreement were subsequently assigned to WPC, which elected, effective as of October 1, 1992, to convert the overriding royalty interest in the Farmout Properties to a 35 percent net profits interest.

     Development of the Fruitland coal formation acreage has resulted in the drilling of 627 gross coal seam gas wells in the Underlying Properties, 22 of which are in the Farmout Properties. WPC owns mineral rights in the Fruitland coal formation under 214 oil and gas leases. Under the terms of these leases, WPC has the right to extract oil and gas from the lease properties. WPC holds either a record title interest, operating right interest or net profits interest in the leases. Record title and operating right interests are commonly referred to as working interests. The Underlying Properties constitute substantially all of WPC’s proved reserves in the Fruitland coal formation. WPC does not operate any of the coal seam gas wells on the Underlying Properties.

     Unitized Areas. Approximately 90 percent of the Fruitland coal formation proved developed coal seam gas wells on the WI Properties are located within the boundaries of New Mexico Federal Units (as defined herein). Pursuant to the Federal Mineral Leasing Act of 1920, as amended, and applicable state regulations, owners of oil and gas leases in New Mexico created large unitized areas consisting of several contiguous sections for the orderly development and conservation of oil and gas reserves. The WI Properties participate in production from the 12 unitized areas in New Mexico referred to in the following table (the “Federal Units”). Operation and development of the Federal Units is governed by unit agreements and unit operating agreements (collectively, the “Unit Agreement”). Under the Unit Agreement and applicable government regulations, the Federal Unit operators request regulatory approval from the New Mexico Commission of Public Lands, the New Mexico Oil Conservation Commission and the Bureau of Land Management to establish or expand participating areas which produce oil and gas in paying quantities from designated formations. The interests of participants in a participating area are based on the surface acreage included in the participating area. Under the terms of the Unit Agreements, the operators, selected by a vote of the respective working interest owners, perform all operating functions.

     In all of the Federal Units, participating areas have been formed for the Fruitland coal formation. After the wells capable of producing gas in paying quantities from the Fruitland coal formation are drilled on the undeveloped drill blocks included within a Federal Unit, such wells are added to the participating area if approved in accordance with the appropriate Unit Agreement. A delay of at least 18-36 months is usually incurred after a well is completed and producing before it is added to a participating area. As participating areas are created and expanded, such modification (which will be effective retroactively to the date production commenced from the wells causing such expansion) results in a participant owning undivided interests in all of the producing wells within the participating area. Therefore, WPC’s working interest and net revenue interest in the wells in a Federal Unit or participating area may be modified retroactively, which could affect significantly the amount of NPI Net Proceeds with respect to production from October 1, 1992. If any well(s) that produced or may have produced marketable quantities of coal seam gas prior to 1980 is included in or added to a participating area in which the WI Properties participate, the Conveyance provides that such well(s) will be treated as, and the Trust will own, a separate Net profits interest in such well(s) (the “Pre-80 Production NPI”). The net proceeds for such Pre-80 Production NPI would be calculated in a manner similar to the calculation of Infill Net Proceeds, and the Trust’s share of such net proceeds will be 81 percent, subject to decrease upon the same terms as the NPI. If a participating area expansion includes production from wells that do not qualify for Section 29 tax credits, the tax credit available to Unitholders in respect of production attributable to the NPI from such Federal Unit could be reduced. See “Item 1 — Federal Income Taxation.” As discussed in “Item 1 — Federal Income Taxation”, coal seam gas produced and sold after December 31, 2002, will no longer generate a Section 29 tax credit unless the Section 29 tax credit is extended by Congress.

     The following table reflects certain information from the Reserve Report as of December 31, 2003 prepared by Miller and Lents, Ltd. dated January 30, 2004 (the “December 31, 2003 Reserve Report”) regarding the Federal Units in which the WI Properties participate. At December 31, 2003, the WI Properties covered 680 gross (78 net) coal seam gas wells with working interests ranging from 0.5889 percent to 100 percent, with an average working interest of approximately 11.42 percent. The Royalty Interests participate in each Federal Unit and participating area in which the WI Properties participate based on the acreage containing wells with proved reserves on December 31, 2003.

		Underlying Properties
			Estimated
			Discounted
			Future Net
		Net Proved	Revenues
		Reserves	(Discounted
Federal Unit	Federal Unit Operator	(Bcf)	at 10%)
			(In Thousands)
San Juan 30-5	Conoco Phillips Petroleum Company	24.2	51,731
San Juan 32-7	Conoco Phillips Petroleum Company	19.7	42,909
San Juan 32-8	Conoco Phillips Petroleum Company	15.8	34,965
San Juan 30-6	Meridian Oil Inc.	13.6	29,356
San Juan 31-6	Conoco Phillips Petroleum Company	10.1	21,790
San Juan 29-6	Conoco Phillips Petroleum Company	10.1	21,191
San Juan 29-7	Meridian Oil Inc.	6.0	12,992
San Juan 32-9	Meridian Oil Inc.	4.3	9,064
Northeast Blanco	Blackwood & Nichols Co., Ltd.	2.4	5,448
Huerfano	Meridian Oil Inc.	2.9	5,034
San Juan 29-5	Conoco Phillips Petroleum Company	0.9	1,777
San Juan 28-6	Meridian Oil Inc.	0.7	1,301
San Juan 28-5	Meridian Oil Inc.	0.1	212

     Meridian Oil Inc. is a subsidiary of Burlington Resources Inc. and Blackwood & Nichols Co., Ltd. is a subsidiary of Devon Energy Corporation.

     Well Count and Acreage Summary. The following table shows as of December 31, 2003, 2002, and 2001, the gross and net wells and acreage by proved producing and nonproducing categories for the WI Properties.

	Number of
	Wells		Acres
December 31,	Gross	Net	Gross	Net
2003
Producing	680	78	150,988	20,681
Nonproducing	0	0	0	0

Total	680	78	150,988	20,681

2002
Producing	627	72	150,988	20,681
Nonproducing	0	0	0	0

Total	627	72	150,988	20,681

2001
Producing	631	73	150,988	20,681
Nonproducing	0	0	0	0

Total	631	73	150,988	20,681

     Of the total gross wells described above at December 31, 2003, 657 gross wells are located in unitized areas. In addition to the above, the Farmout Properties have 22 gross wells.

     Properties Outside Unitized Areas. The WI Properties also include interests held by WPC in 23 proved developed Fruitland formation coal seam gas wells held in areas outside of Federal Units that are not reflected in the foregoing table. As of December 31, 2003, WPC’s working interest and net revenue interests in these wells averaged 0.0589 percent and 32.43 percent, respectively.

     The Farmout Properties consist of a 35 percent Net profits interest on a property farmed out to Amoco in La Plata County, Colorado. Such properties are not within any Federal Unit boundary. The Farmout Properties are owned, and most of the wells thereon are operated, by Amoco. Neither Williams, WPC, the Delaware Trustee, the Trustee nor the Unitholders are able to influence or control the operation or future development of the Farmout Properties. WPC has advised the Trustee that it believes that a majority of the production from the Farmout Properties is sold by Amoco under short-term marketing arrangements at spot market prices and qualifies for the Section 29 tax credit (to the extent the Section 29 tax credit is available). No assurance can be given, however, that Amoco will not in the future subject production from the Farmout Properties to long-term sales contracts at non-market responsive prices. A portion of the production from the Farmout Properties is gathered by WFS pursuant to a gathering contract at rates and subject to other terms that were negotiated on an arms-length basis. As of December 31, 2003, 22 gross wells had been drilled on the Farmout Properties. For a further description of the Farmout Properties, see “ — The NPI.”

The NPI

     The NPI generally entitles the Trust to receive 60 percent of the NPI Net Proceeds. NPI Net Proceeds consists generally of the aggregate proceeds attributable to (i) WPC’s net revenue interest based on the sale at the Wellhead of gas produced from the WI Properties and (ii) the revenue stream received by WPC from its 35 percent Net profits interest in the Farmout Properties, less (a) WPC’s working interest share of property and production taxes on the WI Properties; (b) WPC’s working interest share of actual operating costs on the WI Properties to the extent in excess of those agreed to be paid by WPC as described herein; (c) WPC’s working interest share of capital costs on the WI Properties to the extent in excess of those agreed to be paid by WPC as described herein; and (d) interest on the unrecovered portion, if any, of the foregoing costs at Citibank’s Base Rate.

     Most of the wells reflected in the December 31, 2003 Reserve Report were drilled prior to 1994. Significant additional capital expenditures were not incurred during the early years of the production lives of such wells, and it is not anticipated that further significant capital expenditures will be incurred. Consequently, the December 31, 2003 Reserve Report was prepared on the basis that there will be no capital expenditures borne by the Royalty Interests. Nevertheless, the operators and working interest owners of the wells could elect at any time to implement measures to increase the producible reserves. These measures, if implemented, could involve additional compression or enhanced or secondary recovery operations requiring substantial capital expenditures that would be proportionately borne by the Royalty Interests.

     Exhibit B to the Conveyance reflects estimated annual operating expenses for wells on the WI Properties. No operating expenses in respect of the WI Properties will be deducted in calculating NPI Net Proceeds except when the actual cumulative operating expenses attributable to WPC’s working interests in the WI Properties exceed the estimated cumulative operating expenses reflected in Exhibit B to the Conveyance as of the close of a calendar quarter (less the estimated operating costs in such Exhibit that are allocable to two wells that were repurchased effective as of January 1, 1994, by WPC as a purchase price adjustment or to any wells that are reconveyed to WPC as uneconomic). The amount by which such actual cumulative operating expenses exceed estimated cumulative operating expenses reflected in such Exhibit will be deducted in calculating NPI Net Proceeds and, therefore, will reduce the amounts payable to the Trust.

     If, during any period, costs and expenses deductible in calculating the NPI Net Proceeds exceed gross proceeds, neither the Trust nor Unitholders will be liable for such excess, but the Trust will receive no payments for distribution to Unitholders with respect to the NPI until future gross proceeds exceed future costs and expenses plus the cumulative excess of such costs and expenses plus interest thereon at Citibank’s Base Rate. However, if the excess costs are the result of capital costs incurred for enhanced recovery or similar operations on the WI Properties, the Trust will receive no less than 20 percent of the NPI Net Proceeds (calculated before such capital costs are deducted) until such excess costs plus interest thereon at Citibank’s Base Rate are recovered by WPC unless such capital costs are $3,000,000 or more, in which event the Trust will only receive payments equal to the administrative costs of the Trust until such unrecovered costs plus interest thereon at Citibank’s Base Rate are less than $3,000,000.

     The calculation of NPI Net Proceeds includes amounts received by WPC in respect of its 35 percent net profits interest in the Farmout Properties. WPC’s net profits interest in the Farmout Properties is calculated on a total operations basis and is defined as lease revenues less burdens, operating expenses (including overhead as defined in the applicable operating agreement) and all taxes related to the value of reserves, production, property and equipment (e.g., severance and ad valorem taxes).

     WPC has advised the Trustee that the majority of the coal seam gas from the Farmout Properties is sold by Amoco under short-term marketing arrangements at spot market prices and the remainder is marketed by the other operators of the wells in the Farmout Properties. Neither the Gas Purchase Contract nor the Gas Gathering Contract covers the volumes produced from the Farmout Properties.

Reserve Report

     The following table summarizes net proved reserves estimated as of December 31, 2003, and certain related information for the Royalty Interests and Underlying Properties from the December 31, 2003 Reserve Report prepared by Miller and Lents, Ltd., independent petroleum engineers. A summary of the December 31, 2003 Reserve Report is filed as an exhibit to this Form 10-K and incorporated herein by reference. See Note 9 to “Item 8—Financial Statements and Supplementary Data—Notes to Financial Statements” for additional information regarding the net proved reserves of the Trust.

     A Net profits interest does not entitle the Trust to a specific quantity of gas but to a portion of the net proceeds derived therefrom. Ordinarily, and in the case of the Farmout Properties, proved reserves attributable to a Net profits interest are calculated by deducting an amount of gas sufficient, if sold at the prices used in preparing the reserve estimates for such net profits interest, to pay the future estimated costs and expenses deducted in the calculation of the net proceeds of such interest. Because WPC has agreed to pay certain operating and capital costs with respect to the WI Properties, no amount of gas in respect of such costs has been deducted from the amount of reserves attributable to the WI Properties in determining the amount of reserves attributable to the Royalty Interests. Accordingly, the reserves presented for the Royalty Interests reflect quantities of gas that are free of future costs and expenses (other than production, severance and ad valorem taxes in respect of the WI Properties) if the price and cost assumptions set forth in the December 31, 2003 Reserve Report occur. The December 31, 2003 Reserve Report was prepared in accordance with criteria established by the Commission and, accordingly, is based upon a contractual price for gas for December

2003, of $5.61 per MMBtu before transportation charges. The December 31, 2003 Reserve Report is also based on the percentage share of NPI Net Proceeds payable to the Trust continuing at 60 percent for the remaining life of the reserves.

	Royalty	Underlying
	Interests	Properties
Net Proved Gas Reserves (Bcf)(a)(b)	44.4	123.8
Estimated Future Net Revenues (in millions)(c)	113.7	413.7
Discounted Estimated Future Net Revenues (in millions)(c)	65.3	267.1

(a)	Although the prices utilized in preparing the estimates in this table are in accordance with criteria established by the Commission, such prices were influenced by seasonal demand for natural gas and other factors and may not be the most representative prices for estimating future net revenues or related reserve data.

(b)	The gas reserves were estimated by Miller and Lents, Ltd. by applying decline curve analyses utilizing type curves for the various areas in the Basin. The bases for the consideration of type curves are the production histories, the water and gas production rates and the initial reservoir pressures of the wells in the separate areas.

(c)	Estimated future net revenues are defined as the total revenues attributable to the Underlying Properties and Royalty Interests less royalties, severance and ad valorem taxes, operating costs and future capital expenditures in excess of estimated amounts to be paid by WPC. Overhead costs (beyond the standard overhead charges for the nonoperated properties) have not been included, nor have the effects of depreciation, depletion and Federal income tax. Estimated future net revenues and discounted estimated future net revenues are not intended and should not be interpreted as representing the fair market value for the estimated reserves.

     As discussed in “Item 1 — Federal Income Taxation,” coal seam gas produced and sold after December 31, 2002, will no longer generate a Section 29 tax credit unless the Section 29 tax credit is extended or reinstated by Congress.

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

     Information concerning historical changes in net proved reserves attributable to the Underlying Properties, and the calculation of the standardized measure of discounted future net revenues related thereto, are contained in Note 9 to “Item 8—Financial Statements and Supplementary Data—Notes to Financial Statements.” Williams has not filed reserve estimates covering the Underlying Properties with any Federal authority or agency other than the Commission.

Historical Gas Sales Prices and Production

     The following table sets forth the actual net production volumes from the WI Properties, weighted average lifting costs and information regarding historical gas sales prices for each of the years ended December 31, 2003, 2002 and 2001:

	Year Ended December 31,
	2003	2002	2001
Production from the WI Properties (MMcf)	10,943	11,992	15,937
Weighted average lifting costs (dollars per Mcf)	$0.32	$0.31	$0.24
Weighted average sales price of gas produced from the WI Properties (dollars per Mcf)	$2.64	$1.56	$1.91
Average Blanco Hub Spot Price (dollars per MMBtu)	$4.42	$2.58	$3.75

     The published Blanco Hub Spot Price for December 2003 was $5.61 per MMBtu. Information regarding average wellhead sales prices for production from the Farmout Properties is not available to WPC, although WPC has advised the Trustee that it believes production from such properties is currently sold by Amoco under short-term marketing arrangements at spot market prices. While Williams may, from time to time, enter into hedge instruments to manage their price risk associated with natural gas production from the Underlying Properties, the effects of any such hedge instruments are not used in the determination of the Trust’s royalty income attributable from the Net profits interest in the Underlying Properties. Production from the Farmout Properties (in MMcf) was 2,352, 2,265, and 3,146 in 2003, 2002, and 2001, respectively.

NPI Percentage Reduction

     As described above under “—The NPI,” since the Trust’s inception, the NPI has generally entitled the Trust to receive 81 percent of NPI Net Proceeds. However, under the terms of the Conveyance, at the point that (i) cumulative gas production since October 1, 1992, from the Underlying Properties has exceeded 178.5 Bcf and (ii) the internal rate of return of the “Aftertax Cash flow per Unit” (as defined below) has equaled or exceeded 12 percent, the percentage of NPI Net Proceeds payable to the Trust in respect of the NPI is automatically and permanently reduced to 60 percent. In such event, WPC’s retained percentage of NPI Net Proceeds is correspondingly increased from 19 percent to 40 percent. For purposes hereof, “Aftertax Cash Flow per Unit” is equal to the sum of the following amounts that a hypothetical purchaser of a Unit in the Public Offering would have received or been allocated if such Unit were held through the date of such determination: (a) total cash distributions per Unit plus (b) total tax credits available per Unit under Section 29 of the IRC less (c) the net taxes payable per Unit (assuming a Federal income tax rate of 31 percent, which at the time of the formation of the Trust was the highest Federal income tax rate applicable to individuals). IRR is the annual discount rate (compounded quarterly) that equates the present value of the Aftertax Cash Flow per Unit to the initial price to the public of the Units in the Public Offering (which was $20.00 per Unit).

     Cumulative production since October 1, 1992, from the Underlying Properties has been in excess of 178.5 Bcf since 1999. The 12 percent internal rate of return of Aftertax Cash Flow per Unit was reached in the fourth quarter of 2000. Consequently, beginning in the fourth quarter of 2000, the percentage of NPI Net Proceeds the Trust is entitled to receive under the NPI has been permanently reduced from 81 percent to 60 percent. WPC’s retained percentage of NPI Net proceeds has been correspondingly increased from 19 percent to 40 percent.

Gas Purchase Contract

     Under the terms of the Gas Purchase Contract, WPX Gas Resources (as successor in interest to WGM) purchased the natural gas produced from the WI Properties (except for certain small volumes) at the Wellhead. The Gas Purchase Contract commenced October 1, 1992, and expires on the termination of the Trust. The Gas Purchase Contract provides for a pricing mechanism during an initial 5-year period (“Primary Term”), which expired on December 31, 1997. Following the expiration of the Primary Term, the pricing mechanism continues for one or more consecutive additional one-year terms (each such term a “Contract Year”) unless and until WPX Gas Resources exercises its annual option, exercisable 15 days prior to the end of each Contract Year, to discontinue purchasing gas from WPC under the pricing provision of the Gas Purchase Contract and instead purchase gas at a monthly price equal to the “Index Price” as described hereafter. For each of the Contract Years 2001, 2002 and 2003, WPX Gas Resources did not exercise this option and therefore the pricing mechanism of the Primary Term remained in effect for each of those past years and will continue to remain in effect through at least December 31, 2004. Under this mechanism, the monthly price to be paid by WPX Gas Resources for natural gas purchased pursuant to the Gas Purchase Contract shall be (a) the $1.70 Minimum Purchase Price, less (b) any costs paid by WPX Gas Resources to gather, treat and process the gas and deliver it to specified delivery points and plus (c) under certain circumstances, additional amounts determined as described below:

(i) If the Index Price (as defined below) in any month during any Contract Year, including 2004, is greater than $1.94 per MMBtu, then WPX Gas Resources will pay WPC an amount for gas purchased equal to $1.94 per MMBtu, less the costs paid by WPX Gas Resources to gather and process such gas and deliver it to specified delivery points, plus 50 percent of the excess of the Index Price over $1.94 per MMBtu (the “Price Differential”), provided WPX Gas Resources has no accrued Price Credits (as defined below) in the Price Credit Account (as defined below). If WPX Gas Resources has accrued Price Credits in the Price Credit Account, then WPX Gas Resources will be entitled to reduce the amount in excess of the Minimum Purchase Price (before deducting gathering and processing costs and costs to deliver the gas to specified delivery points) that otherwise would be payable by any accrued and unrecouped Price Credits in the Price Credit Account, and WPX Gas Resources will not be obligated to pay WPC any amounts in excess of the Minimum Purchase Price until such time as all accrued Price Credits have been recouped and a zero balance exists in the Price Credit Account.

(ii) If the Index Price in any month during any Contract Year, including 2004, is greater than the Minimum Purchase Price but less than or equal to $1.94 per MMBtu, then WPX Gas Resources will pay WPC an amount for each MMBtu purchased equal to the Index Price less the costs paid by WPX Gas Resources to gather and process such gas and deliver it to specified delivery points, provided WPX Gas Resources has no accrued Price Credits in the Price Credit Account. If WPX Gas Resources has accrued Price Credits in the Price Credit Account, then WPX Gas Resources will be entitled to reduce the amount in excess of the Minimum Purchase Price (before deducting, gathering and processing costs and costs to deliver to specified delivery points) that otherwise would be payable by any accrued and unrecouped Price Credits in the Price Credit Account, and WPX Gas Resources will not be obligated to pay WPC any amounts in excess of the Minimum Purchase Price until such time as all accrued Price Credits have been recouped and a zero balance exists in the Price Credit Account.

(iii) If the Index Price in any month during any Contract Year, including 2004, is less than the Minimum Purchase Price, then WPX Gas Resources will pay for each MMBtu of gas purchased the Minimum Purchase Price less the costs paid by WPX Gas Resources to gather and process such gas and deliver it at specified delivery points, and WPX Gas Resources will receive a credit (the “Price Credit”) from WPC for each MMBtu of gas purchased by WPX Gas Resources equal to the difference between the Minimum Purchase Price and the Index Price. WPC is required to establish and maintain the Price Credit Account containing the accrued and unrecouped amount of such Price Credits. No Price Credits were accrued in respect of production purchased by WPX Gas Resources prior to January 1, 1994.

     For the year ended December 31, 2003, which is based on production volumes and natural gas prices for the twelve months ended September 30, 2003, the Index Price exceeded the Minimum Purchase Price for each month during the year. As of December 31, 2003 and 2002, there were no remaining unrecouped Price Credits in the Price Credit Account.

     To the extent there may in the future be a balance in the Price Credit Account, the entitlement to recoup Price Credits means that if and when the Index Price is above the Minimum Purchase Price, future royalty income paid to the Trust would be reduced until such time as such Price Credits have been fully recouped. Corresponding cash distributions to Unitholders would also be reduced.

     Subsequent to the expiration of the Primary Term of the pricing provision of the Gas Purchase Contract, which occurred on December 31, 1997, WPX Gas Resources has an annual option (which can be exercised only once during the term of the Gas Purchase Contract) to discontinue purchasing gas under the pricing provision of the Gas Purchase Contract by giving written notice of its election to pay solely the Index Price (less the costs paid by WPX Gas Resources to gather, treat and process such gas and deliver it to specified points). If WPX Gas Resources so elects to discontinue paying under the pricing provision, WPX Gas Resources will no longer be entitled to retain the Price Differential when the Index Price exceeds $1.94 per MMBtu and any accrued and unrecouped Price Credits will be extinguished. Since there is no published price in the San Juan Basin for wellhead deliveries, the wellhead price in the Gas Purchase Contract is determined by utilizing a published price that is inclusive of gathering, treating and processing costs. As used in this “Item 2. Properties – Reserve Report,” “Index Price” means 97 percent of the first of month El Paso Natural Gas Co. — San Juan Spot Price. The El Paso Natural Gas Co. — San Juan Spot Price is a posted index price per MMBtu (dry basis) published in Inside F.E.R.C.’s Gas Market Report, which is a bi-monthly publication by The McGraw-Hill Companies, Inc. The Gas Purchase Contract provides WPX Gas Resources a one-time option to convert the Index Price from the first of month posting of El Paso Natural Gas Co. — San Juan Spot Price to the average of the bi-monthly postings for that same index. The Gas Purchase Contract further provides for an alternative indexing mechanism in the event the Inside F.E.R.C.’s Gas Market Report indices are modified or discontinued. All prices used as index prices are delivered prices at the specified point of delivery and are, therefore, before deducting gathering and/or transportation charges, taxes, treating costs or other costs payable prior to the delivery points. During periods when there is a Price Differential, WPX Gas Resources will absorb a portion of the gathering charges based on a formula specified within the Gas Purchase Contract.

     A small volume of gas produced from the WI Properties (less than 5 percent) is sold by the operators of certain wells under gas purchase contracts with other buyers.

     The prices paid to WPC pursuant to the Gas Purchase Contract are prices payable for the value of gas purchased for production at the Wellhead. Title to the gas purchased pursuant to the Gas Purchase Contract passes to WPX Gas Resources at the Wellhead. WPX Gas Resources is responsible for gathering, treating, processing and marketing all gas purchased pursuant to the Gas Purchase Contract. Approximately 90 percent of the production from the WI Properties is gathered by WPX on behalf of WPX Gas Resources. The balance of the production is gathered on behalf of WPX Gas Resources by third parties. See “—Gas Gathering Contract.” The price paid to WPC pursuant to the Gas Purchase Contract is after deducting the costs incurred by WPX Gas Resources to gather, treat and process such gas (including costs incurred by WPX Gas Resources under the Gas Gathering Contract). Payments to WPC for gas purchased pursuant to the Gas Purchase Contract are made by WPX Gas Resources on or before the last day of the first calendar month next following the end of each calendar quarter.

     NPI Net Proceeds and Infill Net Proceeds are calculated on an entitlements or entitled volume basis, whereby the aggregate proceeds from the sale of gas under applicable gas sales contracts (excluding production from the Farmout Properties) are determined by WPC as if WPC had produced and sold its working interest share of production from the WI Properties, even if the actual volumes delivered to and sold by WPC are different than the entitlement volumes. The effect of such an “entitlements basis” calculation is that NPI Net Proceeds or Infill Net Proceeds and, therefore, the amount thereof paid to the Trust, may include amounts in respect of production not taken by WPC because of a so-called imbalance (that is, where a working interest owner is delivered more or less than the actual share of production to which it is entitled).

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

Gas Gathering Contract

     In accordance with the Confirmation Agreement, effective May 1, 1995, WGM assigned to WPX Gas Resources all of its right, title, interest, duties and obligations under the Gas Gathering Contract, and WPX Gas Resources assumed all of WGM’s right, title, interest, duties and obligations thereunder.

     The Gas Gathering Contract, which will be in effect until December 31, 2022, subject to annual extensions thereafter, covers approximately 90 percent of the production from the WI Properties and commits WFS on behalf of WPX Gas Resources to gather such production (except production from 19 wells in the San Juan 29-7 unit as described below), at rates starting at $.35 per Mcf (plus a fuel reimbursement estimated to be 6.2 percent to 7.3 percent of gathered volumes on a Btu equivalent basis, and subject to increase if the CO2 content of the gas exceeds 10 percent) and adjusted annually based on average annual price comparisons determined on the basis of the Blanco Hub Spot Price, provided that the gathering rate will be no less than $.35 per Mcf increased or decreased on the basis of an increase or decrease in a published index measuring the gross domestic product. A significant portion of the gas to be gathered pursuant to the Gas Gathering Contract must first be gathered from the Wellhead to a Federal Unit central delivery point by Burlington Resources Gathering Inc. (“Burlington”). WPX Gas Resources has been assigned a one-year gathering contract (with a monthly evergreen provision) whereby Burlington provides interruptible gathering service at the price of $.06 per Mcf, which escalates annually at 3 percent, plus actual fuel used (historically averaging approximately .5 percent). It is anticipated that WPX Gas Resources will be able to extend the term of this agreement.

     The remainder of the production on the WI Properties is not physically connected to the WFS system and is not covered by the Gas Gathering Contract. This gas is gathered either by Burlington or El Paso Field Services (“EFS”) for delivery at the Blanco Hub or by WFS for delivery at the outlet of the Ignacio Plant in La Plata County, Colorado. WPC has existing long-term gathering agreements with EFS and short-term gathering agreements with Burlington with rates and terms generally comparable to the Gas Gathering Contract.

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

     The Gas Gathering Contract was twice amended, each effective as of October 1, 1993, with respect to 19 wells located in the San Juan 29-7 unit. WFS is obligated to gather production from such wells at a rate of $.36 per Mcf (plus a fuel reimbursement of 5.5 percent of the gas received at the Wellhead Receipt Points (as defined)), fixed for a 10-year term. In connection with these amendments to the Gas Gathering Contract, the Trustee received an opinion of counsel to Williams that such amendments need not be submitted for approval by vote of the Unitholders.

     The Gas Gathering Contract was further amended effective as of April 1, 1997, for the purpose of increasing the field rights held by the Trust on the Manzanares gathering system. The increase accommodates incremental gas flow that will occur due to WFS’s expansion and enhancement of gathering facilities.

     A copy of the Gas Gathering Contract is filed as an exhibit to this Form 10-K. The foregoing summary of the material provisions of the Gas Gathering Contract is qualified in its entirety by reference to the terms of such agreement as set forth in such exhibit.

Federal and Indian Lands

     Approximately 80 percent of the Underlying Properties are burdened by Royalty Interests held by the Federal government or the Southern Ute Indian Tribe. Royalty payments due to the U.S. Government for gas produced from Federal and Indian lands included in the Underlying Properties must be calculated in conformance with its interpretation of regulations issued by the Minerals Management Service (“MMS”), a subagency of the U.S. Department of the Interior that administers and receives revenues from Federal and Indian royalties on behalf of the U.S. Government and as agent for the Indian tribes. The MMS regulations cover both valuation standards, which establish the basis for placing a value on production, and cost allowances, which define those post-production costs that are deductible by the lessee.

     Where gas is sold by a lessee to a marketing affiliate, such as WPX Gas Resources, the MMS regulations essentially ignore the lessee-affiliate transaction and consider the arm’s-length sale by the affiliate as the point of valuation for royalty purposes. Accordingly, WPC is required to calculate royalty payments based on the price WPX Gas Resources receives when it markets the gas production (“Resale Price”), notwithstanding the price payable by WPX Gas Resources to WPC pursuant to the Gas Purchase Contract. With respect to the Farmout Properties, Amoco pays royalties based on the price it receives for production from such properties as long as the gas is purchased by nonaffiliates. The NPI Net Proceeds, a portion of which is payable to the Trust, reflects the deduction of all royalty and overriding royalty burdens. The ratio of royalties paid on Federal and Indian lands to the NPI Net Proceeds increases as the Resale Price exceeds the price under the Gas Purchase Contract.

     The MMS regulations permit a lessee to deduct from its gross proceeds its reasonable actual costs of transportation and processing to transport the gas from the lease to the point of sale in calculating the market value of its production. Although WPX Gas Resources deducts the gathering charges paid by it to WFS, Burlington, EFS and Northwest in calculating the wellhead price it pays to WPC, the MMS could disallow the deduction of some portion of the gathering charges after review of such charges on audit of WPC’s royalty as discussed below. If some portion of the gathering charges is disallowed, the MMS will likely demand additional royalties plus interest on the amount of the underpayment.

     The Trustee has been advised by WPC that the MMS has from time to time considered the inclusion of the value of the Section 29 tax credits attributable to coal seam gas production in the calculation of gross proceeds for purposes of calculating the royalty that is payable to the MMS. On August 30, 1993, the U.S. Office of the Inspector General (the “OIG”) issued an audit report stating that Section 29 tax credits should be included in the calculation of gross proceeds and recommending that the MMS pursue collection of additional royalties with respect to past and future production. On December 8, 1993, however, the Office of the Solicitor of the U.S. Department of the Interior gave its opinion to the MMS that the report of the OIG was incorrect and that Section 29 tax credits are not part of gross proceeds for the purpose of federal royalty calculations. WPC believes that any such inclusion of the value of Section 29 tax credits for purposes of calculating royalty payments required to be made on Federal and Indian lands would be inappropriate since all mineral interest owners, including royalty owners, are entitled to Section 29 tax credits for their proportionate share of qualifying coal seam gas production (to the extent that the Section 29 tax credit is available). WPC has advised the Trustee that it would vigorously oppose any attempt by the MMS to require the inclusion of the value of Section 29 tax credits in the calculation of gross proceeds. However, if regulations providing for the inclusion of such value were adopted and upheld, royalty payments would be increased which would decrease NPI Net Proceeds and, therefore, the amounts payable to the Trust. The reduction in amounts payable to the Trust would cause a corresponding reduction in associated Section 29 tax credits available to Unitholders. As discussed in “Item 1 — Federal Income Taxation,” coal seam gas produced and sold after December 31, 2002, will no longer generate a Section 29 tax credit unless the Section 29 tax credit is extended or reinstated by Congress.

     The MMS generally audits royalty payments within a 6-year period. Although WPC calculates royalty payments in accordance with its interpretation of the then applicable MMS regulations, WPC does not know whether the royalty payments made to the U.S. Government are totally in conformity with MMS standards until the payments are audited. If an MMS audit, or any other audit by a Federal or state agency, results in additional royalty charges, together with interest, relating to production from and after October 1, 1992, in respect of the Underlying Properties, such charges and interest will be deducted in calculating NPI Net Proceeds for the quarter in which the charges are billed and in each quarter thereafter until the full amount of the additional royalty charges and interest have been recovered.

     On January 5, 2001, the State of New Mexico, acting under authority of the MMS, presented WPC with an Audit Issue Letter for the alleged underpayment of royalties in the amount of $948,501, on gas produced from the Underlying Properties due to Federal royalty owners during the time period from January 1992 through December 1996. MMS regulations permit a lessee to deduct from its gross proceeds its reasonable actual costs of transportation and processing to transport the gas from the lease to the point of sale in calculating the market value of its production. The State of New Mexico claims that certain costs of removing and transporting carbon dioxide gas are not deductible. On March 22, 2001, WPC responded to the Audit Issue Letter and contested the State of New Mexico’s claim for additional royalties as being contrary to law. In early November 2001, WPC received from the MMS an Order to Report and Pay Additional Royalties and Perform Restructured Accounting on subsequent periods. The order was dated October 30, 2001. The order requires WPC (1) to pay additional royalties of $943,964 on production related to the audit period of January 1, 1992 through December 31, 1996; (2) to pay an estimated incremental royalty amount of $991,549 for production covering January 1, 1997 through March 31, 2001; and (3) to perform a restructured accounting and pay an additional royalty for months after March 2001. On January 30, 2002, WPC filed its Statement of Reasons in support of its earlier appeal of the Audit Issue Letter. While WPC has informed the Trustee that it believes that its past computations have been appropriately stated, applying the MMS methodology asserted by the State of New Mexico could potentially result in negative adjustments to amounts previously paid to the Trust of approximately $3,500,000. If WPC were to lose its appeal, this would result in an adjustment to royalty income otherwise payable from WPC to the Trust and a corresponding decrease in distributions to Unitholders, which could eliminate entirely such distributions for one or more future quarterly periods.

Sale and Abandonment of Underlying Properties

     WPC (and any transferees) has the right to abandon any well or working interest included in the Underlying Properties if, in its opinion, such well or property ceases to produce or is not capable of producing in commercially paying quantities. Since WPC does not operate any of the wells on the Underlying Properties, WPC does not normally control the timing of plugging and abandoning wells. The Conveyance provides that WPC’s working interest share of the costs of plugging and abandoning uneconomic wells will be deducted in calculating NPI Net Proceeds.

     WPC may sell the Underlying Properties, subject to and burdened by the Royalty Interests, without the consent of Unitholders. Under the Trust Agreement, WPC has certain rights (but not obligations) to purchase the Royalty Interests upon termination of the Trust. See “Item 1—Description of the Trust—Termination and Liquidation of the Trust.”

     WPC has retained the right to repurchase from the Trust, commencing January 1, 2003, any portion of the NPI conveyed to the Trust if WPC’s interest in the Underlying Properties burdened by such portion of the NPI ceases to produce or is not capable of producing in commercially paying quantities (ignoring for purposes of such determination the NPI and the Infill NPI). The purchase price payable by WPC will be the fair market value at the date of repurchase of the portion of the NPI or Infill NPI so purchased, as established on the basis of an appraisal provided by an independent expert.

The Infill NPI

     The Royalty Interests include the Infill NPI, a net profits interest on any Infill Wells completed on the WI Properties. In October 2002, the field rules for the Basin Fruitland Coal (Gas) Pool were revised to allow an optional second infill well on the standard 320-acre spacing unit in certain designated areas of the pool. The WI Properties contain 394 potential infill locations of which 315 are evaluated as containing proved undeveloped reserves according to SEC guidelines. As of December 31, 2003 and 2002, proved undeveloped reserves associated with the Working Interest Properties estimated by independent petroleum engineers were approximately 2,761 and 2,490 MMcf, respectively. As of December 31, 2003, 78 infill wells were drilled and producing. The Infill NPI will entitle the Trust to receive 20 percent of the Infill Net Proceeds. The current status of the Infill Wells reflects the Infill Net Profit Costs exceeding the Infill Net Profit Gross Proceeds. The Trust will not be liable for such excess costs, and such excess costs will hereafter constitute Excess Infill Net Profit Costs until recovered by WPC. The Trust will not receive its 20 percent interest in WPC’s Infill Net Proceeds until such time as the Infill Gross Proceeds exceeds the Infill Net Profit Costs.

Williams’ Performance Assurances

     Pursuant to the Conveyance and the Performance Acknowledgement Agreement, Williams has agreed to pay each of the following when due and payable: (i) all liabilities and operating and capital expenses that WPC is required under the Conveyance to pay as owner of the Underlying Properties, including without limitation WPC’s obligation to pay operating expenses in respect of the WI Properties up to the cumulative amounts specified in Exhibit B to the Conveyance and the capital costs incurred in respect of the WI Properties to the extent specified in the Conveyance, including amounts that WPC is obligated to pay with respect to environmental liabilities; (ii) all NPI Net Proceeds, Infill Net Proceeds and other amounts that WPC is obligated to pay to the Trust under the Conveyance, including amounts that WPC is obligated to pay with respect to environmental liability; and (iii) any proceeds from a sale of any remaining Royalty Interests that WPC may elect to purchase upon termination of the Trust ((i) through (iii) collectively, the “WPC Payment Obligations”). Williams has also agreed, to the extent not paid by WPX Gas Resources when due and payable, to pay all amounts that WPX Gas Resources is required to pay to WPC in respect of production attributable to the Royalty Interests pursuant to the terms of the Gas Purchase Contract between WPC and WPX Gas Resources (the “WPX Gas Resources Payment Obligations”). In the Confirmation Agreement, Williams expressly confirmed that its agreement to cause the WPX Gas Resources Payment Obligations to be paid in full when due shall continue in full force and effect notwithstanding the assignments by WGM of the Gas Purchase Contract and the Gas Gathering Contract.

     In the event and to the extent that WPC does not pay any of the WPC Payment Obligations in full when due and, in the event and to the extent that WPX Gas Resources does not pay any of the WFS Gas Resources Payment Obligations in full when due, the Trustee (but not Unitholders) is entitled, following notice to Williams and demand for payment by the Trustee and after a 10-day cure period, to enforce payment by Williams. Williams’ assurance obligations terminate upon the earlier of (i) dissolution of the Trust; (ii) with respect to the WPC Payment Obligations, upon sale or other transfer by WPC of all or substantially all of the Underlying Properties; (iii) with respect to the WPC Payment Obligations, upon one or more sales or other transfers of a majority or more of Williams’ ownership interests in WPC; and (iv) with respect to the WPX Gas Resources Payment Obligations, upon one or more sales or other transfers of a majority or more of Williams’ ownership interests in WPX Gas Resources; provided that, with respect to (ii), (iii) and (iv) above, only if the transferee has, at the time of transfer, a rating assigned to outstanding unsecured long-term debt from Moody’s Investor Services of at least Baa3 or from Standard & Poor’s Corporation of at least BBB (or an equivalent rating from at least one nationally-recognized statistical rating organization), or such transferee is approved by holders of a majority of outstanding Units, and in any case, the transferee unconditionally agrees in writing, to assume and be bound by Williams’ remaining assurance obligations.

Title to Properties

     Williams has advised the Trustee that it believes that WPC’s title to the Underlying Properties, and the Trust’s title to the Royalty Interests, are good and defensible in accordance with standards generally accepted in the gas industry, subject to exceptions that, in the opinion of Williams, are not so material as to detract substantially from the use or value of such Underlying Properties or Royalty Interests. As is customary in the gas industry, only a perfunctory title examination is performed as a lease is acquired, except leases covering proved reserves. Generally, prior to drilling a well, a more thorough title examination of the drill site tract is conducted and curative work is performed with respect to significant title defects, if any, before proceeding with operations. However, except for the sale and repurchase of the Underlying Properties from Quatro Finale, WPC (or its predecessor) has owned the leases covering the Underlying Properties since 1974, and conventional gas has been produced from formations other than the Fruitland formation covered by all of the leases since the 1950s. Under these circumstances, WPC conducted an internal review of its title records prior to the drilling of the coal seam gas wells within the 12 Federal Units but did not conduct title examinations. In addition to its internal review, WPC, when requested by the operator, participated in title examinations prior to the drilling of a few coal seam gas wells located outside the Federal Units.

     The Underlying Properties are typically subject, in one degree or another, to one or more of the following: (i) royalties and other burdens and obligations, expressed and implied, under gas leases; (ii) overriding royalties and other burdens created by WPC or its predecessors in title; (iii) a variety of contractual obligations (including, in some cases, development obligations) arising under operating agreements, farmout agreements, production sales contracts and other agreements that may affect the properties or their titles; (iv) liens that arise in the normal course of operations, such as those for unpaid taxes, statutory liens securing unpaid suppliers and contractors and contractual liens under operating agreements; (v) pooling, unitization and communitization agreements, declarations and orders; and (vi) easements, restrictions, rights-of-way and other matters that commonly affect property. To the extent that such burdens and obligations affect WPC’s rights to production and the value of production from the Underlying Properties, they have been taken into account in calculating the Trust’s interests and in estimating the size and value of the reserves attributable to the Royalty Interests. Except as noted below, Williams believes that the burdens and obligations affecting the Underlying Properties and Royalty Interests are conventional in the industry for similar properties, do not, in the aggregate, materially interfere with the use of the Underlying Properties and will not materially and adversely affect the value of the Royalty Interests.

     Although the matter is not entirely free from doubt, Williams has advised the Trustee that it believes (based upon the opinions of local counsel to WPC with respect to matters of Colorado law and New Mexico law) that the Royalty Interests should constitute real property interests under applicable state law. Consistent therewith, the Conveyance states that the Royalty Interests constitute real property interests and it was recorded in the appropriate real property records of Colorado and New Mexico, the states in which the Underlying Properties are located, in accordance with local recordation provisions. If, during the term of the Trust, WPC becomes involved as a debtor in bankruptcy proceedings, it is not entirely clear that all of the Royalty Interests would be treated as real property interests under the laws of Colorado and New Mexico. If in such a proceeding a determination were made that the Royalty Interests constitute real property interests, the Royalty Interests should be unaffected in any material respect by such bankruptcy proceeding. If in such a proceeding a determination were made that a Royalty Interest constitutes an executory contract (a term used, but not defined, in the United States Bankruptcy Code to refer to a contract under which the obligations of both the debtor and the other party to such contract are so unsatisfied that the failure of either to complete performance would constitute a material breach excusing performance by the other) and not a real property interest under applicable state law, and if such contract were not to be assumed in a bankruptcy proceeding involving WPC, the Trust would be treated as an unsecured creditor of WPC with respect to such Royalty Interest in the pending bankruptcy. Although no assurance is given, Williams has advised the Trustee that it does not believe that the Royalty Interests should be subject to rejection in a bankruptcy proceeding as executory contracts.

Item 3. Legal Proceedings.

     There are no material pending proceedings to which the Trust is a party or of which any of its property is the subject.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

     The Units are listed and traded on the New York Stock Exchange under the symbol “WTU.” The following table sets forth, for the periods indicated, the high and low sales prices per Unit and the amount of quarterly cash distributions per Unit made by the Trust.

	Sales Price
			Distributions
	High	Low	per Unit
2003
First Quarter	$11.65	$8.68	$.378438
Second Quarter	$14.30	$9.50	$.415848
Third Quarter	$13.27	$11.25	$.441042
Fourth Quarter	$13.29	$8.73	$.329589
2002
First Quarter	$14.10	$11.00	$.199148
Second Quarter	$11.95	$6.72	$.111184
Third Quarter	$8.85	$5.00	$.221029
Fourth Quarter	$10.35	$6.57	$.356223

     At March 1, 2004, there were 9,700,000 Units outstanding and approximately 695 Unitholders of record. The Trust does not maintain any equity compensation plans. The Trust did not repurchase any Units during the period covered by this report.

Item 6. Selected Financial Data.

	Year Ended December 31,
	2003	2002	2001	2000	1999
Royalty Income	$14,754,582	$9,296,774	$24,864,317	$16,817,935	$12,242,379
Distributable Income	$14,012,292	$8,634,497	$24,293,901	$16,319,731	$11,754,647
Distributable Income per Unit	$1.44	$.89	$2.50	$1.68	$1.21
Distributions per Unit	$1.45	$.89	$2.50	$1.68	$1.21
Total Assets at Year End	$14,731,450	$18,240,451	$22,621,529	$30,743,274	$40,272,316
Total Corpus at Year End	$14,638,833	$18,165,048	$22,544,752	$30,670,266	$40,198,727

Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies and Estimates

     The Trust’s financial statements reflect the selection and application of accounting policies that require the Trust to make significant estimates and assumptions. The following are some of the more critical judgment areas in the application of accounting policies that currently affect the Trust’s financial condition and results of operations.

     Revenue Recognition. Revenues from Royalty Interests are recognized in the period in which amounts are received by the Trust. Royalty income received by the Trust in a given calendar year will generally reflect the proceeds, on an entitlements basis, from natural gas produced for the 12-month period ended September 30th in that calendar year.

     Reserve Recognition. Independent petroleum engineers estimate the net proved reserves attributable to the Royalty Interests. In accordance with Statement of Financial Accounting Standards No. 69, “Disclosures About Oil and Gas Producing Activities,” estimates of future net revenues from proved reserves have been prepared using year-end contractual gas prices and related costs. Numerous uncertainties are inherent in estimating volumes and the value of proved reserves and in projecting future production rates and the timing of development of non-producing reserves. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserve estimates.

     Contingencies. Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders.

Liquidity and Capital Resources

     As stipulated in the Trust Agreement, the Trust is intended to be passive in nature and neither the Delaware Trustee nor the Trustee has any control over or any responsibility relating to the operation of the Underlying Properties. The Trustee has powers to collect and distribute proceeds received by the Trust and pay Trust liabilities and expenses, and its actions have been limited to those activities. The assets of the Trust are passive in nature, and other than the Trust’s ability to periodically borrow money as necessary to pay expenses, liabilities and obligations of the Trust that cannot be paid out of cash held by the Trust, the Trust is prohibited from engaging in borrowing transactions. As a result, other than such borrowings, if any, the Trust has no source of liquidity or capital resources other than the Royalty Interests.

     Royalty income to the Trust is attributable to the sale of depleting assets. All of the Underlying Properties burdened by the Royalty Interests consist of producing properties. Accordingly, the proved reserves attributable to WPC’s interest in the Underlying Properties are expected to decline substantially during the term of the Trust and a portion of each cash distribution made by the Trust will, therefore, be analogous to a return of capital. Accordingly, cash yields attributable to the Units are expected to decline over the term of the Trust.

Results of Operations

     The Trust makes quarterly cash distributions to Unitholders. The only assets of the Trust, other than cash and cash equivalents being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Royalty Interests. The Royalty Interests owned by the Trust burden the Underlying Properties, which are owned WPC and not the Trust.

     Distributable income of the Trust generally consists of the excess of royalty income plus interest income over the general and administrative expenses of the Trust. Upon receipt by the Trust, royalty income is invested in short-term investments in accordance with the Trust Agreement until its subsequent distribution to Unitholders.

     The amount of distributable income of the Trust for any calendar year may differ from the amount of cash available for distribution to Unitholders in such year due to differences in the treatment of the expenses of the Trust in the determination of those amounts. The financial statements of the Trust are prepared on a modified cash basis pursuant to which the expenses of the Trust are recognized when incurred whereas royalty income is recognized when received. Consequently, the reported distributable income of the Trust for any year is determined by deducting from the income received by the Trust the amount of expenses incurred by the Trust during such year. The amount of cash available for distribution to Unitholders, however, is determined in accordance with the provisions of the Trust Agreement and reflects the deduction from the income actually received by the Trust of the amount of expenses actually paid by the Trust and adjustment for changes in reserves for unpaid liabilities. See Note 5 to “Item 8—Financial Statements and Supplementary Data—Notes to Financial Statements” for additional information regarding the determination of the amount of cash available for distribution to Unitholders.

     For 2003, royalty income received by the Trust amounted to $14,754,582 as compared to $9,296,774 and $24,864,317 for 2002 and 2001, respectively. The increase in royalty income in 2003 compared to 2002 was due to higher natural gas prices. The decrease in royalty income in 2002 compared to 2001 was primarily due to lower prices for gas in addition to lower net production from the Underlying Properties. Net production related to the royalty income received by the Trust in 2003 was approximately 6,975,001 MMBtu as compared to 8,271,271 MMBtu and 10,056,329 MMBtu in 2002 and 2001, respectively. The average net natural gas price received for royalty income in 2003 was $2.12 per MMBtu as compared to $1.12 MMBtu and $2.47 MMBtu in 2002 and 2001, respectively. Interest income for 2003 was $9,125 as compared to $7,807 and $70,444 for 2002 and 2001. The increase in interest income for 2003 reflects lower interest rates but offset by an increase in funds available for investment. The decrease in interest income in 2002 compared to 2001 reflects lower interest rates and decrease in funds available for investment.

     General and administrative expenses for 2003 were $751,415, as compared to $670,084 and $640,860 for 2002 and 2001, respectively. The increase in these expenses in 2003 was primarily due to higher administrative expenses relating to Sarbanes-Oxley Act compliance in 2003. General and administrative expenses in 2002 were comparable to 2001.

     Distributable income for 2003 was $14,012,292 or $1.44 per Unit, compared to $8,634,497, or $0.89 per Unit for 2002, and $24,293,901, or $2.50 per Unit, for 2001. The increase in distributable income in 2003 compared to 2002 was primarily due to higher gas prices. The decrease in distributable income in 2002 compared to 2001 was primarily due to lower prices for gas in addition to lower net production from the Underlying Properties.

     Reserve values at December 31, 2003 and December 31, 2002 were impacted by significant changes in natural gas prices used to value the reserves. The year end prices required to be utilized in such valuations were $5.61 per Mcf, $3.125 per Mcf and $2.24 per Mcf as at December 31, 2003, 2002 and 2001 respectively.

     Because the Trust incurs administrative expenses throughout a quarter but receives its royalty income only once in a quarter, the Trustee established in the first quarter of 1993 a cash reserve for the payment of expenses and liabilities of the Trust. The Trustee thereafter has adjusted the amount of such reserve in certain quarters as required for the payment of the Trust’s expenses and liabilities, in accordance with the provisions of the Trust Agreement. The Trustee anticipates that it will maintain for the foreseeable future a cash reserve that will fluctuate as expenses are paid and royalty income is received.

     Royalty income to the Trust is attributable to the sale of depleting assets. All of the Underlying Properties burdened by the Royalty Interests consist of producing properties. Accordingly, the proved reserves attributable to WPC’s interest in the Underlying Properties are expected to decline substantially during the term of the Trust and a portion of each cash distribution made by the Trust will, therefore, be analogous to a return of capital. Accordingly, cash yields attributable to the Units are expected to decline over the term of the Trust.

     Royalty income received by the Trust in a given calendar year will generally reflect the sum of (i) proceeds from the sale of gas produced from the WI Properties (as defined in Note 1 to the financial statements of the Trust appearing elsewhere herein (“Note 1”)) during the first three quarters of that year and the fourth quarter of the preceding calendar year, plus (ii) cash received by WPC with respect to the Farmout Properties (as defined in Note 1) during the first three quarters of that year (or in the month immediately following the third quarter, if received by WPC in sufficient time to be paid to the Trust) and the fourth quarter of the preceding calendar year.

     Accordingly, the royalty income included in distributable income for the years ended December 31, 2003, 2002 and 2001, was based on production volumes and natural gas prices for the 12 months ended in September 30, 2003, 2002 and 2001, respectively, as shown in the table below. The production volumes included in the table are for production attributable to the Underlying Properties, and not production attributable to the Royalty Interests owned by the Trust, and are net of the amount of production attributable to WPC’s (or as applicable Quatro Finale’s) royalty obligations to third parties, which are determined by contractual arrangement with such parties.

	Twelve Months Ended September 30,
	2003	2002	2001
Production, Net (MMBtu)(1)
WI Properties	9,694,064	11,625,265	14,037,604
Farmout Properties(2)	1,930,937	2,160,187	2,722,945
Average Blanco Hub Spot Price ($/MMBtu)(3)	$4.19	$2.31	$4.48
Average Net Wellhead Price WI Properties ($/MMBtu)	$2.01	$1.12	$2.16

(1)	Million British Thermal Units.

(2)	Includes previously reported estimated amounts for certain months.

(3)	Total Gross Proceeds divided by Entitled W.I. Dry MMBtu for 12 months ending on September 30.

     Production from the WI Properties is generally sold pursuant to the Gas Purchase Contract. For more information regarding the Gas Purchase Contract and the right of WFS Gas Resources to recoup certain Price Credits, see “Item 2 — Properties — The Royalty Interests — Gas Purchase Contract” in this Form 10-K.

     The information herein concerning production and prices relating to the Underlying Properties is based on information prepared and furnished by WPC (on behalf of itself and Quatro Finale) to the Trustee. The Trustee has no control over and no responsibility relating to the operation of the Underlying Properties.

Off-Balance Sheet Arrangements

     As stipulated in the Trust Agreement, the Trust is intended to be passive in nature and neither the Delaware Trustee nor the Trustee has any control over or any responsibility relating to the operation of the Underlying Properties. The Trustee has powers to collect and distribute proceeds received by the Trust and pay Trust liabilities and expenses, and its actions have been limited to those activities. Therefore, the Trust has not engaged in any off-balance sheet arrangements.

Tabular Disclosure of Contractual Obligations

     As shown below, the Trust had no obligations and commitments to make future contractual payments as of December 31, 2003.

	Payments Due by Period
					More
		Less than	1 - 3		than 5
	Total	1 Year	Years	3-5 Years	Years
Contractual Obligations	$0	$0	$0	$0	$0

Forward-Looking Statements

     This Annual Report includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor created thereby. All statements other than statements of historical fact included in this Annual Report are forward-looking statements. Such statements include, without limitation, factors affecting the price of oil and natural gas contained in Item 1, “Business”; certain reserve information and other statements contained in Item 2, “Properties”; and certain statements regarding the Trust’s financial position, industry conditions and other matters contained in this Item 7. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties and the Trustee can give no assurance that they will prove correct. There are many factors, none of which is within the Trustee’s control, that may cause such expectations not to be realized, including, among other things, factors identified in this Annual Report affecting oil and gas prices and the recoverability of reserves, general economic conditions, actions and policies of petroleum-producing nations and other changes in the domestic and international energy markets.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk.

     The only assets of and sources of income to the Trust are the Royalty Interests, which generally entitle the Trust to receive a share of the net profits from natural gas production from the Underlying Properties. Consequently, the Trust’s financial results can be significantly affected by fluctuations in natural gas prices and the Trust has commodity price risk exposure associated with the natural gas markets in the United States. The Royalty Interests do not entitle the Trust to control or influence the operation of the Underlying Properties or the sale of gas produced therefrom. Natural gas produced from the WI Properties, which comprises the majority of production attributable to the Royalty Interests, is currently sold by WPC pursuant to the terms of the Gas Purchase Contract. Although the Trust is not a party to the Gas Purchase Contract, the Gas Purchase Contract may significantly impact revenues to the Trust. Although the Gas Purchase Contract mitigates the risk to the Trust of low gas prices, it also limits the ability of the Trust to benefit from the effects of higher gas prices, particularly to the extent a balance exists in the Price Credit Account. See “Item 2 — Properties — The Royalty Interests — Gas Purchase Contract” for detailed information about the Gas Purchase Contract and its impact on the Trust and Unitholders.

     The assets of the Trust are passive in nature, and other than the Trust’s ability to periodically borrow money as necessary to pay expenses, liabilities and obligations of the Trust that cannot be paid out of cash held by the Trust, the Trust is prohibited from engaging in borrowing transactions. The amount of any such borrowings is unlikely to be material to the Trust. The Trust periodically holds short-term investments acquired with funds held by the Trust pending distribution to Unitholders and funds held in reserve for the payment of Trust expenses and liabilities. Because of the short-term nature of these borrowings and investments and certain limitations upon the types of such investments that may be held by the Trust, the Trustee believes that the Trust is not subject to any material interest rate risk. The Trust does not engage in transactions in foreign currencies that could expose the Trust or Unitholders to any foreign currency related market risk.

Item 8. Financial Statements and Supplementary Data.

     Audited Statements of Assets, Liabilities and Trust Corpus of the Trust as of December 31, 2003 and 2002, and the related Statements of Distributable Income and Changes in Trust Corpus for each of the 3 years in the period ended December 31, 2003, are included in this Form 10-K.

REPORT OF INDEPENDENT AUDITORS

The Trustee
Williams Coal Seam Gas Royalty Trust

     We have audited the accompanying statements of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of December 31, 2003 and 2002, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Trustee’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust at December 31, 2003 and 2002, and its distributable income and its changes in trust corpus for each of the three years in the period ended December 31, 2003, on the basis of accounting described in Note 2.

/s/ ERNST & YOUNG LLP

Tulsa, Oklahoma
March 10, 2004

Financial Statements
Williams Coal Seam Gas Royalty Trust

Statements of Assets, Liabilities and Trust Corpus

	December 31,
	2003	2002
Assets
Current assets – cash and cash equivalents	$110,588	$115,051
Royalty interests in oil and gas properties (less accumulated amortization of $123,945,801 and $120,441,263 at December 31, 2003 and 2002, respectively) (Note 2)	14,620,862	18,125,400

Total	$14,731,450	$18,240,451

Liabilities and Trust Corpus
Current liabilities:
Payable to The Williams Companies, Inc. (Note 4)	$67,914	$65,238
Other accounts payable	24,703	10,165

Current liabilities	92,617	75,403
Trust corpus (9,700,000 units of beneficial interest authorized and outstanding) (Note 2)	14,638,833	18,165,048

Total	$14,731,450	$18,240,451

Statements of Distributable Income

	Year Ended December 31,
	2003	2002	2001
Royalty income (Note 2)	$14,754,582	$9,296,774	$24,864,317
Interest income	9,125	7,807	70,444

Total	$14,763,707	$9,304,581	$24,934,761
General and administrative expenses (Note 4)	(751,415)	(670,084)	(640,860)

Distributable income	$14,012,292	$8,634,497	$24,293,901

Distributable income per Unit (9,700,000 units) (Note 2)	$1.44	$.89	$2.50

Distributions per Unit (Note 5)	$1.45	$.89	$2.50

Statements of Changes in Trust Corpus

	Year Ended December 31,
	2003	2002	2001
Trust corpus, beginning of year	$18,165,048	$22,544,752	$30,670,266
Amortization of royalty interests (Note 2)	(3,504,538)	(4,404,637)	(8,115,668)
Distributable income	14,012,292	8,634,497	24,293,901
Distributions to Unitholders (Note 5)	(14,033,969)	(8,609,564)	(24,303,747)

Trust corpus, end of year	$14,638,833	$18,165,048	$22,544,752

See accompanying notes

Notes to Financial Statements

1. Trust Organization and Provisions

     Williams Coal Seam Gas Royalty Trust (the “Trust”) was formed as a Delaware business trust pursuant to the terms of the Trust Agreement of Williams Coal Seam Gas Royalty Trust (as amended, the “Trust Agreement”) entered into effective as of December 1, 1992, by and among Williams Production Company, a Delaware corporation (“WPC”), as trustor; The Williams Companies, Inc., a Delaware corporation (“Williams”), as sponsor; Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), a national banking association (the “Trustee”) and Chemical Bank Delaware, a Delaware banking corporation (the “Delaware Trustee”) (the “Trustee” and the “Delaware Trustee” are sometimes referred to collectively as the “Trustees”). The Trustees are independent financial institutions.

     The Trust was formed to acquire and hold certain net profits interests (the “Royalty Interests”) in proved natural gas properties located in the San Juan Basin of New Mexico and Colorado (the “Underlying Properties”) owned by WPC. The Trust was initially created effective as of December 1, 1992, with a $100 contribution by WPC. On January 21, 1993, the Royalty Interests were conveyed to the Trust by WPC pursuant to the Net Profits Conveyance (the “Conveyance”) entered into effective as of October 1, 1992, by and among WPC, Williams, the Trustee and the Delaware Trustee, in consideration for all the 9,700,000 authorized units of beneficial interest in the Trust (“Units”). WPC transferred its Units by dividend to its parent, Williams, which sold an aggregate of 5,980,000 Units to the public through various underwriters in January and February 1993 (the “Public Offering”). Subsequently, Williams sold to the public an additional 151,209 Units. During the second quarter of 1995, Williams transferred its remaining Units to Williams Holdings of Delaware, Inc. (“WHD”), a separate holding company for Williams’ non-regulated businesses. Effective July 31, 1999, WHD was merged into Williams, and by operation of the merger, Williams assumed all assets, liabilities and obligations of WHD, including without limitation ownership of WHD’s Units. Effective August 11, 2000, Williams sold its Units to Quatro Finale IV LLC, a Delaware limited liability company (“QFIV”), in a privately negotiated transaction. Williams retained the voting rights and retained a “call” option on the transferred Units and QFIV was granted a “put” option on the Units. During the period from December 2001 through December 2002, Williams exercised its option to purchase 960,000 of the QFIV transferred Units and simultaneously sold these Units to the Public. On June 6, 2003, the Trust received notice of Williams’ intent to exercise its option to repurchase 2,608,791 Units in the Trust from QFIV. According to the notice, Williams exercised its option on June 13, 2003, and sold an additional 441,900 Units to the public in 2003.

     Substantially all of the production attributable to the Underlying Properties is from the Fruitland coal formation and constitutes “coal seam” gas that entitled the owners of such production to tax credits pursuant to Section 29 of the Internal Revenue Code of 1986, as amended (the “IRC”) upon the production and sale of such gas before January 1, 2003, provided certain requirements were satisfied. See Note 3 to these financial statements for further discussion of the Section 29 tax credit.

     Effective May 1, 1997, WPC sold the Underlying Properties subject to and burdened by the Royalty Interests to Quatro Finale LLC, an unaffiliated Delaware limited liability company. Ownership of the Underlying Properties reverted back to WPC effective February 1, 2001, pursuant to the terms of the May 1, 1997 transaction. Effective March 1, 2001, WPC sold the Underlying Properties subject to and burdened by the Royalty Interests to Quatro Finale V LLC, an unaffiliated Delaware limited liability company. The sale of the Underlying Properties is expressly permitted under the Trust Agreement. On June 3, 2003, the Trust received notice from WPC of its exercise of the right to repurchase interests in the Underlying Properties from Quatro Finale V LLC; pursuant to the 2001 Transaction Agreement. According to the notice, the acquisition of the Underlying Properties closed May 8, 2003, upon WPC’s execution of the Assignment and Bill of Sale, and the transaction had an effective date of January 1, 2003. Unless otherwise dictated by context, references herein to WPC with respect to the ownership of the Underlying Properties for any period from May 1, 1997 through February 28, 2001, and for the period from March 1, 2001 through January 1, 2003, shall be deemed to refer to Quatro Finale.

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

     The Trust will terminate no later than December 31, 2012, subject to earlier termination under certain circumstances described in the Trust Agreement (the “Termination Date”). Cancellation of the Trust will occur on or following the Termination Date when all Trust assets have been sold and the net proceeds therefrom distributed to Unitholders.

     The only assets of the Trust, other than cash and cash equivalents being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Royalty Interests. The Royalty Interests consist primarily of a net profits interest (the“NPI”) in the Underlying Properties. The NPI generally entitles the Trust to receive 60 percent of the NPI Net Proceeds, as defined below, attributable to (i) gas produced and sold from WPC’s net revenue interests (working interests less lease burdens) in the properties in which WPC has a working interest (the “WI Properties”) and (ii) the revenue stream received by WPC attributable to its 35 percent net profits interest in 5,348 gross acres in La Plata County, Colorado (the “Farmout Properties”). The Royalty Interests also include a 20 percent interest in WPC’s Infill Net Proceeds, as defined below, from the sale of production if well spacing rules are effectively modified and additional wells are drilled on producing drilling blocks on the WI Properties (the “Infill Wells”) during the term of the Trust. To date, 78 Infill Wells have been drilled and are producing. The current status of the Infill Wells reflects the Infill Net Profit Costs exceeding the Infill Net Profit Gross Proceeds. The Trust will not be liable for such excess costs, and such excess costs will hereafter constitute Excess Infill Net Profit Costs until recovered by WPC. The Trust will not receive its 20 percent interest in WPC’s Infill Net Proceeds until such time as the Infill Gross Proceeds exceeds the Infill Net Profit Costs. “NPI Net Proceeds” consists generally of the revenue stream received by WPC from its 35 percent net profits interest in the Farmout Properties, plus the aggregate proceeds attributable to WPC’s net revenue interest, based on the price paid at or in the vicinity of the wellhead (the “Wellhead”), of gas produced from the WI Properties, less WPC’s share of certain taxes and costs. “Infill Net Proceeds” consists generally of the aggregate proceeds, based on the price at the Wellhead, of gas produced from WPC’s net revenue interest in any Infill Wells less certain taxes and costs. The complete definitions of Infill Net Profit Costs, Infill Net Profit Gross Proceeds, Excess Infill Net Profit Costs, NPI Net Proceeds and Infill Net Proceeds are set forth in the Conveyance.

2. Basis of Accounting

     The financial statements of the Trust are prepared on a modified cash basis and are not intended to present financial position and results of operations in conformity with United States Generally Accepted Accounting Principles (“GAAP”). Preparation of the Trust’s financial statements on such basis includes the following:

•	Revenues are recognized in the period in which amounts are received by the Trust. General and administrative expenses are recognized on an accrual basis.

•	Amortization of the Royalty Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

•	Distributions to Unitholders are recorded when declared by the Trustee (see Note 5).

•	Loss contingencies are recognized in the period in which amounts are paid by the Trust.

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

     Because the Trust will be treated as a grantor trust, and because a Unitholder will be treated as directly owning an interest in the Royalty Interests, each Unitholder will be taxed directly on his per Unit pro rata share of income attributable to the Royalty Interests consistent with the Unitholder’s method of accounting and without regard to the taxable year or accounting method employed by the Trust.

     Production from the coal seam gas wells drilled after December 31, 1979 and prior to January 1, 1993, qualified for the Federal income tax credit for producing nonconventional fuels under Section 29 of the IRC. This tax credit was calculated annually based on each year’s qualified production, and Williams provided the Trustee with Section 29 tax credit information related to the Underlying Properties. Coal seam gas produced and sold after December 31, 2002, will no longer generate a Section 29 tax credit unless the Section 29 tax credit is extended or reinstated by Congress. Legislation currently proposed to extend the Section 29 tax credit does not apply to coal seam gas attributable to the Underlying Properties.

     The Section 29 tax credit may be available to Unitholders with respect to distributions received in the first quarter of 2003 because, among other reasons, it is attributable to coal seam gas produced and sold on or before December 31, 2002. The Trustee is seeking a private letter ruling from the IRS on this issue. The estimated Section 29 tax credit, if allowed on such distributions, equals $0.15 per Unit.

     The Section 29 tax credit was based on the Unitholder’s pro rata share of qualifying production. It can be used only to the extent that a Unitholder’s regular tax liability exceeds the Unitholder’s tentative minimum tax liability after the regular tax liability has been reduced by the foreign tax credit and certain nonrefundable personal credits. Any part of the Section 29 tax credit not allowed for the tax year solely because of this alternative minimum tax limitation was subject to certain carryover provisions relating to the alternative minimum tax calculation. Except for the foregoing, there are no IRC provisions that allow for the carryback or carryforward of Section 29 tax credits in any other circumstances. As the carryforward of unused Section 29 tax credits is related to the alternative minimum tax calculation for succeeding years, carryforwards should be allowed even if the Section 29 tax credit is not extended or reinstated after 2002.

     Each Unitholder should consult his tax adviser regarding Trust tax compliance matters.

4. Related Party Transactions

     Williams provides accounting, bookkeeping and informational services to the Trust in accordance with an Administrative Services Agreement effective December 1, 1992. The fee is $50,000 per quarter, escalating 3 percent each October 1 commencing October 1, 1993. Amounts payable by the Trust to Williams at December 31, 2003 and 2002 represent the fourth quarter fees. Aggregate fees incurred by the Trust to Williams in 2003, 2002 and 2001 were $268,783, $260,955 and $256,318, respectively. Substantially all production from the WI Properties is sold to a Williams’ subsidiary. Additionally, all royalty income is received from Williams.

     Aggregate fees paid by the Trust to the trustees in 2003, 2002 and 2001 were $51,306, $48,452 and $48,713, respectively.

5. Distributions to Unitholders

     The Trustee determines for each quarter the amount of cash available for distribution to Unitholders. Such amount (the “Quarterly Distribution Amount”) is an amount equal to the excess, if any, of the cash received by the Trust, on or prior to the last day of the month following the end of each calendar quarter from the Royalty Interests, plus, with certain exceptions, any other cash receipts of the Trust during such quarter, over the liabilities of the Trust paid during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for the payment of contingent or future obligations of the Trust.

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

     In addition to the regular quarterly distributions, under certain circumstances specified in the Trust Agreement (such as upon a purchase price adjustment, if any, or pursuant to the sale of a Royalty Interest) the Trust would make a special distribution (a “Special Distribution Amount”). A Special Distribution Amount would be made when amounts received by the Trust under such circumstances aggregated in excess of $9,000,000. The record date for a Special Distribution Amount will be the 15th day following receipt of amounts aggregating a Special Distribution Amount by the Trust (unless such day is not a business day in which case the record date will be the next business day thereafter or unless such day is within 10 days of the record date for a Quarterly Distribution Amount in which case the record date will be the date as is established for the next Quarterly Distribution Amount). Distribution to Unitholders of a Special Distribution Amount will be made no later than 15 days after the Special Distribution Amount record date.

6. Contingencies

     WPX Gas Resources Company (“WPX Gas Resources,” as successor in interest to Williams Gas Marketing Company) purchases natural gas produced from the WI Properties (except for certain small volumes) at the wellhead under the terms of a gas purchase contract dated October 1, 1992, as amended (the “Gas Purchase Contract”). The Gas Purchase Contract provides for a pricing mechanism during an initial 5-year period, which expired on December 31, 1997, and continuing for one or more consecutive additional 1-year terms unless and until WPX Gas Resources exercises its annual option, exercisable 15 days prior to the end of each contract year, to discontinue purchasing gas under the pricing mechanism of the Gas Purchase Contract and instead purchase gas at a monthly market-based price. WPX Gas Resources has not exercised this option, and therefore, the pricing mechanism will continue to remain in effect through at least December 31, 2004.

     Under the pricing mechanism of the Gas Purchase Contract, when the market price is less than $1.70 per MMBtu (the “Minimum Purchase Price”), the Trust will be paid the Minimum Purchase Price for the gas and an account (the “Price Credit Account”) will be maintained to identify the accrued and unrecouped amount of payments made to the Trust in excess of the market price. Any amounts in the Price Credit Account are subject to future recoupment when the market price exceeds the Minimum Purchase Price. As of December 31, 2003 and 2002, there were no remaining unrecouped Price Credits in the Price Credit Account. To the extent there may in the future be a balance in the Price Credit Account, the entitlement to recoup Price Credits means that if and when the Index Price is above the Minimum Purchase Price, future royalty income paid to the Trust would be reduced until such time as such Price Credit Account is once again reduced to zero. Corresponding cash distributions to Unitholders would also be reduced.

     While the terms of the Gas Purchase Agreement pricing mechanism remain in place and no balance exists in the Price Credit Account at December 31, 2003, when the market price for natural gas exceeds $1.94 per MMBtu (as was the case during all months in 2003), the Trust receives only 50 percent of the excess of the market price over the $1.94 price per MMBtu.

     The majority of the production attributable to the Trust is within Federal units. Unit participating areas are formed by pooling production from the participating area. Entitlement to the pooled production is based on each party’s acreage in the participating area divided by the total participating acreage. Wells drilled outside the participating area may create an enlargement to the participating area and a revision of the Unit ownership entitlement. The Bureau of

Land Management (“BLM”) must approve Unit participating area expansions. The effective date for Unit expansions is retroactive to the date the well creating the expansion was tested. For fourth quarter 2002 natural gas production, as it relates to royalty income received by the Trust in first quarter 2003, retroactive adjustments were processed on two of the Federal Units. The first adjustment was related to the Federal Unit expansion of the San Juan 30-5 Unit. The second adjustment was not related to a Federal Unit expansion, rather it resulted from a payout adjustment on certain wells in the San Juan 32-9 Unit, whereby the working interest supporting the NPI of the Underlying Properties was reduced. The total impact of these adjustments was to reduce the natural gas attributable to the NPI of the Underlying Properties by approximately 500,000 MMbtu’s and that of the Trust by approximately 300,000 MMbtu’s (representing a retroactive adjustment based on actual prices in effect during the production period of approximately $357,000). The revenues presented in the accompanying statements of distributable income are on an entitlement basis and reflect the most recent BLM participating area approvals at December 31, 2003, 2002, and 2001, respectively. There are pending or anticipated applications or approvals for additional participating area enlargements. WPC has advised the Trustee that it does not believe that final approval of these Unit participating area enlargements and the resulting retroactive adjustments, if any, will have a material impact on the revenues as presented in these statements.

     The Trustee has been advised by WPC that the Minerals Management Service (“MMS”), a subagency of the United States Department of the Interior, has from time to time considered the inclusion of the value of the Section 29 tax credits attributable to coal seam gas production in the calculation of gross proceeds for purposes of calculating the royalty that is payable to the MMS. On August 30, 1993, the United States Office of the Inspector General (the “OIG”) issued an audit report stating that Section 29 tax credits should be included in the calculation of gross proceeds and recommending that the MMS pursue collection of additional royalties with respect to past and future production. On December 8, 1993, however, the Office of the Solicitor of the United States Department of the Interior gave its opinion to the MMS that the report of the OIG was incorrect and that Section 29 tax credits are not part of gross proceeds for the purpose of Federal royalty calculations. WPC believes that any such inclusion of the value of Section 29 tax credits for the purposes of calculating royalty payments required to be made on Federal and Indian lands would be inappropriate since all mineral interest owners, including royalty owners, are entitled to Section 29 tax credits for their proportionate share of qualifying coal seam gas production (to the extent that the Section 29 tax credit is available). WPC has advised the Trustee that it would vigorously oppose any attempt by the MMS to require the inclusion of the value of Section 29 tax credits in the calculation of gross proceeds. However, if such regulations were adopted and upheld, royalty payments would be increased which would decrease NPI Net Proceeds and, therefore, the amounts payable to the Trust. The reduction in amounts payable to the Trust would cause a corresponding reduction in associated Section 29 tax credits available to Unitholders. As discussed in Note 3, coal seam gas produced and sold after December 31, 2002, will no longer generate a Section 29 tax credit unless extended or reinstated by Congress.

     On January 5, 2001, the State of New Mexico, acting under authority of the MMS, presented WPC with an Audit Issue Letter for the alleged underpayment of royalties in the amount of $948,501, on gas produced from the Underlying Properties due to Federal royalty owners during the time period from January 1992 through December 1996. MMS regulations permit a lessee to deduct from its gross proceeds its reasonable actual costs of transportation and processing to transport the gas from the lease to the point of sale in calculating the market value of its production. The State of New Mexico claims that certain costs of removing and transporting carbon dioxide gas are not deductible. On March 22, 2001, WPC responded to the Audit Issue Letter and contested the State of New Mexico’s claim for additional royalties as being contrary to law. In early November 2001, WPC received from the MMS an Order to Report and Pay Additional Royalties and Perform Restructured Accounting on subsequent periods. The order was dated October 30, 2001. The order requires WPC (1) to pay additional royalties of $943,964 on production related to the audit period of January 1, 1992 through December 31, 1996; (2) to pay an estimated incremental royalty amount of $991,549 for production covering January 1, 1997 through March 31, 2001; and (3) to perform a restructured accounting and pay an additional royalty for months after March 2001. On January 30, 2002, WPC filed its Statement of Reasons in support of its earlier appeal of the Audit Issue Letter. While WPC has informed the Trustee that it believes that its past computations have been appropriately stated, applying the MMS methodology asserted by the State of New Mexico could potentially result in negative adjustments to amounts previously paid to the Trust of approximately $3,500,000. If WPC were to lose its appeal, this would result in an adjustment to royalty income otherwise payable from WPC to the Trust and a corresponding decrease in distributions to Unitholders, which could eliminate entirely such distributions for one or more future quarterly periods.

7. Subsequent Event

     Subsequent to December 31, 2003, the Trust declared the following distribution:

Quarterly Record Date	Payment Date	Distribution per Unit
February 17, 2004	February 27, 2004	$0.329589

8. Quarterly Financial Data (Unaudited)

     The following table sets forth the royalty income, distributable income and distributable income per Unit of the Trust for each quarter in the years ended December 31, 2003 and 2002 (in thousands, except per Unit amounts):

Calendar Quarter	Royalty Income	Distributable Income	Distributions per Unit
2003
First	$2,240	$1,977	$0.20
Second	3,888	3,705	0.38
Third	4,191	4,028	0.42
Fourth	4,436	4,302	0.45

TOTAL	$14,755	$14,012	$1.45
2002
First	$2,055	$1,824	$0.19
Second	1,297	1,113	0.11
Third	2,342	2,226	0.23
Fourth	3,603	3,471	0.36

TOTAL	$9,297	$8,634	$0.89

     Selected 2003 fourth quarter data are as follows (in thousands except per Unit amounts):

Royalty income	$4,436
Interest income	$2
General and administrative expenses	$(171)
Distributable income	$4,267
Distributable income per Unit (9,700,000 units)	$0.44
Distributions per Unit	$0.45

9. Supplemental Oil and Gas Information (Unaudited)

     The net proved reserves attributable to the Royalty Interests have been estimated as of December 31, 2003, 2002 and 2001, by independent petroleum engineers. In accordance with Statement of Financial Accounting Standards No. 69, estimates of future net revenues from proved reserves have been prepared using contractual gas prices and related costs. The standardized measure of future net revenues from the gas reserves is calculated based on discounting such future net revenues at an annual rate of 10 percent. The Blanco Hub Spot Price was $5.61, $4.25 and $2.48 per MMBtu, after adjustments for certain costs and provisions of the Gas Purchase Contract, at December 31, 2003, 2002, and 2001,

respectively. This resulted in a weighted average wellhead price of $4.16, $2.89, and $1.32 per Mcf at December 31, 2003, 2002, and 2001, respectively. The standardized measure of discounted future net revenues below has been reduced by operating and development costs, which are paid by Williams and are included in computing the royalty income of the Trust. The standardized measure has not been reduced for income taxes as no income taxes are paid by the Trust (see Note 3).

     Numerous uncertainties are inherent in estimating volumes and value of proved reserves and in projecting future production rates and timing of development expenditures. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserve estimates.

     The reserve estimates as of December 31, 2003, 2002 and 2001, are based on a percentage share of NPI Net Proceeds payable to the Trust of 60 percent.

Natural Gas (MMcf)
Proved reserves at January 1, 2001	39,476
Production	(11,449)
Extensions and revisions of previous estimates	17,312

Proved reserves at December 31, 2001	45,339
Production	(8,136)
Extensions and revisions of previous estimates	2,519

Proved reserves at December 31, 2002	39,722
Production	(7,977)
Extensions and revisions of previous estimates	12,618

Proved reserves at December 31, 2003	44,363

Proved developed reserves at December 31, 2003	41,602

     Proved reserve estimates presented above at January 1, 2001 and December 31, 2001 are proved developed. Proved reserves at December 31, 2002, include 2,490 MMcf of proved undeveloped reserves.

     Proved reserves are estimated quantities of natural gas that geological and engineering data indicate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. WPC’s proved undeveloped reserves are the reserves that are expected to be recovered from infill wells on the standard 320-acre spacing unit in certain designated areas of fruitland coal formation.

     The following table sets forth the standardized measure of discounted future net revenues at December 31, 2003, 2002 and 2001 relating to proved developed reserves (in thousands):

	Year Ended December 31,
	2003	2002	2001
Future cash inflows	$125,582	$78,299	$62,005
Future production taxes	(7,565)	(9,549)	(13,083)
Future development costs	(4,334)	(3,441)	—

Future net cash flows	113,683	65,309	48,922
10% discount factor	(48,357)	(19,270)	(14,484)

Standardized measure of discounted future net revenues	$65,326	$46,039	$34,438

Future cash flows do not include Section 29 tax credits, which no longer apply for coal seam gas produced and sold after December 31, 2002, as discussed in Note 3.

     The following table sets forth the changes in the aggregate standardized measure of discounted future net revenues from proved reserves during the years ended December 31, 2003, 2002 and 2001 (in thousands):

	2003	2002	2001
Balance at January 1	$46,039	$34,438	$95,097
Increase (decrease) due to:
Net sales of coal seam gas	(15,504)	(10,299)	(21,425)
Net changes in prices and costs	13,264	15,503	(60,274)
Development costs incurred	(321)	(629)	(323)
Changes in estimated future development cost	(834)	(2,812)	323
Extensions and revisions of previous quantity estimates	18,580	2,915	13,150
Accretion of discount	4,604	3,444	9,510
Other	(502)	3,479	(1,620)

	19,287	11,601	(60,659)

Balance at December 31	$65,326	$46,039	$34,438

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

Item 9A. Controls and Procedures.

     As of the end of the period covered by this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures are effective in timely alerting the Trustee to material information relating to the Trust required to be included in the Trust’s periodic filings with the Securities and Exchange Commission. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by WPC. There has not been any change in the Trust’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     Directors and Executive Officers. The Trust has no directors or executive officers. Each of the Trustee and the Delaware Trustee is a corporate trustee that may be removed as trustee under the Trust Agreement, with or without cause, at a meeting duly called and held by the affirmative vote of Unitholders of not less than a majority of all the Units then outstanding. Any such removal of the Delaware Trustee shall be effective only at such time as a successor Delaware Trustee fulfilling the requirements of Section 3807(a) of the Delaware Code has been appointed and has accepted such appointment, and any such removal of the Trustee shall be effective only at such time as a successor Trustee has been appointed and has accepted such appointment.

     Code of Ethics. Because the Trust has no employees, it does not have a code of ethics. Employees of the Trustee, Bank of American, N.A., must comply with the bank’s code of ethics, a copy of which will be provided to Unitholders, without charge, upon request made to Bank of America, N.A., Trust Division, Royalty Trust Group, 901 Main Street, 17th Floor, Dallas, Texas 75202, Attention: Ron Hooper.

     Audit Committee. The Trust has no directors and therefore has no audit committee or audit committee financial expert.

     Nominating Committee. The Trust has no directors and therefore has no nominating committee.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Trust’s directors, officers or beneficial owners of more than 10 percent of a registered class of the Trust’s equity securities to file reports of ownership and changes in ownership with the SEC and to furnish the Trust with copies of all such reports.

     The Trust has no directors or officers, and based solely on its review of the reports received by it, the Trust believes that during the fiscal year of 2003, no person who was a beneficial owner of more than 10 percent the Trust’s Units failed to file on a timely basis any report required by Section 16(a), except for one Form 4 for one transaction that was inadvertently filed one day late by Williams.

Item 11. Executive Compensation.

     The following is a description of certain fees and expenses anticipated to be paid or borne by the Trust, including fees expected to be paid to Williams, the Trustee, the Delaware Trustee, Mellon Investor Service, L.L.C. (as successor to Chemical Shareholder Services Group, Inc.) (the “Transfer Agent”), or their affiliates.

     Ongoing Administrative Expenses. The Trust is responsible for paying all legal, accounting, engineering and stock exchange fees, printing costs and other administrative and out-of-pocket expenses incurred by or at the direction of the Trustee or the Delaware Trustee and the out-of-pocket expenses of the Transfer Agent.

     Compensation of the Trustee, Delaware Trustee and Transfer Agent. The Trust Agreement provides for compensation to the Trustee and the Delaware Trustee for administrative services, out of the Trust assets. The Trustee was paid a 2003 base amount of $45,156, plus an hourly charge for services in excess of a combined total of 300 hours annually at the Trustee’s then standard rate. The Delaware Trustee is paid a fixed annual amount, which was initially set at $5,000. The Trustee and the Delaware Trustee received total compensation for 2003 of $45,156 and $6,150, respectively. The base amount of the Trustee’s fee and the amount of the Delaware Trustee’s fee for administrative services escalate at the rate of 3 percent per year. The Trustee and the Delaware Trustee are each entitled to reimbursement for out-of-pocket expenses. Upon termination of the Trust, the Trustee will receive, in addition to its out-of-pocket expenses, a termination fee in the amount of $8,000.

     The Transfer Agent receives a transfer agency fee of $5.50 annually per account (minimum of $15,000 annually), subject to change each December, based upon the change in the Producers’ Price Index as published by the United States Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued in excess of 10,000 annually. The total fees paid by the Trust to the Transfer Agent in 2003 were $22,933.

     Fees to Williams. Williams will receive, throughout the term of the Trust, an administrative services fee for accounting, bookkeeping and informational services relating to the Royalty Interests as described below in “Item 13—Administrative Services Agreement.”

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     (a) Security Ownership of Certain Beneficial Owners. The following table sets forth as of March 1, 2004 information with respect to the only Unitholder who was known to the Trustee to be a beneficial owner of more than 5 percent of the outstanding Units.

	Number of Units	Percent
Name and Address of Beneficial Owner	Beneficially Owned	of Class
The Williams Companies, Inc. One Williams Center Tulsa, Oklahoma 74172	2,166,891	22.3%

(1)	This information was provided to the Trustee by The Williams Companies, Inc.

Williams’s Voting Authority Over Units

     Although Williams has the voting authority over the Units it holds, with respect to the vote on any amendment to the Gas Purchase Contract or the Gas Gathering Contract, the Units held by Williams (or its affiliates) immediately after the Public Offering may not be voted nor will such Units be counted for purposes of determining if a quorum is present so long as such Units continue to be held by Williams (or its affiliates). This voting limitation will not be applicable to Units Williams (or its affiliates) may acquire, if any, after the date of the Public Offering.

     In addition, as noted below, certain potential conflicts of interest exist between Williams and its affiliates and the interests of the Trust and the Unitholders (see “Item 13 — Certain Relationships and Related Transactions — Potential Conflicts of Interest”). To the extent that any matters are brought to a vote of Unitholders where the interests of Williams conflict, or potentially conflict, with the interests of the Trust or Unitholders, Williams (or its affiliates) can be expected to vote in its own self-interest and under certain circumstances as noted above, may have sufficient votes to control the outcome.

     (b) Security Ownership of Management. The Trust has no directors or executive officers. As of March 1, 2004, Bank of America, N.A., the Trustee, held an aggregate of 9,944 Units in various fiduciary capacities, with no investment or voting powers. As of March 1, 2004, Chase Bank (as successor to Chemical Bank Delaware), the Delaware Trustee, did not beneficially own any Unit.

     (c) Changes in Control. Subject to the discussion above in this Item 12 under “Williams’s Voting Authority Over Units,” the Trustee knows of no arrangements the operation of which may at a subsequent date result in a change in control of the Trust.

Item 13. Certain Relationships and Related Transactions.

Administrative Services Agreement

     Pursuant to the Trust Agreement, Williams and the Trust entered into an Administrative Services Agreement effective December 1, 1992. A copy of the Administrative Services Agreement is filed as an exhibit to this Form 10-K.

     The Administrative Services Agreement obligates the Trust to pay to Williams each quarter an administrative services fee for accounting, bookkeeping and informational services relating to the Royalty Interests. The administrative services fee was $51,500 per calendar quarter commencing October 1, 1993, through and including the quarter ended September 30, 1994, and increases 3 percent each October 1. Accordingly, the total of the administrative services fees paid by the Trust to Williams in 2003 was $268,783.

Potential Conflicts of Interest

     The interests of Williams and its affiliates and the interests of the Trust and the Unitholders with respect to the Underlying Properties could at times be different. As a working interest owner in the WI Properties, WPC could have interests that conflict with the interests of the Trust and Unitholders. For example, such conflicts could be due to a number of factors including, but not limited to, future budgetary considerations and the absence of any contractual obligation on the part of WPC to spend for development of the WI Properties, except as noted herein. Such decisions may have the effect of changing the amount or timing of future distributions to Unitholders. WPC’s interests may also conflict with those of the Trust and Unitholders in situations involving the sale or abandonment of Underlying Properties. WPC has the right at any time to sell any of the Underlying Properties subject to the Royalty Interests and under certain circumstances may abandon any of the WI Properties. Such sales or abandonment may not be in the best interest of the Trust. In addition, WPX Gas Resources has the right, exercisable in its sole discretion, to terminate its Minimum Purchase Price commitment under the Gas Purchase Contract. Williams’ interests could conflict with those of the Trust and Unitholders to the extent the interests of WPX Gas Resources, under the Gas Purchase Contract, or WFS and WPX Gas Resources, under the Gas Gathering Contract, differ from the interests of the Trust and the Unitholders. Except for amendments to the Gas Gathering Contract or Gas Purchase Contract that must be approved by the vote of a majority of the Unitholders present at a meeting at which a quorum is present if such amendment would materially adversely affect Trust revenues, no mechanism or procedure has been included to resolve potential conflicts of interest between the Trust, Williams, WPC or their affiliates.

Item 14. Principal Accounting Fees and Services.

     Fees for services performed by Ernst & Young LLP for the years ended December 31, 2003 and 2002 are:

	2003	2002
Audit fees	$81,900	$65,200
Audit-related fees	$0	$0
Tax fees	$0	$0
All other fees	$0	$0

     As referenced in Item 10, above, the Trust has no audit committee, and as a result, has no audit committee pre-approval policy with respect to fees paid to Ernst & Young LLP.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports On Form 8-K.

(a)	The following documents are filed as a part of this report:

1.	Financial Statements (included in Item 8 of this report)

Page In This
Report
Report of Independent Auditors	38
Statements of Assets, Liabilities and Trust Corpus as of December 31, 2003 and 2002	39
Statements of Distributable Income for each of the three years in the period ended December 31, 2003	39
Statements of Changes in Trust Corpus for each of the three years in the period ended December 31, 2003	39
Notes to Financial Statements	40-47

2.	Financial Statement Schedules

     Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

3.	Exhibits

Exhibit
Number		Exhibit
3.1	—	Certificate of Trust of Williams Coal Seam Gas Royalty Trust (filed as Exhibit 3.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.1	—	Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of December 1, 1992, by and among Williams Production Company, The Williams Companies, Inc. and Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), as trustees (filed as Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.2	—	First Amendment to the Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of December 15, 1992, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.2 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.3	—	Second Amendment to the Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of January 12, 1993, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.3 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.4	—	Net Profits Conveyance effective as of October 1, 1992, by and among Williams Production Company, The Williams Companies, Inc., and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), and Chemical Bank Delaware (filed as Exhibit 4.4 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

Exhibit
Number		Exhibit
10.1	—	Administrative Services Agreement effective December 1, 1992, by and between The Williams Companies, Inc. and Williams Coal Seam Gas Royalty Trust (filed as Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.2	—	Gas Purchase Agreement dated October 1, 1992, by and between Williams Gas Marketing Company and Williams Production Company (filed as Exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.3	—	First Amendment to the Gas Purchase Agreement effective January 12, 1993, by and between Williams Gas Marketing Company and Williams Production Company (filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.4	—	Gas Gathering and Treating Agreement effective October 1, 1992, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.5	—	First Amendment to the Gas Gathering and Treating Agreement effective as of January 12, 1993, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.5 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.6	—	Amendment #2 to the Gas Gathering and Treating Agreement dated as of October 1, 1993, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.6 to the Registrant’s Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

10.7	—	Amendment #3 to the Gas Gathering and Treating Agreement dated as of October 1, 1993, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.7 to the Registrant’s Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

23.1	—	Consent of Ernst & Young LLP.

23.2	—	Consent of Miller and Lents, Ltd.

31.1	—	Certification by Ron E. Hooper, Senior Vice President and Administrator of Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated March 15, 2004, and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certificate by Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated March 15, 2004, and submitted pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	—	The information under the section captioned “Tax Considerations” on pages 20-21, and the information under the sections captioned “Federal Income Tax Consequences” and “ERISA Considerations” on pages 45-52 of the Prospectus dated January 13, 1993, which constitutes a part of the Registration Statement on Form S-3 of The Williams Companies, Inc. (Registration No. 33-53662) (filed as Exhibit 28.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

Exhibit
Number		Exhibit
99.2	—	Reserve Report, dated November 21, 1992, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of October 1, 1992, prepared by Miller and Lents, Ltd., independent petroleum engineers, included as Exhibit A of the Prospectus dated January 13, 1993, which constitutes a part of the Registration Statement on Form S-3 of The Williams Companies, Inc. (Registration No. 33-53662) (filed as Exhibit 28.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

99.3	—	Reserve Report, dated January 30, 2004 estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of December 31, 2003, prepared by Miller and Lents, Ltd., independent petroleum engineers.

     (b) Reports on Form 8-K. The Trust did not file any reports on Form 8-K during the fourth quarter of 2003; however, the following report on Form 8-K was “furnished” to the SEC during the fourth quarter:

On November 5, 2003, the Trust furnished a report on Form 8-K indicating that the Trust issued a press release announcing its quarterly cash distribution to unitholders of record on November 14, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WILLIAMS COAL SEAM GAS ROYALTY TRUST

By: BANK OF AMERICA, N.A., TRUSTEE

	By:	/s/ RON E. HOOPER

Ron E. Hooper
Senior Vice President and Administrator
Date: March 15, 2004

(The Registrant has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number		Description
3.1	—	Certificate of Trust of Williams Coal Seam Gas Royalty Trust (filed as Exhibit 3.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.1	—	Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of December 1, 1992, by and among Williams Production Company, The Williams Companies, Inc. and Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), as trustees (filed as Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.2	—	First Amendment to the Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of December 15, 1992, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.2 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.3	—	Second Amendment to the Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of January 12, 1993, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.3 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.4	—	Net Profits Conveyance effective as of October 1, 1992, by and among Williams Production Company, The Williams Companies, Inc., and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), and Chemical Bank Delaware (filed as Exhibit 4.4 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.1	—	Administrative Services Agreement effective December 1, 1992, by and between The Williams Companies, Inc. and Williams Coal Seam Gas Royalty Trust (filed as Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.2	—	Gas Purchase Agreement dated October 1, 1992, by and between Williams Gas Marketing Company and Williams Production Company (filed as Exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.3	—	First Amendment to the Gas Purchase Agreement effective January 12, 1993, by and between Williams Gas Marketing Company and Williams Production Company (filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.4	—	Gas Gathering and Treating Agreement effective October 1, 1992, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.5	—	First Amendment to the Gas Gathering and Treating Agreement effective as of January 12, 1993, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.5 to the Registrant’s Form 10-K for the year ended December 31, 992 and incorporated herein by reference).

Exhibit
Number		Description
10.6	—	Amendment #2 to the Gas Gathering and Treating Agreement dated as of October 1, 1993, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.6 to the Registrant’s Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

10.7	—	Amendment #3 to the Gas Gathering and Treating Agreement dated as of October 1, 1993, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.7 to the Registrant’s Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

23.1	—	Consent of Ernst & Young LLP.

23.2	—	Consent of Miller and Lents, Ltd.

31.1	—	Certification by Ron E. Hooper, Senior Vice President and Administrator of Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated March 15, 2004, and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certificate by Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated March 15, 2004, and submitted pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	—	The information under the section captioned “Tax Considerations” on pages 20-21, and the information under the sections captioned “Federal Income Tax Consequences” and “ERISA Considerations” on pages 45-52 of the Prospectus dated January 13, 1993, which constitutes a part of the Registration Statement on Form S-3 of The Williams Companies, Inc. (Registration No. 33-53662) (filed as Exhibit 28.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

99.2	—	Reserve Report, dated November 21, 1992, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of October 1, 1992, prepared by Miller and Lents, Ltd., independent petroleum engineers, included as Exhibit A of the Prospectus dated January 13, 1993, which constitutes a part of the Registration Statement on Form S-3 of The Williams Companies, Inc. (Registration No. 33-53662) (filed as Exhibit 28.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

99.3	—	Reserve Report, dated January 30, 2004, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of December 31, 2003, prepared by Miller and Lents, Ltd., independent petroleum engineers.