Form 10-Q
period 2004-03-31
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 2004-05-10
CIK 895007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_____________to______________

Commission File Number: 1-11608

WILLIAMS COAL SEAM GAS ROYALTY TRUST

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	75-6437433 (I.R.S. Employer Identification No.)

Trust Division
Bank of America, N.A.
901 Main Street
17th Floor
Dallas, Texas 75202
(Address of principal executive offices)
(Zip code)

(214) 209-2400
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)       Yes  ☑ No  ☐

     Number of units of beneficial interest outstanding at May 1, 2004: 9,700,000.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
Independent Accountants’ Review Report
Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Item 4. Controls and Procedures.
PART II — OTHER INFORMATION
Items 1 through 5.
Item 6. Exhibits and Reports on Form 8-K.
SIGNATURES
INDEX TO EXHIBITS
Letter Regarding Financial Information
Certification Pursuant to Section 302
Certification Pursuant to Section 906

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

     The financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the “Trustee”) of Williams Coal Seam Gas Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Annual Report”). The December 31, 2003 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2004, and the distributable income and the changes in trust corpus for the three-month periods ended March 31, 2004 and 2003, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

     The financial statements as of March 31, 2004 and for the three-month periods ended March 31, 2004 and 2003 included herein have been reviewed by Ernst & Young LLP, independent public accountants, as stated in their report appearing herein.

Independent Accountants’ Review Report

The Trustee
Williams Coal Seam Gas Royalty Trust

We have reviewed the accompanying condensed statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of March 31, 2004, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Trustee's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of December 31, 2003, and the related statements of distributable income and changes in trust corpus for the year then ended (not presented herein) and in our report dated March 10, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2003, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

Ernst & Young LLP

Tulsa, Oklahoma
May 4, 2004

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (UNAUDITED)

	March 31,	December 31,
	2004	2003
ASSETS
Current Assets —
cash and cash equivalents	$20,798	$110,588
Royalty interest in oil and gas properties (less accumulated amortization of $124,428,335 at March 31, 2004 and $123,945,801 at December 31, 2003) (Note 2)	14,138,328	14,620,862

TOTAL ASSETS	$14,159,126	$14,731,450

LIABILITIES AND TRUST CORPUS
Current Liabilities —
Payable to The Williams Companies, Inc. (Note 4)	$67,195	$67,914
Other accounts payable	75,728	24,703

	$142,923	$92,617
Trust corpus
9,700,000 units of beneficial interest authorized and outstanding (Note 2)	14,016,203	14,638,833

TOTAL LIABILITIES AND TRUST CORPUS	$14,159,126	$14,731,450

The accompanying notes are an integral part of these financial statements. See accountants’ review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	March 31, 2004	March 31, 2003
Royalty income (Note 2)	$3,330,572	$2,239,870
Interest income	1,442	1,424

Total	3,332,014	2,241,294
General and administrative expenses (Note 4)	(275,096)	(264,107)

Distributable income	$3,056,918	$1,977,187

Distributable income per unit (9,700,000 units)(Note 2)	$.32	$.20

The accompanying notes are an integral part of these financial statements. See accountants’ review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	March 31, 2004	March 31, 2003
Trust corpus, beginning of period	$14,638,833	$18,165,048
Amortization of royalty interest (Note 2)	(482,534)	(775,087)
Distributable income	3,056,918	1,977,187
Distributions to unitholders (Note 5)	(3,197,014)	(2,051,287)

Trust corpus, end of period	$14,016,203	$17,315,861

Distributions per unit (9,700,000 units) (Note 5)	$.33	$.21

The accompanying notes are an integral part of these financial statements. See accountants’ review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.   TRUST ORGANIZATION AND PROVISIONS

     Williams Coal Seam Gas Royalty Trust (the “Trust”) was formed as a Delaware business trust pursuant to the terms of the Trust Agreement of Williams Coal Seam Gas Royalty Trust (as amended, the “Trust Agreement”) entered into effective as of December 1, 1992, by and among Williams Production Company, a Delaware corporation (“WPC”), as trustor, The Williams Companies, Inc., a Delaware corporation (“Williams”), and Bank of America, N.A., as successor to NationsBank, N.A., a national banking association (the “Trustee”), and Chemical Bank Delaware, a Delaware banking corporation (the “Delaware Trustee”), as trustees. The trustees are independent financial institutions.

     The Trust was formed to acquire and hold certain net profits interests (the “Royalty Interests”) in proved natural gas properties located in the San Juan Basin of New Mexico and Colorado (the “Underlying Properties”) owned at the time of the Trust’s formation by WPC. The Trust was initially created effective as of December 1, 1992, with a $100 contribution by WPC. On January 21, 1993, the Royalty Interests were conveyed to the Trust by WPC pursuant to the Net Profits Conveyance (the “Conveyance”) dated effective as of October 1, 1992, by and among WPC, Williams, the Trustee and the Delaware Trustee, in consideration for all the 9,700,000 authorized units of beneficial interest in the Trust (“Units”). WPC transferred its Units by dividend to its parent, Williams, which sold an aggregate of 5,980,000 Units to the public through various underwriters in January and February 1993 (the “Public Offering”). Subsequently, Williams sold to the public an additional 151,209 Units. During the second quarter of 1995, Williams transferred its remaining Units to Williams Holdings of Delaware, Inc. (“WHD”), a separate holding company for Williams’ non-regulated businesses. Effective July 31, 1999, WHD was merged into Williams and by operation of the merger Williams assumed all assets, liabilities and obligations of WHD, including without limitation ownership of WHD’s Units. Effective August 11, 2000, Williams sold its Units to Quatro Finale IV LLC, a Delaware limited liability company (“QFIV”), in a privately negotiated transaction. Williams retained the voting rights and retained a “call” option on the transferred Units, and QFIV was granted a “put” option on the Units. During the period from December 2001 through December 2002, Williams exercised its option to purchase 960,000 of the QFIV transferred Units and simultaneously sold the Units to the public. On June 6, 2003, the Trust received notice of Williams’ intent to exercise its “put” option to repurchase 2,608,791 Units in the Trust from QFIV. According to the notice, Williams exercised its “put” option on June 13, 2003, and Williams has informed the Trustee that it sold an additional 503,900 Units to the public through March 31, 2004.

     Substantially all of the production attributable to the Underlying Properties is from the Fruitland coal formation and constitutes “coal seam” gas that entitled the owners of such production to tax credits pursuant to Section 29 of the Internal Revenue Code of 1986, as amended (the “Code”) upon the production and sale of such gas before January 1, 2003, provided certain requirements were satisfied. See Note 3 to these financial statements for further discussion of the Section 29 tax credit.

     Effective May 1, 1997, WPC transferred the Underlying Properties, subject to and burdened by the Royalty Interests, to Quatro Finale LLC, a non-affiliated Delaware limited liability company (“Quatro Finale”). Ownership of the Underlying Properties reverted back to WPC effective February 1, 2001, under the terms of the May 1, 1997 transaction. Pursuant to a Purchase and Sale Agreement dated March 14, 2001 (the “2001 Transaction Agreement”), and effective March 1, 2001, WPC sold the Underlying Properties subject to and burdened by the Royalty Interests to Quatro Finale V LLC, an unaffiliated Delaware limited liability company. On June 3, 2003, the Trust received notice from WPC of its exercise of the right to repurchase interests in the Underlying Properties from Quatro Finale V LLC pursuant to the 2001 Transaction Agreement. According to the notice, the acquisition of the Underlying Properties closed May 8, 2003, upon WPC’s execution of the Assignment and Bill of Sale, and the transaction had an effective date of January 1, 2003. Unless otherwise dictated by context, references herein to WPC with respect to the ownership of the Underlying Properties for any period from May 1, 1997 through February 28, 2001, and for the period from March 1, 2001 through January 1, 2003, shall be deemed to refer to Quatro Finale.

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

     The Trust will terminate no later than December 31, 2012, subject to earlier termination under certain circumstances described in the Trust Agreement (the “Termination Date”) and summarized in the 2003 Annual Report under “Item 1 Business-Description of the Trust-Termination and Liquidation of the Trust.” Cancellation of the Trust will occur on or following the Termination Date when all Trust assets have been sold and the net proceeds therefrom distributed to holders of Units in the Trust (“Unitholders”).

     The only assets of the Trust, other than cash and cash equivalents being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Royalty Interests. The Royalty Interests consist primarily of a net profits interest (the “NPI”) in the Underlying Properties. The NPI generally entitles the Trust to receive 60 percent of the NPI Net Proceeds, as defined below, attributable to (i) gas produced and sold from WPC’s net revenue interests (working interests less lease burdens) in the properties in which WPC has a working interest (the “WI Properties”) and (ii) the revenue stream received by WPC attributable to its 35 percent NPI in 5,348 gross acres in La Plata County, Colorado (the “Farmout Properties”). The Royalty Interests also include a 20 percent interest in WPC’s Infill Net Proceeds, as defined below, from the sale of production if well spacing rules are effectively modified and additional wells are drilled on producing drilling blocks on the WI Properties (the “Infill Wells”) during the term of the Trust. To date, eighty-seven Infill Wells have been drilled and are producing. The current status of the Infill Wells reflects the Infill Net Profit Costs exceeding the Infill Net Profit Gross Proceeds. The Trust will not be liable for such excess costs, and such excess costs will hereafter constitute Excess Infill Net Profit Costs until recovered by WPC. The Trust will not receive its 20 percent interest in WPC’s Infill Net Proceeds until such time as the Infill Gross Proceeds exceeds the Infill Net Profit Costs. “NPI Net Proceeds” consists generally of the revenue stream received by WPC from its 35 percent net profits interest in the

Farmout Properties, plus the aggregate proceeds attributable to WPC’s net revenue interest, based on the price paid at or in the vicinity of the wellhead (the “Wellhead”), of gas produced from the WI Properties, less WPC’s share of certain taxes and costs. “Infill Net Proceeds” consists generally of the aggregate proceeds, based on the price at the Wellhead, of gas produced from WPC’s net revenue interest in any Infill Wells less certain taxes and costs. The complete definitions of Infill Net Profit Costs, Infill Net Profit Gross Proceeds, Excess Infill Net Profit Costs, Infill Gross Proceeds, NPI Net Proceeds and Infill Net Proceeds are set forth in the Conveyance.

2.   BASIS OF ACCOUNTING

     The financial statements of the Trust are prepared on a modified cash basis and are not intended to present financial positions and results of operations in conformity with accounting principles generally accepted in the United States (“GAAP”). Preparation of the Trust’s financial statements on such basis includes the following:

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

3.   FEDERAL INCOME TAXES

     The Trust is a grantor trust for Federal income tax purposes. As a grantor trust, the Trust is not required to pay Federal income taxes. Accordingly, no provision for income taxes has been made in these financial statements.

     Because the Trust is treated as a grantor trust, and because a Unitholder is treated as directly owning an interest in the Royalty Interests, each Unitholder is taxed directly on his per Unit pro rata share of income attributable to the Royalty Interests consistent with the Unitholder’s taxable year and method of accounting and without regard to the taxable year or accounting method employed by the Trust.

     Coal seam gas produced and sold before January 1, 2003 from wells drilled after December 31, 1979 and prior to January 1, 1993, qualified for the Federal income tax credit for producing nonconventional fuels under Section 29 of the Code. This tax credit was calculated annually based on each year’s qualified production, and Williams provided the Trustee with Section 29 tax credit information related to the underlying properties.

     Coal seam gas produced and sold after December 31, 2002, will no longer generate a Section 29 tax credit unless the Section 29 tax credit is reinstated by Congress and such legislation applies to coal seam gas attributable to the Underlying Properties. Until such legislation is adopted, Unitholders will not be entitled to claim any additional Section 29 tax credits for coal seam gas produced and sold after 2002.

     The distribution made to Unitholders during the first quarter of 2003 was attributable to coal seam gas produced and sold before 2003. In Revenue Procedure 2004-27, the Internal Revenue Service (“IRS”) confirmed that Unitholders (whether using the cash or accrual method of accounting) are eligible to claim the Section 29 tax credit in 2003, the year in which they received the income from sales of coal seam gas made during 2002.

     In the 2003 Annual Report, Unitholders were advised that the Trust believed that Unitholders should be entitled to take the Section 29 tax credit for the distribution received in the first quarter of 2003 because it was attributable to coal seam gas produced and sold before 2003, but the Trust advised that formal guidance had not yet been issued by the IRS. Unitholders were advised that they could choose: (i) to file their tax returns before the IRS issued its decision, either claiming the Section 29 tax credit for the first quarter 2003 distribution or not claiming such credit; or (ii) to file an extension of time to file their returns until a decision had been made by the IRS. Unitholders who timely filed their returns but did not claim the Section 29 credit for the first quarter 2003 can now file an amended return claiming a refund of overpaid tax. Unitholders who chose to file an extension of time to file their returns should now file their returns claiming the Section 29 tax credit for distributions made in the first quarter of 2003 because this credit is attributable to coal seam gas produced and sold in the fourth quarter of 2002.

     To compute the amount of the Section 29 tax credit to be claimed on your 2003 tax return, a Unitholder should multiply the number of Units owned on March 3, 2003, by a factor of $0.203285.

     The Section 29 tax credit is based on the Unitholder’s pro rata share of qualifying production. It can be used only to the extent that a Unitholder’s regular tax liability exceeds the Unitholder’s tentative minimum tax liability after the regular tax liability has been reduced by the foreign tax credit and certain nonrefundable personal credits. Any part of the Section 29 tax credit not allowed for the tax year solely because of this alternative minimum tax limitation was subject to certain carryover provisions relating to the alternative minimum tax calculation. Except for the foregoing, there are no Code provisions that allow for the carryback or carryforward of Section 29 tax credits in any other circumstances. As the carryforward of unused Section 29 tax credits is related to the alternative minimum tax calculation for succeeding years, carryforwards should be allowed, even though the Section 29 tax credit is no longer allowed for coal seam gas produced and sold after 2002.

     Each Unitholder should consult his tax adviser regarding Trust tax compliance matters.

4.   RELATED PARTY TRANSACTIONS

     Williams provides accounting, bookkeeping and informational services to the Trust in accordance with an Administrative Services Agreement effective December 1, 1992. The fee is $50,000 per quarter, escalating 3 percent each October 1 commencing October 1, 1993. Amounts payable by the Trust to Williams at December 31, 2003 represent the fourth quarter fee, and amounts payable by the Trust to Williams at March 31, 2004 represent the first quarter fee. Substantially all production from the WI Properties is sold to a Williams’ subsidiary. Additionally, all royalty income is received from Williams.

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

     In addition to the regular quarterly distributions, under certain circumstances specified in the Trust Agreement (such as upon a purchase price adjustment, if any, or pursuant to the sale of a Royalty Interest), the Trust would make a special distribution (a “Special Distribution Amount”). A Special Distribution Amount would be made when amounts received by the Trust under such circumstances aggregated in excess of $9,000,000. The record date for a Special Distribution Amount will be the 15th day following receipt of amounts aggregating a Special Distribution Amount by the Trust (unless such day is not a business day in which case the record date will be the next business day thereafter or unless such day is within 10 days of the record date for a Quarterly Distribution Amount in which case the record date will be the date as is established for the next Quarterly Distribution Amount). Distribution to Unitholders of a Special Distribution Amount will be made no later than 15 days after the Special Distribution Amount record date.

6.   SUBSEQUENT EVENTS

     Subsequent to March 31, 2004, the Trust declared the following distribution:

Quarterly	Stated
Record	Payment	Distribution
Date	Date	per Unit
May 17, 2004	May 28, 2004	$0.396403

     The distribution per unit increased from $.329589 attributable to the fourth quarter of 2003 (paid in the first quarter of 2004) to $.396403 attributable to the first quarter of 2004 (payable in the second quarter of 2004). The increase in distributions was mainly the result of higher natural gas prices during the three month period ended March 31, 2004 as compared to the three month period ended December 31, 2003.

7.   CONTINGENCIES

     WPX Gas Resources Company (“WPX Gas Resources,” as successor in interest to Williams Gas Marketing Company), purchases natural gas produced from the WI Properties (except for certain small volumes) at the Wellhead under the terms of a gas purchase contract dated October 1, 1992, as amended (the “Gas Purchase Contract”). The Gas Purchase Contract provides for a pricing mechanism during an initial 5-year period, which expired on December 31, 1997, and continuing for one or more consecutive additional 1-year terms unless and until WPX Gas Resources exercises its annual option, exercisable 15 days prior to the end of each contract year, to discontinue purchasing gas under the pricing mechanism of the Gas Purchase Contract and instead purchase gas at a monthly market-based price. WPX Gas Resources has not exercised this option, and therefore, the pricing mechanism will continue to remain in effect through at least December 31, 2004.

     Under the pricing mechanism of the Gas Purchase Contract, when the market price is less than $1.70 per MMBtu (the “Minimum Purchase Price”), the Trust will be paid the Minimum Purchase Price for the gas and an account (the “Price Credit Account”) will be maintained to identify the accrued and unrecouped amount of payments made to the Trust in excess of the market price. Any amounts in the Price Credit Account are subject to future recoupment when the market price exceeds the Minimum Purchase Price. As of March 31, 2004, there were no remaining unrecouped price credits in the Price Credit Account. To the extent there may in the future be a balance in the Price Credit Account, the entitlement to recoup price credits means that if and when the index price is above the Minimum Purchase Price, future royalty income paid to the Trust would be reduced until such time as such Price Credit Account is once again reduced to zero. Corresponding cash distributions to Unitholders would also be reduced.

     While the terms of the Gas Purchase Agreement pricing mechanism remain in place and no balance exists in the Price Credit Account, when the market price for natural gas exceeds $1.94 price per MMBtu, the Trust receives only 50 percent of the excess of the market price over the $1.94 price per MMBtu For production months in the fourth quarter of 2003, which are reported as Royalty Income in the first quarter of 2004, the index price remained above the Minimum Purchase Price.

     The majority of the production attributable to the Trust is within Federal units. Unit participating areas are formed by pooling production from the participating area. Entitlement to the pooled production is based on each party’s acreage in the participating area divided by the total participating acreage. Wells drilled outside the participating area may create an enlargement to the participating area and a revision of the Unit ownership entitlement. The Bureau of Land Management (“BLM”) must approve Unit participating area expansions. The effective date for Unit expansions is retroactive to the date the well creating the expansion was tested. For fourth quarter 2002 natural gas production, as it relates to royalty income received by the Trust in first quarter 2003, retroactive adjustments were processed on two of the Federal Units. The first adjustment was related to the Federal Unit expansion of the San Juan 30-5 Unit. The second adjustment was not related to a Federal Unit expansion, rather it resulted from a payout adjustment on certain wells in the San Juan 32-9 Unit, whereby the working interest supporting the NPI of the Underlying Properties was reduced. The total impact of these adjustments was to reduce the natural gas attributable to the NPI of the Underlying Properties by approximately 500,000 MMbtu’s and that of the Trust by approximately 300,000 MMbtu’s (representing a retroactive adjustment based on actual prices in effect during the production period of approximately $357,000). During the first quarter 2004, similar retroactive adjustments were processed on the San Juan 32-9 Federal Unit. The retroactive adjustments included a favorable impact from unit expansion and an unfavorable impact from an additional adjustment related to the payout determination of the Federal Unit. The net effect of these two retroactive adjustments impacted royalty income for the quarter ended March 31, 2004 by approximately $275,000. The revenues presented in the accompanying statements of distributable income are on an entitlement basis and reflect the most recent BLM participating area approvals at March 31, 2004 and 2003, respectively. There are pending or anticipated applications or approvals for additional participating area enlargements. WPC has advised the Trustee that it does not believe that final approval of these Unit participating area enlargements and the resulting retroactive adjustments, if any, will have a material impact on the revenues as presented in these financial statements.

     On January 5, 2001, the State of New Mexico, acting under authority of the Minerals Management Service (“MMS”), presented WPC with an Audit Issue Letter for the alleged underpayment of royalties in the amount of $948,501, on gas produced from the Underlying Properties due to federal royalty owners during the time period from January 1992 through December 1996. MMS regulations permit a lessee to deduct from its gross proceeds its reasonable actual cost of transportation and processing to transport the gas from the lease to the point of sale in calculating the market value of its production. The State of New Mexico claims that certain costs of removing and transporting carbon dioxide gas are not deductible. On March 22, 2001, WPC responded to the Audit Issue Letter and contested the State of New Mexico’s claim for additional royalties as being contrary to law. In early November 2001, WPC received from the MMS an order to Report and Pay Additional Royalties and Perform Restructured Accounting on subsequent periods. The order was dated October 30, 2001. The order requires WPC to (1) pay additional royalties of $943,964 on production related to the audit period of January 1, 1992 through December 31, 1996; (2) pay an estimated incremental royalty amount of $991,549 for production covering January 1, 1997 through March 31, 2001; and (3) perform a restructured accounting and pay an additional royalty for months after March 2001. On January 30, 2002, WPC filed its Statement of Reasons in support of its earlier appeal of the Audit Issue Letter. While WPC has informed the Trustee that it believes that its past computations have been appropriately stated, applying the MMS methodology asserted by the State of New Mexico could potentially result in negative adjustments to amounts previously paid to the Trust of approximately $3,500,000. If WPC were to lose its appeal, this would result in an adjustment to royalty income otherwise payable from WPC to the

Trust and a corresponding decrease in distributions to Unitholders, which could eliminate entirely such distributions for one or more future quarterly periods.

Item 2.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

     The Trust makes quarterly cash distributions to Unitholders. The only assets of the Trust, other than cash and cash equivalents being held for the payment of expenses and liabilities and for distribution to Unitholders, are net profits interests (the “Royalty Interests”) in certain proved coal seam gas properties located in the San Juan Basin of New Mexico and Colorado (the “Underlying Properties”). The Royalty Interests owned by the Trust burden the Underlying Properties, which are owned by WPC and not the Trust.

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

     The amount of distributable income of the Trust for any quarter may differ from the amount of cash available for distribution to Unitholders in such quarter due to differences in the treatment of the expenses of the Trust in the determination of those amounts. The financial statements of the Trust are prepared on a modified cash basis pursuant to which the expenses of the Trust are recognized when incurred. Consequently, the reported distributable income of the Trust for any quarter is determined by deducting from the income received by the Trust the amount of expenses incurred by the Trust during such quarter. The amount of cash available for distribution to Unitholders, however, is determined in accordance with the provisions of the Trust Agreement and reflects the deduction from the income actually received by the Trust of the amount of expenses actually paid by the Trust and adjustments for changes in reserves for unpaid liabilities. See Note 5 to the financial statements of the Trust appearing elsewhere in this Form 10-Q for additional information regarding the determination of the amount of cash available for distribution to Unitholders.

     Coal seam gas produced and sold before January 1, 2003 from wells drilled after December 31, 1979 and prior to January 1, 1993, qualified for the Federal income tax credit for producing nonconventional fuels under Section 29 of the Code. This tax credit was calculated annually based on each year’s qualified production, and Williams provided the Trustee with Section 29 tax credit information related to the Underlying Properties.

     Coal seam gas produced and sold after December 31, 2002, will no longer generate a Section 29 tax credit unless the Section 29 tax credit is reinstated by Congress and such legislation applies to coal seam gas attributable to the Underlying Properties. Until such legislation is adopted, Unitholders will not be entitled to claim any additional Section 29 tax credits for coal seam gas produced and sold after 2002.

     The distribution made to Unitholders during the first quarter of 2003 was attributable to coal seam gas produced and sold before 2003. In Revenue Procedure 2004-27, the Internal Revenue Service (“IRS”) confirmed that Unitholders (whether using the cash or accrual method of accounting) are eligible to claim the Section 29 tax credit in 2003, the year in which they received the income from sales of coal seam gas made during 2002.

     In the 2003 Annual Report, Unitholders were advised that the Trust believed that Unitholders should be entitled to take the Section 29 tax credit for the distribution received in the first quarter of 2003 because it was attributable to coal seam gas produced and sold before 2003, but the Trust advised that formal guidance had not yet been issued by the IRS. Unitholders were advised that they could choose: (i) to file their tax returns before the IRS issued its decision, either claiming the Section 29 tax credit for the first quarter 2003 distribution or not claiming such credit; or (ii) to file an extension of time to file their returns until a decision had been made by the IRS. Unitholders who timely filed their returns but did not claim the Section 29 credit for the first quarter 2003 can now file an amended return claiming a refund of overpaid tax. Unitholders who chose to file an extension of time to file their returns should now file their returns claiming the Section 29 tax credit for distributions made in the first quarter of 2003 because this credit is attributable to coal seam gas produced and sold in the fourth quarter of 2002.

     To compute the amount of the Section 29 tax credit to be claimed on your 2003 tax return, a Unitholder should multiply the number of Units owned on March 3, 2003, by a factor of $0.203285.

     The Section 29 tax credit is based on the Unitholder’s pro rata share of qualifying production. It can be used only to the extent that a Unitholder’s regular tax liability exceeds the Unitholder’s tentative minimum tax liability after the regular tax liability has been reduced by the foreign tax credit and certain nonrefundable personal credits. Any part of the Section 29 tax credit not allowed for the tax year solely because of this alternative minimum tax limitation was subject to certain carryover provisions relating to the alternative minimum tax calculation. Except for the foregoing, there are no Code provisions that allow for the carryback or carryforward of Section 29 tax credits in any other circumstances. As the carryforward of unused Section 29 tax credits is related to the alternative minimum tax calculation for succeeding years, carryforwards should be allowed, even though the Section 29 tax credit is no longer allowed for coal seam gas produced and sold after 2002.

     Each Unitholder should consult his tax adviser regarding Trust tax compliance matters.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

     For the quarter ended March 31, 2004, royalty income received by the Trust amounted to $3,330,572 as compared to $2,239,870 received for the same quarter in 2003. The increase in royalty income is primarily due to higher natural gas prices. Production related to the royalty income received by the Trust in the first quarter of 2004 was 1,243,988 MMBtu as compared to 1,511,281 MMBtu for the same quarter in 2003. Interest income and general and administrative expenses for the quarter ended March 31, 2004 were comparable to the quarter ended March 31, 2003.

     Distributable income for the quarter ended March 31, 2004 was $3,056,918 or $.32 per Unit compared to $1,977,187 or $ .20 per Unit for the first quarter of 2003. This increase was the result of higher natural gas prices. A distribution of $.329589 per Unit was made on February 27, 2004 to Unitholders of record on February 17, 2004.

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

     Royalty income received by the Trust in a given calendar quarter will generally reflect the sum of (i) proceeds from the sale of gas produced from the WI Properties during the preceding calendar quarter, plus (ii) cash received by WPC with respect to the Farmout Properties either (a) during the preceding calendar quarter or (b) if received in sufficient time to be paid to the Trust, in the month immediately following such calendar quarter. Accordingly, the royalty income included in distributable income for the quarter ended March 31, 2004 was based on production volumes and natural gas prices for the period October 2003 through December 2003, as shown in the table below. Due to delays associated with the receipt of income related to the Farmout Properties, the Trust’s royalty income for the first quarter of 2004 reflects estimated production volumes from the Farmout Properties for the months of September 2003 through November 2003, as shown in the table below. The production volumes included in the table below are for production attributable to the net profits of the Underlying Properties, and not for production attributable to the Trust’s Royalty Interests.

	Three Months	Three Months
	Ended	Ended
	December 31, 2003	December 31, 2002
Production (MMBtu)(1)
WI Properties	1,576,739 (2)	2,064,783 (4)
Farmout Properties	496,595 (3)	454,019 (5)
Blanco Hub Spot Price ($/MMBtu)(6)	$4.05	$3.11

Net Wellhead Price WI Properties ($/MMBtu)(6)	$2.25	$1.80

(1)	Million British Thermal Units.

(2)	Includes retroactive adjustments of (499,948) MMBtu. See “Item 1—Note 7 of Notes to Financial Statements.”

(3)	Reflects estimated volumes for September 2003 through November 2003.

(4)	Includes retroactive adjustments of (514,550) MMBtu. See “Item 1—Note 7 of Notes to Financial Statements.”

(5)	Reflects estimated volumes for September 2002 through November 2002.

(6)	Simple average of estimates for the months included in the period presented.

     Production from the WI Properties is generally sold by WPC to WPX Gas Resources pursuant to the Gas Purchase Contract that provides certain protections for WPC and Unitholders by providing that WPX Gas Resources will purchase gas from WPC at a minimum purchase price of $1.70 even when the applicable index price (which is equal to 97% of the Blanco Hub Spot Price) falls below $1.70 per MMBtu, provided that WPX Gas Resources is entitled to accrue price credits in the amount of any excess of the minimum price so paid over the applicable index price. When the applicable index price exceeds $1.70 per MMBtu, WPX Gas Resources is entitled to recoup any price credits previously accrued. When the applicable index price is greater than $1.94 per MMBtu, the Gas Purchase Contract protects and benefits WPX Gas Resources by allowing it to purchase gas from WPC at a contract price equal to $1.94 per MMBtu plus only 50 percent of the difference between the applicable index price and $1.94 per MMBtu. The Gas Purchase Contract also provides that the price paid for gas by WPX Gas Resources is reduced by the amount of gathering, processing and certain other costs paid by WPX Gas Resources. See “Item 2. Properties — The Royalty Interests — Gas Purchase Contract” in the 2003 Annual Report for detailed information about the Gas Purchase Contract and its impact on Trust income.

     The initial five-year term of the pricing provision (“Primary Term”) of the Gas Purchase Contract expired on December 31, 1997. Following the expiration of the Primary Term, the pricing provision will continue in effect for one or more consecutive additional one-year terms (each such term a “Contract Year”) unless and until WPX Gas Resources exercises its annual option, exercisable 15 days prior to the end of each Contract Year, to discontinue purchasing gas from WPC under the pricing provision of the Gas Purchase Contract and instead purchase gas at a monthly price equal to the index price of 97 percent of the Blanco Hub Spot Price. WPX has not yet exercised this option and the pricing mechanism of the Primary Term, therefore, has been and will continue to remain in effect through at least December 31, 2004.

     For the quarter ended March 31, 2004, which is based on production volumes and natural gas prices for the three months ended December 31, 2003, the Blanco Hub Spot Price was above $2.00 per MMBtu and therefore the applicable index price under the Gas Purchase Contract, which is equal to 97% of the Blanco Hub Spot Price, was above $1.94 per MMBtu. In general, under the Gas Purchase Contract, the Trust only receives the benefit of 50 percent of any amount by which the applicable index price exceeds $1.94 per MMBtu. Consequently, pursuant to the terms of the Gas Purchase Contract, WPX Gas Resources paid WPC an amount for gas purchased equal to $1.94 per MMBtu, less the costs paid by WPX Gas Resources to gather and process such gas and deliver it to specified delivery points plus 50 percent of the excess of the applicable index price over $1.94 per MMBtu. The Blanco Hub Spot Price remained above $2.00 per MMBtu in April 2004.

     The information in this Form 10-Q concerning production and prices relating to the Underlying Properties is based on information prepared and furnished by WPC to the Trustee. The Trustee has no control over and no responsibility relating to the operation of the Underlying Properties.

Forward-Looking Statements

     This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange

Act of 1934, as amended. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements contained in this “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Trust’s financial position and industry conditions, are forward-looking statements. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

     The only assets of and sources of income to the Trust are the Royalty Interests, which generally entitle the Trust to receive a share of the net profits from natural gas production from the Underlying Properties. Consequently, the Trust’s financial results can be significantly affected by fluctuations in natural gas prices and the Trust has commodity price risk exposure associated with the natural gas markets in the United States. The Royalty Interests do not entitle the Trust to control or influence the operation of the Underlying Properties or the sale of gas produced therefrom. Natural gas produced from the WI Properties, which comprises the majority of production attributable to the Royalty Interests, is currently sold by WPC pursuant to the terms of the Gas Purchase Contract. Although the Trust is not a party to the Gas Purchase Contract, the Gas Purchase Contract may significantly impact revenues to the Trust. Although the Gas Purchase Contract mitigates the risk to the Trust of low gas prices, it also limits the ability of the Trust to benefit from the effects of higher gas prices. See “Item 2. Properties — The Royalty Interests — Gas Purchase Contract” in the 2003 Annual Report for detailed information about the Gas Purchase Contract and its impact on the Trust and Unitholders.

     The Trust is a passive entity and other than the Trust’s ability to periodically borrow money as necessary to pay expenses, liabilities and obligations of the Trust that cannot be paid out of cash held by the Trust, the Trust is prohibited from engaging in borrowing transactions. The amount of any such borrowings is unlikely to be material to the Trust. The Trust periodically holds short term investments acquired with funds held by the Trust pending distribution to Unitholders and funds held in reserve for the payment of Trust expenses and liabilities. Because of the short-term nature of these borrowings and investments and certain limitations upon the types of such investments which may be held by the Trust, the Trustee believes that the Trust is not subject to any material interest rate risk. The Trust does not engage in transactions in foreign currencies which could expose the Trust or Unitholders to any foreign currency related market risk.

Item 4.	Controls and Procedures.

     As of the end of the period covered by this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15. Based upon that evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures are effective in timely alerting the Trustee to material information relating to the Trust required to be included in the Trust’s periodic filings with the Securities and Exchange Commission. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by WPC. There has not been any change in the Trust’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II — OTHER INFORMATION

Items 1 through 5.

     Not applicable.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	The exhibits listed below are filed as part of this report:

EXHIBIT
NUMBER	EXHIBIT
15 —	Letter regarding unaudited interim financial information dated May 4, 2004, from the independent accountant which acknowledges awareness of the use in registration statement of a report on unaudited interim financial information.

31.1—	Certification by Ron E. Hooper, Senior Vice President and Administrator of Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated May 10, 2004, and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1—	Certificate by Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated May 10, 2004, and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(b)	Reports on Form 8-K.

The Trust did not file any reports on Form 8-K during the first quarter of 2004; however, the following report on Form 8-K was “furnished” to the SEC during the first quarter:

On February 5, 2004, the Trust furnished a report on Form 8-K indicating that the Trust issued a press release announcing its quarterly cash distribution to unitholders of record on February 17, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS COAL SEAM GAS ROYALTY TRUST
By:	BANK OF AMERICA, N.A., Trustee
By:	/s/ RON E. HOOPER Ron E. Hooper Senior Vice President and Administrator

(The Registrant has no directors or executive officers.)

Date: May 10, 2004

INDEX TO EXHIBITS

EXHIBIT
NUMBER	EXHIBIT
15 —	Letter regarding unaudited interim financial information dated May 4, 2004, from the independent accountant which acknowledges awareness of the use in registration statement of a report on unaudited interim financial information.

31.1 —	Certification by Ron E. Hooper, Senior Vice President and Administrator of Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated May 10, 2004, and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certificate by Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated May 10, 2004, and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).