Form 10-Q
period 2004-06-30
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 2004-08-09
CIK 895007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2004

or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes ☑ No ☐

     Number of units of beneficial interest outstanding at August 2, 2004: 9,700,000.

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

     The financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the “Trustee”) of Williams Coal Seam Gas Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Annual Report”). The December 31, 2003 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2004, the distributable income for the three-month and six-month periods ended June 30, 2004 and 2003, and the changes in trust corpus for the six-month periods ended June 30, 2004 and 2003, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

     The financial statements as of June 30, 2004, and for the three-month and six-month periods ended June 30, 2004 and 2003 included herein have been reviewed by Ernst & Young LLP, independent public accountants, as stated in their report appearing herein.

Report of Independent Registered Public Accounting Firm

The Trustee
Williams Coal Seam Gas Royalty Trust

We have reviewed the condensed statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of June 30, 2004, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 2004 and 2003, and the condensed statements of changes in trust corpus for the six-month periods ended June 30, 2004 and 2003. These financial statements are the responsibility of the Trustee’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

As described in Note 2 to the financial statements, these financial statements have been prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles.

Based on our reviews, we are not aware of any material modifications that should be made to the condensed interim financial statements referred to above for them to be in conformity with the basis of accounting described in Note 2.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of December 31, 2003, and the related statements of distributable income and changes in trust corpus for the year then ended not presented herein, and in our report dated March 10, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2003, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

Ernst & Young LLP

Tulsa, Oklahoma
August 4, 2004

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (UNAUDITED)

	June 30,	December 31,
	2004	2003
ASSETS
Current Assets — cash and cash equivalents	$64,224	$110,588
Royalty interests in oil and gas properties (less accumulated amortization of $125,116,086 at June 30, 2004 and $123,945,801 at December 31, 2003) (Note 2)	13,450,577	14,620,862

TOTAL ASSETS	$13,514,801	$14,731,450

LIABILITIES AND TRUST CORPUS
Current Liabilities:
Payable to The Williams Companies, Inc. (Note 4)	$—	$67,914
Other accounts payable	33,363	24,703

	33,363	92,617
Trust corpus - 9,700,000 units of beneficial interest authorized and outstanding (Note 2)	13,481,438	14,638,833

TOTAL LIABILITIES AND TRUST CORPUS	$13,514,801	$14,731,450

The accompanying notes are an integral part of these financial statements. See accountants’ review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	June 30, 2004	June 30, 2003
Royalty income (Note 2)	$4,193,115	$3,887,756
Interest income	2,002	3,102

Total	4,195,117	3,890,858
General and administrative expenses (Note 4)	(197,023)	(185,912)

Distributable income	$3,998,094	$3,704,946

Distributable income per unit (9,700,000 units) (Note 2)	$.41	$.38

The accompanying notes are an integral part of these financial statements. See accountants’ review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	SIX MONTHS	SIX MONTHS
	ENDED	ENDED
	June 30, 2004	June 30, 2003
Royalty income (Note 2)	$7,523,687	$6,127,626
Interest income	3,444	4,526

Total	7,527,131	6,132,152
General and administrative expenses (Note 4)	(472,119)	(450,019)

Distributable income	$7,055,012	$5,682,133

Distributable income per unit (9,700,000 units) (Note 2)	$.73	$.59

The accompanying notes are an integral part of these financial statements. See accountants’ review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	SIX MONTHS	SIX MONTHS
	ENDED	ENDED
	June 30, 2004	June 30, 2003
Trust corpus, beginning of period	$14,638,833	$18,165,048
Amortization of royalty interest (Note 2)	(1,170,285)	(1,722,900)
Distributable income	7,055,012	5,682,133
Distributions to Unitholders (Note 5)	(7,042,122)	(5,722,137)

Trust corpus, end of period	$13,481,438	$16,402,144

Distributions per unit (9,700,000 units) (Note 5)	$.73	$.59

The accompanying notes are an integral part of these financial statements. See accountants’ review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1.	TRUST ORGANIZATION AND PROVISIONS

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

     The Trust was formed to acquire and hold certain net profits interests (the “Royalty Interests”) in proved natural gas properties located in the San Juan Basin of New Mexico and Colorado (the “Underlying Properties”) owned at the time of the Trust’s formation by WPC. The Trust was initially created effective as of December 1, 1992, with a $100 contribution by WPC. On January 21, 1993, the Royalty Interests were conveyed to the Trust by WPC pursuant to the Net Profits Conveyance (the “Conveyance”) dated effective as of October 1, 1992, by and among WPC, Williams, the Trustee and the Delaware Trustee, in consideration for all the 9,700,000 authorized units of beneficial interest in the Trust (“Units”). WPC transferred its Units by dividend to its parent, Williams, which sold an aggregate of 5,980,000 Units to the public through various underwriters in January and February 1993 (the “Public Offering”). Subsequently, Williams sold to the public an additional 151,209 Units. During the second quarter of 1995 Williams transferred its remaining Units to Williams Holdings of Delaware, Inc. (“WHD”), a separate holding company for Williams’ non-regulated businesses. Effective July 31, 1999, WHD was merged into Williams and by operation of the merger Williams assumed all assets, liabilities and obligations of WHD, including without limitation ownership of WHD’s Units. Effective August 11, 2000, Williams sold its Units to Quatro Finale IV LLC, a Delaware limited liability company (“QFIV”), in a privately negotiated transaction. Williams retained the voting rights and retained a “call” option on the transferred Units, and QFIV was granted a “put” option on the Units. During the period from December 2001 through December 2002, Williams exercised its option to purchase 960,000 of the QFIV transferred Units and simultaneously sold the Units to the public. On June 6, 2003, the Trust received notice of Williams’ intent to exercise its “put” option to repurchase 2,608,791 Units in the Trust from QFIV. According to the notice, Williams exercised its “put” option on June 13, 2003, and Williams has informed the Trustee that it sold an additional 551,400 Units to the public through June 30, 2004.

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

     The only assets of the Trust, other than cash and cash equivalents being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Royalty Interests. The Royalty Interests consist primarily of a net profits interest (the “NPI”) in the Underlying Properties. The NPI generally entitles the Trust to receive 60 percent of the NPI Net Proceeds, as defined below, attributable to (i) gas produced and sold from WPC’s net revenue interests (working interests less lease burdens) in the properties in which WPC has a working interest (the “WI Properties”) and (ii) the revenue stream received by WPC attributable to its 35 percent NPI in 5,348 gross acres in La Plata County, Colorado (the “Farmout Properties”). The Royalty Interests also include a 20 percent interest in WPC’s Infill Net Proceeds, as defined below, from the sale of production if well spacing rules are effectively modified and additional wells are drilled on producing drilling blocks on the WI Properties (the “Infill Wells”) during the term of the Trust. To date, one hundred thirty-seven Infill Wells have been drilled and are producing. The current status of the Infill Wells reflects the Infill Net Profit Costs exceeding the Infill Net Profit Gross Proceeds. The Trust will not be liable for such excess costs, and such excess costs will hereafter constitute Excess Infill Net Profit Costs until recovered by WPC. The Trust will not receive its 20 percent interest in WPC’s Infill Net Proceeds until such time as the Infill Gross Proceeds exceeds the Infill Net Profit Costs. “NPI Net Proceeds” consists generally of the revenue stream received by WPC from its 35 percent net profits interest in the Farmout Properties, plus the aggregate proceeds attributable to WPC’s net revenue interest, based on the price paid at or in the vicinity of the wellhead (the “Wellhead”), of gas produced from the WI Properties, less WPC’s share of certain taxes and costs. “Infill Net Proceeds” consists generally of the aggregate proceeds, based on the price at the Wellhead, of gas produced from WPC’s net revenue interest in any Infill Wells less certain taxes and costs. The complete definitions of Infill

Net Profit Costs, Infill Net Profit Gross Proceeds, Excess Infill Net Profit Costs, Infill Gross Proceeds, NPI Net Proceeds and Infill Net Proceeds are set forth in the Conveyance.

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

     Because the Trust will be treated as a grantor trust, and because a Unitholder is treated as directly owning an interest in the Royalty Interests, each Unitholder is taxed directly on his per Unit pro rata share of income attributable to the Royalty Interests consistent with the Unitholder’s taxable year and method of accounting and without regard to the taxable year or accounting method employed by the Trust.

     Coal seam gas produced and sold after December 31, 2002, no longer generates a Section 29 credit under the Internal Revenue Code (the “Code”). Therefore, Unitholders are not entitled to claim Section 29 credits for coal seam gas produced and sold after 2002. However, a Unitholder may benefit from unused Section 29 credits for alternative minimum tax purposes. Before its expiration, the Section 29 credit could be used only to the extent that a Unitholder’s regular tax liability exceeded the Unitholder’s tentative minimum tax liability after the regular tax liability had been reduced by the foreign tax credit and certain nonrefundable personal credits. Any part of the Section 29 credit not allowed for the tax year solely because of this alternative minimum tax limitation was subject to certain carryover provisions relating to the alternative minimum tax calculation. Except for the foregoing, there were no other Code provisions that allowed for the carryback or carryforward of Section 29 credits. As the carryforward of unused Section 29 credits is related to the alternative minimum tax calculation for succeeding years, carryforwards should continue to be allowed, even though the Section 29 credit is no longer allowed for coal seam gas produced and sold after 2002.

     Each Unitholder should consult his tax adviser regarding Trust tax compliance matters.

4.	RELATED PARTY TRANSACTIONS

     Williams provides accounting, bookkeeping and informational services to the Trust in accordance with an Administrative Services Agreement effective December 1, 1992. The fee is $50,000 per quarter, escalating 3 percent each October 1 commencing October 1, 1993. Amounts payable by the Trust to Williams at December 31, 2003 represent the fourth quarter fee. The second quarter fee was paid by the Trust to Williams prior to June 30, 2004. Substantially all production from the WI Properties is sold to a Williams’ subsidiary. Additionally, all royalty income is received from Williams.

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

6.	SUBSEQUENT EVENTS

     Subsequent to June 30, 2004, the Trust declared the following distribution:

Quarterly	Stated
Record	Payment	Distribution
Date	Date	per Unit
August 16, 2004	August 27, 2004	$.405316

     The distribution per unit increased from $.396403 attributable to the first quarter of 2004 (paid in the second quarter of 2004) to $.405316 attributable to the second quarter of 2004 (payable in the third quarter of 2004). The slight increase in distributions was primarily the result of an increase in revenue attributable to a positive retroactive adjustment of $0.04 for the WI Properties in the second quarter of 2004.

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

     Under the pricing mechanism of the Gas Purchase Contract, when the market price is less than $1.70 per MMBtu (the “Minimum Purchase Price”), the Trust will be paid the Minimum Purchase Price for the gas and an account (the “Price Credit Account”) will be maintained to identify the accrued and unrecouped amount of payments made to the Trust in excess of the market price. Any amounts in the Price Credit Account are subject to future recoupment when the market price exceeds the Minimum Purchase Price. As of June 30, 2004, there were no remaining unrecouped price credits in the Price Credit Account. To the extent there may in the future be a balance in the Price Credit Account, the entitlement to recoup price credits means that if and when the index price is above the Minimum Purchase Price, future royalty income paid to the Trust would be reduced until such time as such Price Credit Account is once again reduced to zero. Corresponding cash distributions to Unitholders would also be reduced.

     While the terms of the Gas Purchase Agreement pricing mechanism remain in place and no balance exists in the Price Credit Account, when the market price for natural gas exceeds $1.94 price per MMBtu, the Trust receives only 50 percent of the excess of the market price over the $1.94 price per MMBtu before reduction for gathering, processing and certain other costs.

For production months in the first quarter of 2004, which are reported as Royalty Income in second quarter 2004, the index price remained above the Minimum Purchase Price.

     The majority of the production attributable to the Trust is within Federal units. Unit participating areas are formed by pooling production from the participating area. Entitlement to the pooled production is based on each party’s acreage in the participating area divided by the total participating acreage. Wells drilled outside the participating area may create an enlargement to the participating area and a revision of the Unit ownership entitlement. The Bureau of Land Management (“BLM”) must approve Unit participating area expansions. The effective date for Unit expansions is retroactive to the date the well creating the expansion was tested. For fourth quarter 2002 natural gas production, as it relates to royalty income received by the Trust in first quarter 2003, retroactive adjustments were processed on two of the Federal Units. The first adjustment was related to the Federal Unit expansion of the San Juan 30-5 Unit. The second adjustment was not related to a Federal Unit expansion, rather it resulted from a payout adjustment on certain wells in the San Juan 32-9 Unit, whereby the working interest supporting the NPI of the Underlying Properties was reduced. The total impact of these adjustments was to reduce the natural gas attributable to the NPI of the Underlying Properties by approximately 500,000 MMbtu’s and that of the Trust by approximately 300,000 MMbtu’s (approximately $357,000). During the first quarter of 2004, similar retroactive adjustments were processed on the San Juan 32-9 Federal Unit. The retroactive adjustments included a favorable impact from unit expansion and an unfavorable impact from an additional adjustment related to the payout determination of the Federal Unit. The net effect of these two retroactive adjustments decreased royalty income for the six months ended June 30, 2004 by approximately $275,000. The revenues presented in the accompanying statements of distributable income are on an entitlement basis and reflect the most recent BLM participating area approvals at June 30, 2004 and 2003, respectively. There are pending or anticipated applications or approvals for additional participating area enlargements that could impact future operating results.

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

     The amount of distributable income of the Trust for any quarter may differ from the amount of cash available for distribution to Unitholders in such quarter due to differences in the treatment of the expenses of the Trust in the determination of those amounts. The financial statements of the Trust are prepared on a modified cash basis pursuant to which general and administrative expenses of the Trust are recognized on an accrual basis. Consequently, the reported distributable income of the Trust for any quarter is determined by deducting from the income received by the Trust the amount of expenses incurred by the Trust during such quarter. The amount of cash available for distribution to Unitholders, however, is determined in accordance with the provisions of the Trust Agreement and reflects the deduction from the income actually received by the Trust of the amount of expenses actually paid by the Trust and adjustments for changes in reserves for unpaid liabilities. See Note 5 to the financial statements of the Trust appearing elsewhere in this Form 10-Q for additional information regarding the determination of the amount of cash available for distribution to Unitholders.

Three Months and Six Months Ended June 30, 2004 Compared to Three Months and Six Months Ended June 30, 2003.

     For the quarter ended June 30, 2004, royalty income received by the Trust amounted to $4,193,115 as compared to $3,887,756 received for the same quarter in 2003. The increase in royalty income is primarily due to higher natural gas prices. Production related to the royalty income received by the Trust in the second quarter of 2004 was 1,833,622 MMBtu as compared to 1,856,241 MMBtu for the same quarter in 2003. Royalty income for the six months ended June 30, 2004 was $7,523,687 as compared to $6,127,626 for the same period in 2003. Production related to the royalty income received by the Trust for the six months ended June 30, 2004 was 3,077,609 MMBtu as compared to 3,367,522 MMBtu for the six months ended June 30, 2003. The decrease in production volume was offset by higher natural gas prices compared to the previous year. The effects of this resulted in higher royalty income for the six months ended June 30, 2004. Interest income was lower for the three and six month periods ended June 30, 2004 due to a decline in interest rates. General and administrative expenses for the three month and six month periods ended June 30, 2004 were higher than prior year due to an increase in all professional fees.

     Distributable income for the quarter ended June 30, 2004 was $3,998,094 or $.41 per Unit, compared to $3,704,946, or $.38 per Unit, for the second quarter of 2003. This increase was the result of higher natural gas prices in 2004 than in 2003. A distribution of $.396403 per Unit was made on May 28, 2004 to Unitholders of record on May 17, 2004. Distributable income for the six months ended June 30, 2004 was $7,055,012 as compared to $5,682,133 for the same period in 2003. This increase was the result of higher natural gas prices in 2004 than in 2003.

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

     Royalty income received by the Trust in a given calendar quarter will generally reflect the sum of (i) proceeds from the sale of gas produced from the WI Properties during the preceding calendar quarter, plus (ii) cash received by WPC with respect to the Farmout Properties either (a) during the preceding calendar quarter or (b) if received in sufficient time to be paid to the Trust, in the month immediately following such calendar quarter. Accordingly, the royalty income included in distributable income for the quarter ended June 30, 2004, was based on production volumes and natural gas prices for the period January 2004 through March 2004, as shown in the table below. Due to delays associated with the receipt of income related to the Farmout Properties, the Trust’s royalty income for the second quarter of 2004 reflects estimated production volumes from the Farmout Properties for the months of December 2003 through February 2004, as shown in the table below. The production volumes included in the table below are for production attributable to net profits of the Underlying Properties, and not for production attributable to the Trust’s Royalty Interests.

	Three Months	Three Months
	Ended	Ended
	March 31, 2004	March 31, 2003
Production (MMBtu) (1)
WI Properties	4,249,809 (2)	4,646,799 (4)
Farmout Properties	873,862 (3)	679,374 (5)
Blanco Hub Spot Price ($/MMBtu) (6)	$4.84	$4.98
Net Wellhead Price WI Properties ($/MMBtu) (6)	$2.42	$2.38

(1)	Million British Thermal Units.

(2)	Includes retroactive adjustments of 282,959 MMBtu.

(3)	Reflects estimated volumes for December 2003 through February 2004.

(4)	Includes retroactive adjustments of (18,511) MMBtu.

(5)	Reflects estimated volumes for December 2002 through February 2003.

(6)	Simple average of estimates for the months included in the period presented.

     Production from the WI Properties is generally sold by WPC to WPX Gas Resources pursuant to the Gas Purchase Contract that provides certain protections for WPC and Unitholders by providing that WPX Gas Resources will purchase gas from WPC at a minimum purchase price of $1.70 even when the applicable index price (which is equal to 97% of the Blanco Hub Spot Price) falls below $1.70 per MMBtu, provided that WPX Gas Resources is entitled to accrue price credits in the amount of any excess of the minimum price so paid over the applicable index price. When the applicable index price exceeds $1.70 per MMBtu, WPX Gas Resources is entitled to recoup any price credits previously accrued. When the applicable index price is greater than $1.94 per MMBtu, the Gas Purchase Contract protects and benefits WPX Gas Resources by allowing it to purchase gas from WPC at a contract price equal to $1.94 per MMBtu plus only 50 percent of the difference between the applicable index price and $1.94 per MMBtu. The Gas Purchase Contract also provides that the price paid for gas by WPX Gas Resources is reduced by the amount of gathering, processing and certain other costs paid by WPX Gas Resources. See “Item 2 Properties — The Royalty Interests — Gas Purchase Contract” in the 2003 Annual Report for detailed information about the Gas Purchase Contract and its impact on Trust income.

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

     For the six months ended June 30, 2004, which is based on production volumes and natural gas prices for the three months ended March 31, 2004, the Blanco Hub Spot Price was above $2.00 per MMBtu and therefore the applicable index price under the Gas Purchase

Contract, which is equal to 97% of the Blanco Hub Spot Price, was above $1.94 per MMBtu through such periods. In general, under the Gas Purchase Contract, the Trust only receives the benefit of 50 percent of any amount by which the applicable index price exceeds $1.94 per MMBtu. Consequently, pursuant to the terms of the Gas Purchase Contract, WPX Gas Resources paid WPC an amount for gas purchased equal to $1.94 per MMBtu, less the costs paid by WPX Gas Resources to gather and process such gas and deliver it to specified delivery points plus 50 percent of the excess of the applicable index price over $1.94 per MMBtu. The Blanco Hub Spot Price remained above $2.00 per MMBtu in July 2004.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The only assets of and sources of income to the Trust are the Royalty Interests, which generally entitle the Trust to receive a share of the net profits from natural gas production from the Underlying Properties. Consequently, the Trust’s financial results can be significantly affected by fluctuations in natural gas prices and the Trust has commodity price risk exposure associated with the natural gas markets in the United States. The Royalty Interests do not entitle the Trust to control or influence the operation of the Underlying Properties or the sale of gas produced therefrom. Natural gas produced from the WI Properties, which comprises the majority of production attributable to the Royalty Interests, is currently sold by WPC pursuant to the terms of the Gas Purchase Contract. Although the Trust is not a party to the Gas Purchase Contract, the Gas Purchase Contract may significantly impact revenues to the Trust. Although the Gas Purchase Contract mitigates the risk to the Trust of low gas prices, it also limits the ability of the Trust to benefit from the effects of higher gas prices. See “Item 2 Properties — The Royalty Interests — Gas Purchase Contract” in the 2003 Annual Report for detailed information about the Gas Purchase Contract and its impact on the Trust and Unitholders.

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

PART II — OTHER INFORMATION

Items 1 through 5.

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

     (a)      The exhibits listed below are filed as part of this report:

Number		Exhibit
15.1	—	Letter regarding unaudited interim financial information dated August 4, 2004, from the independent accountant which acknowledges awareness of the use in registration statement of a report on unaudited interim financial information.

31.1	—	Certification by Ron E. Hooper, Senior Vice President and Administrator of Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated August 9, 2004, and submitted pursuant to
Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certificate by Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated August 9, 2004, and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

     (b)      Reports on Form 8-K.

The Trust did not file any reports on Form 8-K during the second quarter of 2004; however, the following report on Form 8-K was “furnished” to the SEC during the second quarter:

On May 6, 2004, the Trust furnished a report on Form 8-K indicating that the Trust issued a press release announcing its quarterly cash distribution to Unitholders of record on May 17, 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS COAL SEAM GAS ROYALTY TRUST

By:	BANK OF AMERICA, N.A., Trustee

	By:	/s/ RON E. HOOPER

Ron E. Hooper Senior Vice President and Administrator

(The Registrant has no directors or executive officers.)

Date: August 9, 2004

INDEX TO EXHIBITS

Number		Exhibit
15.1	—	Letter regarding unaudited interim financial information dated August 4, 2004, from the independent accountant which acknowledges awareness of the use in registration statement of a report on unaudited interim financial information.

31.1	—	Certification by Ron E. Hooper, Senior Vice President and Administrator of Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated August 9, 2004 and submitted pursuant to
Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certificate by Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated August 9, 2004 and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).