Form 10-Q
period 2004-09-30
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 2004-11-09
CIK 895007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

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

     Number of units of beneficial interest outstanding at November 1, 2004: 9,700,000

PART I  -  FINANCIAL INFORMATION

Item 1. Financial Statements.

     The financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the “Trustee”) of Williams Coal Seam Gas Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 Annual Report”). The December 31, 2003 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2004, the distributable income for the three-month and nine-month periods ended September 30, 2004 and 2003, and the changes in trust corpus for the nine-month periods ended September 30, 2004 and 2003, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

     The financial statements as of September 30, 2004, and for the three-month and nine-month periods ended September 30, 2004 and 2003 included herein have been reviewed by Ernst & Young LLP, independent public accountants, as stated in their report appearing herein.

Report of Independent Registered Public Accounting Firm

The Trustee
Williams Coal Seam Gas Royalty Trust

We have reviewed the condensed statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of September 30, 2004, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 2004 and 2003, and the condensed statements of changes in trust corpus for the nine-month periods ended September 30, 2004 and 2003. These financial statements are the responsibility of the Trustee’s management.

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

Ernst & Young LLP

Tulsa, Oklahoma
November 5, 2004

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current Assets — cash and cash equivalents	$125,882	$110,588
Royalty interests in oil and gas properties (less accumulated amortization of $125,774,473 at September 30, 2004 and $123,945,801 at December 31, 2003) (Note 2)	12,792,190	14,620,862

TOTAL ASSETS	$12,918,072	$14,731,450

LIABILITIES AND TRUST CORPUS
Current Liabilities:
Payable to The Williams Companies, Inc. (Note 4)	$—	$67,914
Other accounts payable	44,285	24,703

	44,285	92,617
Trust corpus -9,700,000 units of beneficial interest authorized and outstanding (Note 2)	12,873,787	14,638,833

TOTAL LIABILITIES AND TRUST CORPUS	$12,918,072	$14,731,450

The accompanying notes are an integral part of these financial statements. See accountants’ review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	September 30, 2004	September 30, 2003
Royalty income (Note 2)	$4,128,702	$4,191,222
Interest income	2,865	2,508

Total	4,131,567	4,193,730
General and administrative expenses (Note 4)	(149,266)	(165,658)

Distributable income	$3,982,301	$4,028,072

Distributable income per unit (9,700,000 units) (Note 2)	$.41	$.42

The accompanying notes are an integral part of these financial statements. See accountants’ review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	NINE MONTHS ENDED	NINE MONTHS ENDED
	September 30, 2004	September 30, 2003
Royalty income (Note 2)	$11,652,389	$10,318,848
Interest income	6,309	7,034

Total	11,658,698	10,325,882
General and administrative expenses (Note 4)	(621,385)	(615,677)

Distributable income	$11,037,313	$9,710,205

Distributable income per unit (9,700,000 units) (Note 2)	$1.14	$1.00

The accompanying notes are an integral part of these financial statements. See accountants’ review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	NINE MONTHS	NINE MONTHS
	ENDED	ENDED
	September 30, 2004	September 30, 2003
Trust corpus, beginning of period	$14,638,833	$18,165,048
Amortization of royalty interests (Note 2)	(1,828,672)	(2,754,538)
Distributable income	11,037,313	9,710,205
Distributions to Unitholders (Note 5)	(10,973,687)	(9,755,862)

Trust corpus, end of period	$12,873,787	$15,364,853

Distributions per unit (9,700,000 units) (Note 5)	$1.13	$1.01

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

     The Trust was formed to acquire and hold certain net profits interests (the “Royalty Interests”) in proved natural gas properties located in the San Juan Basin of New Mexico and Colorado (the “Underlying Properties”) owned at the time of the Trust’s formation by WPC. The Trust was initially created effective as of December 1, 1992, with a $100 contribution by WPC. On January 21, 1993, the Royalty Interests were conveyed to the Trust by WPC pursuant to the Net Profits Conveyance (the “Conveyance”) dated effective as of October 1, 1992, by and among WPC, Williams, the Trustee and the Delaware Trustee, in consideration for all the 9,700,000 authorized units of beneficial interest in the Trust (“Units”). WPC transferred its Units by dividend to its parent, Williams, which sold an aggregate of 5,980,000 Units to the public through various underwriters in January and February 1993 (the “Public Offering”). Subsequently, Williams sold to the public an additional 151,209 Units. During the second quarter of 1995, Williams transferred its remaining Units to Williams Holdings of Delaware, Inc. (“WHD”), a separate holding company for Williams’ non-regulated businesses. Effective July 31, 1999, WHD was merged into Williams and by operation of the merger Williams assumed all assets, liabilities and obligations of WHD, including without limitation ownership of WHD’s Units. Effective August 11, 2000, Williams sold its Units to Quatro Finale IV LLC, a Delaware limited liability company (“QFIV”), in a privately negotiated transaction. Williams retained the voting rights and retained a “call” option on the transferred Units, and QFIV was granted a “put” option on the Units. During the period from December 2001 through December 2002, Williams exercised its option to purchase 960,000 of the QFIV transferred Units and simultaneously sold the Units to the public. On June 6, 2003, the Trust received notice of Williams’ intent to exercise its “put” option to repurchase 2,608,791 Units in the Trust from QFIV. According to the notice, Williams exercised its “put” option on June 13, 2003, and Williams has informed the Trustee that it sold an additional 938,200 Units to the public through September 30, 2004.

     Effective May 1, 1997, WPC transferred the Underlying Properties, subject to and burdened by the Royalty Interests, to Quatro Finale LLC, a non-affiliated Delaware limited liability company (“Quatro Finale”).Ownership of the Underlying Properties reverted back to WPC effective February 1, 2001, under the terms of the May 1, 1997 transaction.Pursuant to a

Purchase and Sale Agreement dated March 14, 2001 (the “2001 Transaction Agreement”), and effective March 1, 2001, WPC sold the Underlying Properties subject to and burdened by the Royalty Interests to Quatro Finale V LLC, an unaffiliated Delaware limited liability company. On June 3, 2003, the Trust received notice from WPC of its exercise of the right to repurchase interests in the Underlying Properties from Quatro Finale V LLC pursuant to the 2001 Transaction Agreement. According to the notice, the acquisition of the Underlying Properties closed May 8, 2003, upon WPC’s execution of the Assignment and Bill of Sale, and the transaction has an effective date of January 1, 2003. Unless otherwise dictated by context, references herein to WPC with respect to the ownership of the Underlying Properties for any period from May 1, 1997 through February 28, 2001, and for the period from March 1, 2001 through January 1, 2003, shall be deemed to refer to Quatro Finale.

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

     The only assets of the Trust, other than cash and cash equivalents being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Royalty Interests. The Royalty Interests consist primarily of a net profits interest (the “NPI”) in the Underlying Properties. The NPI generally entitles the Trust to receive 60 percent of the NPI Net Proceeds, as defined below, attributable to (i) gas produced and sold from WPC’s net revenue interests (working interests less lease burdens) in the properties in which WPC has a working interest (the “WI Properties”) and (ii) the revenue stream received by WPC attributable to its 35 percent NPI in 5,348 gross acres in La Plata County, Colorado (the “Farmout Properties”). The Royalty Interests also include a 20 percent interest in WPC’s Infill Net Proceeds, as defined below, from the sale of production if well spacing rules are effectively modified and additional wells are drilled on producing drilling blocks on the WI Properties (the “Infill Wells”) during the term of the Trust. To date, 246 Infill Wells have been drilled and 179 are producing. The current status of the Infill Wells reflects the Infill Net Profit Costs exceeding the Infill Net Profit Gross Proceeds. The Trust will not be liable for such excess costs, and such excess costs will hereafter constitute Excess Infill Net Profit Costs until recovered by WPC. The Trust will not receive its 20 percent interest in WPC’s Infill Net Proceeds until such time as the Infill Gross Proceeds exceeds the Infill Net Profit Costs. “NPI Net Proceeds” consists generally of the revenue stream received by WPC from its 35 percent net profits interest in the Farmout Properties, plus the aggregate proceeds attributable to WPC’s net revenue interest, based on the price paid at or in the vicinity of the wellhead (the “Wellhead”), of gas produced from the WI Properties, less WPC’s share of certain taxes and costs. “Infill Net Proceeds” consists generally of the aggregate proceeds, based on the price at the Wellhead, of gas produced from WPC’s net revenue interest in any Infill Wells less certain taxes and costs. The complete definitions of NPI Net Proceeds, Infill Net Profit Costs, Excess Infill Net Profit Costs, and Infill Gross Proceeds are set forth in the Conveyance.

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

     The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because royalty income is not accrued in the period of production, amortization of the Royalty Interests is not charged against operating results, and loss contingencies are not charged to operating results until paid. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

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

4. RELATED PARTY TRANSACTIONS

     Williams provides accounting, bookkeeping and informational services to the Trust in accordance with an Administrative Services Agreement effective December 1, 1992. The fee is $50,000 per quarter, escalating 3 percent each October 1 commencing October 1, 1993. Amounts payable by the Trust to Williams at December 31, 2003 represent the fourth quarter fee. The third quarter fee was paid by the Trust to Williams prior to September 30, 2004. Substantially all production from the WI Properties is sold to a Williams’ subsidiary. Additionally, all royalty income is received from Williams.

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

6. SUBSEQUENT EVENTS

     Subsequent to September 30, 2004, the Trust declared the following distribution:

Quarterly
Record	Payment	Distribution
Date	Date	per Unit
November 15, 2004	November 29, 2004	$.372400

     The distribution per unit decreased from $.405316 attributable to the second quarter of 2004 (paid in the third quarter of 2004) to $.372400 attributable to the third quarter of 2004 (payable in the fourth quarter of 2004). The slight decrease in distributions was primarily the result of a non-recurring retroactive adjustment of $0.04 for the WI Properties included in the distribution attributable to the third quarter.

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

     Under the pricing mechanism of the Gas Purchase Contract, when the market price is less than $1.70 per MMBtu (the “Minimum Purchase Price”), the Trust will be paid the Minimum Purchase Price for the gas and an account (the “Price Credit Account”) will be maintained to identify the accrued and unrecouped amount of payments made to the Trust in excess of the market price. Any amounts in the Price Credit Account are subject to future recoupment when the market price exceeds the Minimum Purchase Price. As of September 30, 2004, there were no remaining unrecouped price credits in the Price Credit Account. To the extent there may in the future be a balance in the Price Credit Account, the entitlement to recoup price credits means that if and when the index price is above the Minimum Purchase Price, future royalty income paid to the Trust would be reduced until such time as such Price Credit Account is once again reduced to zero. Corresponding cash distributions to Unitholders would also be reduced.

     While the terms of the Gas Purchase Agreement pricing mechanism remain in place and no balance exists in the Price Credit Account, when the market price for natural gas exceeds $1.94 price per MMBtu, the Trust receives only 50 percent of the excess of the market price over the $1.94 price per MMBtu before reduction for gathering, processing and certain other costs. For production months in the second quarter of 2004, which are reported as Royalty Income in the third quarter 2004, the index price remained above the Minimum Purchase Price.

     The majority of the production attributable to the Trust is within Federal units. Unit participating areas are formed by pooling production from the participating area. Entitlement to the pooled production is based on each party’s acreage in the participating area divided by the total participating acreage. Wells drilled outside the participating area may create an enlargement to the participating area and a revision of the Unit ownership entitlement. The Bureau of Land Management (“BLM”) must approve Unit participating area expansions. The effective date for Unit expansions is retroactive to the date the well creating the expansion was tested. For the nine month period ended on September 30, 2004, retroactive adjustments were processed on certain federal units. These retroactive adjustments resulted from a payout determination and unit expansions on certain federal units. The net effect of these retroactive adjustments increased royalty income by approximately $133,000 for the nine month period ended September 30, 2004. In the prior year, similar retroactive adjustments were processed on certain federal units resulting from a payout determination and unit expansions. The net effect of these retroactive adjustments decreased royalty income by approximately $357,000 for the nine month period ended September 30, 2003. The revenues presented in the accompanying statements of distributable income are on an entitlement basis and reflect the most recent BLM participating area approvals at September 30, 2004 and 2003, respectively. There are pending or anticipated applications or approvals for additional participating area enlargements that could impact future operating results.

     On January 5, 2001, the State of New Mexico, acting under authority of the Minerals Management Services (“MMS”), presented WPC with an Audit Issue Letter for the alleged underpayment of royalties in the amount of $948,501, on gas produced from the Underlying Properties due to Federal royalty owners during the time period from January 1992 through December 1996. MMS regulations permit a lessee to deduct from its gross proceeds its reasonable actual cost of transportation and processing to transport the gas from the lease to the point of sale in calculating the market value of its production. The State of New Mexico claims that certain costs of removing and transporting carbon dioxide gas are not deductible. On March 22, 2001, WPC responded to the Audit Issue Letter and contested the State of New Mexico’s claim for additional royalties as being contrary to law. In early November 2001, WPC received from the MMS an order to Report and Pay Additional Royalties and Perform Restructured Accounting on subsequent periods. The order was dated October 30, 2001. The order requires WPC to (1) pay additional royalties of $943,964 on production related to the audit period of January 1, 1992 through December 31, 1996; (2) pay an estimated incremental royalty amount of $991,549 for production covering January 1, 1997 through March 31, 2001; and (3) perform a restructured accounting and pay any additional royalties for months after March 2001. On January 30, 2002, WPC filed its Statement of Reasons in support of its earlier appeal of the audit issue letter. Applying the MMS methodology asserted by the State of New Mexico could potentially result in negative adjustments to amounts previously paid to the Trust of approximately $3,500,000, including interest. On November 1, 2004, WPC received notice that their appeal was denied in part by the MMS. WPC is currently evaluating the necessary course of action to defend against the claims asserted by the MMS. A separate but similar matter is currently under appeal by another major oil and gas producer in the D.C. circuit court. If the D.C. circuit court upholds the lower court ruling, it is likely that WPC would not appeal the MMS decision and this would result in an adjustment to royalty income otherwise payable from WPC to the Trust and a corresponding decrease in distributions to Unitholders, which could eliminate entirely distributions for one or more future quarterly periods.

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

Three Months and Nine Months Ended September 30, 2004 Compared to Three Months and Nine Months Ended September 30, 2003

     For the quarter ended September 30, 2004, royalty income received by the Trust amounted to $4,128,702 as compared to $4,191,222 received for the same quarter in 2003. The decrease in royalty income is a result of lower production volumes attributable to the Trust’s net profits interest offset by a favorable retroactive adjustment of approximately $408,000 (see Note 7 to the Financial Statements) and higher natural gas prices in 2004 compared to 2003. Production related to the royalty income received by the Trust in the third quarter of 2004 was 1,745,534 MMBtu compared to 2,052,170 MMBtu for the same quarter in 2003. Royalty income for the nine months ended September 30, 2004 was $11,652,389 compared to $10,318,848 for the same period in 2003. The increase in royalty income is due to net favorable retroactive adjustments of approximately $133,000 in 2004 versus net unfavorable retroactive adjustments of $357,000 in 2003 (see Note 7 to the Financial Statements) and higher natural gas prices offset by lower production volumes attributable to the Trust’s net profits interest in 2004 compared to 2003. Production related to the royalty income received by the Trust for the nine months ended September 30, 2004 was 4,823,143 MMBtu compared to 5,419,097 MMBtu for the nine months ended September 30, 2003. Interest income for the three and nine month periods ended September 30, 2004 was comparable to prior year. General and administrative expenses decreased for the quarter ended September 30, 2004 compared to 2003. The decrease is related to a one-time charge incurred in 2003 for costs incurred to prepare and submit a private letter ruling request to the IRS on the Section 29 credit timing issue. General and administrative expenses for the nine month period ended September 30, 2004 were comparable to prior year.

     Distributable income for the quarter ended September 30, 2004 was $3,982,301, or $.41 per Unit, compared to $4,028,072, or $.42 per Unit, for the third quarter of 2003. A distribution of $.405316 per Unit was made on August 27, 2004 to Unitholders of record on August 16, 2004. Distributable income for the nine months ended September 30, 2004 was $11,037,314, or $1.14 per Unit compared to $9,710,205, or $1.00 per Unit, for the same period in 2003. The increase was the result of items previously discussed.

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

     Royalty income received by the Trust in a given calendar quarter will generally reflect the sum of (i) proceeds from the sale of gas produced from the WI Properties during the preceding calendar quarter, plus (ii) cash received by WPC with respect to the Farmout Properties either (a) during the preceding calendar quarter or (b) if received in sufficient time to be paid to the Trust, in the month immediately following such calendar quarter. Accordingly, the royalty income included in distributable income for the quarter ended September 30, 2004, was based on production volumes and natural gas prices for the period April 2004 through June 2004, as shown in the table below. Due to delays associated with the receipt of income related to the Farmout Properties, the Trust’s royalty income for the third quarter of 2004 reflects estimated production volumes from the Farmout Properties for the months of March 2004 through May 2004, as shown in the table below. The production volumes included in the table below are for production attributable to net profits of the Underlying Properties, and not for production attributable to the Trust’s Royalty Interests.

	Three Months	Three Months
	Ended	Ended
	June 30, 2004	June 30, 2003
Production (MMBtu) (1)
WI Properties	3,857,349 (2)	4,147,234 (4)
Farmout Properties	866,571 (3)	884,321 (5)
Blanco Hub Spot Price ($/MMBtu) (6)	$5.08	$4.26
Net Wellhead Price WI Properties ($/MMBtu) (6)	$2.38	$2.06

(1)	Million British Thermal Units.

(2)	Includes retroactive adjustments of 139,816 MMBtu.

(3)	Reflects estimated volumes for March 2004 through May 2004.

(4)	Includes retroactive adjustments of 29,550 MMBtu.

(5)	Reflects estimated volumes for March 2003 through May 2003.

(6)	Simple average of estimates for the months included in the period presented.

     Production from the WI Properties is generally sold by WPC to WPX Gas Resources pursuant to the Gas Purchase Contract that provides certain protections for WPC and Unitholders by providing that WPX Gas Resources will purchase gas from WPC at a minimum purchase price of $1.70 even when the applicable index price (which is equal to 97% of the Blanco Hub Spot Price) falls below $1.70 per MMBtu, provided that WPX Gas Resources is entitled to accrue price credits in the amount of any excess of the minimum price so paid over the applicable index price. When the applicable index price exceeds $1.70 per MMBtu, WPX Gas Resources is entitled to recoup any price credits previously accrued. When the applicable index price is greater than $1.94 per MMBtu, the Gas Purchase Contract protects and benefits WPX Gas Resources by allowing it to purchase gas from WPC at a contract price equal to $1.94 per MMBtu plus only 50 percent of the difference between the applicable index price and $1.94 per MMBtu. The Gas Purchase Contract also provides that the price paid for gas by WPX Gas

Resources is reduced by the amount of gathering, processing and certain other costs paid by WPX Gas Resources. See “Item 2 Properties— The Royalty Interests — Gas Purchase Contract” in the 2003 Annual Report for detailed information about the Gas Purchase Contract and its impact on Trust income.

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

     For the nine months ended September 30, 2004, which is based on production volumes and natural gas prices for the nine months ended June 30, 2004, the Blanco Hub Spot Price was above $2.00 per MMBtu, and therefore the applicable index price under the Gas Purchase Contract, which is equal to 97% of the Blanco Hub Spot Price, was above $1.94 per MMBtu through such periods. In general, under the Gas Purchase Contract, the Trust only receives the benefit of 50 percent of any amount by which the applicable index price exceeds $1.94 per MMBtu. Consequently, pursuant to the terms of the Gas Purchase Contract, WPX Gas Resources paid WPC an amount for gas purchased equal to $1.94 per MMBtu, less the costs paid by WPX Gas Resources to gather and process such gas and deliver it to specified delivery points plus 50 percent of the excess of the applicable index price over $1.94 per MMBtu. The Blanco Hub Spot Price remained above $2.00 per MMBtu in October 2004.

     The information in this Form 10-Q concerning production and prices relating to the Underlying Properties is based on information prepared and furnished by WPC to the Trustee. The Trustee has no control over and no responsibility relating to the operation of the Underlying Properties.

Forward - Looking Statements

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

     The Trust is passive in nature and other than the Trust’s ability to periodically borrow money as necessary to pay expenses, liabilities and obligations of the Trust that cannot be paid out of cash held by the Trust, the Trust is prohibited from engaging in borrowing transactions. The amount of any such borrowings is unlikely to be material to the Trust. The Trust periodically holds short-term investments acquired with funds held by the Trust pending distribution to Unitholders and funds held in reserve for the payment of Trust expenses and liabilities. Because of the short-term nature of these borrowings and investments and certain limitations upon the types of such investments which may be held by the Trust, the Trustee believes that the Trust is not subject to any material interest rate risk. The Trust does not engage in transactions in foreign currencies which could expose the Trust or Unitholders to any foreign currency related market risk.

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

Items 1 through 5.

     Not applicable.

Item 6. Exhibits.

     The exhibits listed below are filed as part of this report:

EXHIBIT
NUMBER	EXHIBIT
15.1 —	Letter regarding unaudited interim financial information dated November 5, 2004, from the independent accountant which acknowledges awareness of the use in registration statement of a report on unaudited interim financial information.

31.1 —	Certification by Ron E. Hooper, Senior Vice President and Administrator of Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated November 9, 2004, and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certificate by Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated November 9, 2004, and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

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

Date: November 9, 2004

INDEX TO EXHIBITS

EXHIBIT
NUMBER	EXHIBIT
15.1 —	Letter regarding unaudited interim financial information dated November 5, 2004, from the independent accountant which acknowledges awareness of the use in registration statement of a report on unaudited interim financial information.

31.1 —	Certification by Ron E. Hooper, Senior Vice President and Administrator of Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated November 9, 2004, and submitted pursuant to Rule 13a- 14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certificate by Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated November 9, 2004, and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).