Form 10-K
period 2004-12-31
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 2005-03-16
CIK 895007

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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
NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934). Yes ☑ No ☐

     The aggregate market value of the registrant’s units of beneficial interest outstanding (based on the closing sale price on the New York Stock Exchange on June 30, 2004 and the number of shares reported by the Williams Companies Inc. in its Form 4 filed on April 14, 2004) held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $120,371,092.

     At March 1, 2005, there were 9,700,000 units of beneficial interest outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Prospectus dated January 13, 1993, which constitutes a part of the Registration Statement on Form S-3 of The Williams Companies, Inc. (Registration No. 33-53662) filed in connection with the registration of the units of beneficial interest in the registrant, are incorporated by reference in Part I of this Form 10-K.

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

     “December 31, 2004 Reserve Report” means the Reserve Report, dated January 5, 2005, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of December 31, 2004, prepared by Miller and Lents, Ltd., independent petroleum engineers, a copy of which is filed as an exhibit to this Form 10-K.

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

     “Gas Gathering Contract” means the Gas Gathering and Treating Agreement, dated October 1, 1992, between WPX Gas Resources (as successor in interest to WGM) and WFS, as amended by the First Amendment thereto dated as of January 12, 1993, by Amendment #2 effective as of October 1, 1993 and by Amendment #3 thereto dated as of October 1, 1993, a copy of each of which is filed as an exhibit to this Form 10-K.

     “Gas Purchase Contract” means the Gas Purchase Agreement, dated October 1, 1992, between WPX Gas Resources (as successor in interest to WGM) and WPC, as amended by the First Amendment thereto effective as of January 12, 1993, a copy of each of which is filed as an exhibit to this Form 10-K.

     “Grantor trust” means a trust as to which the grantor is treated as the owner of the trust income and corpus under the IRC.

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

     “NPI” refers to one of the net profits interests conveyed to the Trust, generally entitling the Trust to receive 60 percent (permanently reduced from 81 percent as described below) of the NPI Net Proceeds attributable to (i)WPC’s net revenue interest (working interest less lease burdens) in the WI Properties and (ii) the revenue stream received by WPC attributable to its 35 percent net profits interest in the Farmout Properties. The percentage of the NPI Net Proceeds to which the Trust was originally entitled was generally 81 percent. However, after certain conditions occurred as provided in the Conveyance, the percentage of the NPI Net Proceeds to which the Trust is entitled was permanently reduced from 81 percent to 60 percent beginning in the fourth quarter of 2000 as described under “Item 2—The Royalty Interests—NPI Percentage Reduction.”

     “NPI Net Proceeds” consists generally of the aggregate proceeds attributable to (i) WPC’s net revenue interest based on the sale at the Wellhead of gas produced from the WI Properties and (ii) the revenue stream received by WPC from its 35 percent net profits interest in the Farmout Properties, less (a) WPC’s working interest share of property and production taxes on the WI Properties; (b) WPC’s working interest share of actual operating costs on the WI Properties to the extent in excess of those agreed to be paid by WPC as described herein; (c) WPC’s working interest share of capital costs on the WI Properties to the extent in excess of those agreed to be paid by WPC as described herein; and (d) interest on the unrecovered portion, if any, of the foregoing costs at Citibank’s Base Rate.

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

     “QFIV” means Quatro Finale IV LLC, a Delaware limited liability company and a subsidiary of The Bear Stearns Companies Inc.

     “Royalty Interests” means the NPI and Infill NPI conveyed to the Trust.

     “Section 29 tax credit” means the tax credits for federal income tax purposes pursuant to Section 29 of the IRC to an owner of coal seam gas production, which tax credits were generated upon the sale of such production prior to January 1, 2003.

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

Creation and Organization of the Trust

     The Trust was formed effective as of December 1, 1992 under Delaware law pursuant to the terms of the Trust Agreement to acquire and hold certain net profits interests (the “Royalty Interests”) in proved natural gas properties located in the San Juan Basin of New Mexico and Colorado (the “Underlying Properties”). The Royalty Interests were conveyed to the Trust on January 21, 1993, pursuant to the Conveyance, for the benefit of the Unitholders. All of the authorized units of beneficial interest in the Trust (“Units”) were issued to WPC on January 21, 1993. On that date, WPC transferred its Units to its parent, Williams, by dividend. Williams, in turn, sold, by means of a prospectus dated January 13, 1993, 5,200,000 Units on January 21, 1993, and an additional 780,000 Units on February 16, 1993, to the public through various underwriters (the “Public Offering”). In the second quarter of 1993, Williams sold an additional 151,209 Units. During the second quarter of 1995, Williams transferred its Units to Williams Holdings of Delaware, Inc. (“WHD”), a separate holding company for Williams’ non-regulated businesses. Effective July 31, 1999, WHD was merged into Williams, and by operation of the merger, Williams assumed all assets, liabilities and obligations of WHD, including without limitation ownership of WHD’s Units. Effective August 11, 2000, Williams sold its Units to Quatro Finale IV LLC, a Delaware limited liability company (“QFIV”), in a privately-negotiated transaction. Williams retained the voting rights and retained a “call” option on the transferred Units, and QFIV was granted a “put” option on the Units. Through a series of exercises of its call option, Williams reacquired an aggregate of 3,568,791 Units from December 2001 through June 2003. Williams has informed the Trustee that it has subsequently sold 2,633,700 of these Units through March 9, 2005 and owned a remaining 935,091 Units as of such date.

     Except for the commitment by WPC to pay the costs incurred to place into production certain proved nonproducing wells, neither WPC, Quatro Finale nor the operators of the Underlying Properties have any contractual commitment to the Trust to further develop the Underlying Properties, to remain as operator with respect to any of the leases on the Underlying Properties or to maintain their ownership interest in any of the properties. However, WPC retained an interest in each of the Underlying Properties immediately after conveyance of the Royalty Interests to the Trust. As described under “Item 2 —The Royalty Interests,” effective May 1, 1997, WPC sold the Underlying Properties subject to and burdened by the Royalty Interests to Quatro Finale LLC, an unaffiliated Delaware limited liability company. Ownership of the Underlying Properties reverted back to WPC effective February 1, 2001, pursuant to the terms of the May 1, 1997 transaction. Effective March 1, 2001, WPC sold the Underlying Properties subject to and burdened by the Royalty Interests to Quatro Finale V LLC, an unaffiliated Delaware limited liability company. The sale of the Underlying Properties is expressly permitted under the Trust Agreement. Effective January 1, 2003, ownership of the Underlying Properties once again reverted back to WPC after it exercised its right to repurchase interests in the Underlying Properties from Quatro Finale V LLC pursuant to the 2001 Transaction Agreement (as defined in “Item 2—Properties–The Royal Interests”). Unless otherwise dictated by context, references herein to WPC with respect to the ownership of the Underlying Properties for any period from May 1, 1997 through February 28, 2001, and for the period from March 1, 2001 through January 1, 2003, shall be deemed to refer to Quatro Finale. For a description of the Underlying Properties and other information relating to such properties, see “Item 2—Properties—The Royalty Interests.”

     The Trustee has powers to collect and distribute proceeds received by the Trust and to pay Trust liabilities and expenses. The Delaware Trustee has only such powers as are set forth in the Trust Agreement and is not empowered to otherwise manage or take part in the business of the Trust. The Royalty Interests are passive in nature, and neither the Delaware Trustee nor the Trustee has any control over or any responsibility relating to the operation of the Underlying Properties. The Delaware Trustee and the Trustee may resign at any time or be removed with or without cause by a vote of not less than a majority of the outstanding Units. Any successor trustee must be a bank or trust company meeting certain requirements, including having capital, surplus and undivided profits of at least $20,000,000, in the case of the Delaware Trustee, and $100,000,000, in the case of the Trustee.

Assets of the Trust

     The only assets of the Trust, other than cash and cash equivalents being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Royalty Interests. The Royalty Interests consist primarily of a net profits interest (the “NPI”) in the Underlying Properties. The NPI generally entitles the Trust to receive 60 percent of the NPI Net Proceeds attributable to (i) gas produced and sold from WPC’s net revenue interests (working interests less lease burdens) in the properties in which WPC has a working interest (the “WI Properties”) and (ii) the revenue stream received by WPC attributable to its 35 percent net profits interest in 5,348 gross acres in La Plata County, Colorado (the “Farmout Properties”).

     The Royalty Interests also include a 20 percent interest in WPC’s Infill Net Proceeds from the sale of production if well spacing rules are effectively modified and additional wells are drilled on producing drilling blocks on the WI Properties (the “Infill Wells”) during the term of the Trust. “Infill Net Proceeds” consists generally of the aggregate proceeds, based on the price at the wellhead, of gas produced from WPC’s net revenue interest in any Infill Wells less certain taxes and costs.

     On October 15, 2002 the New Mexico Oil and Gas Commission (NMOCD) revised the field rules for the Basin Fruitland Coal (Gas) Pool to allow an optional second (infill) well on the standard 320-acre spacing unit in certain designated areas of the pool (the non-fairway wells). On July 17, 2003 the NMOCD further modified the field rules for the Basin Fruitland Coal (Gas) Pool to allow these infill wells on the standard 320-acre spacing unit in all areas of the pool. The WI Properties contain 450 infill locations designated as proved locations according to SEC guidelines. As of December 31, 2004, 249 infill locations are proved developed producing and 201 locations are proved undeveloped. Infill drilling is expected to be substantially completed by the end of 2006.

     As of December 31, 2004, the Infill Net Profit Costs exceed the Infill Net Profit Gross Proceeds by $7,561,581. The Trust will not be liable for such excess costs, and such excess costs will hereafter constitute Excess Infill Net Profit Costs until recovered by WPC. The Trust will not receive its 20 percent interest in WPC’s Infill Net Proceeds until such time as the Infill Net Profits Gross Proceeds exceeds the Infill Net Profit Costs on an aggregate basis.

     The complete definitions of Infill Net Profit Costs, Infill Net Profit Gross Proceeds, Excess Infill Net Profit Costs, NPI Net Proceeds and Infill Net Proceeds are set forth in the Conveyance. See “Item 2—Properties—The Royalty Interests” for more information generally and Note 9 to “Item 8—Financial Statements and Supplementary Data—Notes to Financial Statements” for information regarding the net proved reserves attributable to the Trust.

Liabilities of the Trust

     Because of the passive nature of the Trust assets and the restrictions on the power of the Trustee to incur obligations, the only liabilities the Trust generally incurs are those for routine administrative expenses, such as Trustees’ fees and accounting, engineering, legal and other professional fees and the administrative services fee paid to Williams. However, if a court were to hold that the Trust is taxable as a corporation for Federal income tax purposes, then the Trust would incur substantial Federal income tax liabilities. See “—Federal Income Taxation.”

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

     The Trustee is authorized and directed to sell and convey the Royalty Interests without Unitholder approval in certain instances as described in the Trust Agreement, including (i) upon termination of the Trust; (ii) commencing January 1, 2003, if a portion of the NPI ceases to produce or is not capable of producing in commercially paying quantities (see “Item 2—Properties—The Royalty Interests—Sale and Abandonment of Underlying Properties”); and (iii) in connection with payment of a purchase price adjustment for uncompleted wells (see “Item 2—Properties—The Royalty Interests—Purchase Price Adjustments” and “—Title to Properties”). The Trustee is empowered by the Trust Agreement to employ consultants and agents (including WPC and Williams) and to make payments of all fees for services or expenses out of the assets of the Trust. The Trust has no employees. The administrative functions of the Trust are performed by the Trustee.

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

DESCRIPTION OF UNITS

     Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 1, 2005, there were 9,700,000 Units outstanding. The Trust may not issue additional Units.

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

Transfer of Royalty Interests

     WPC or its assigns may, at any time, purchase for cash all Royalty Interests attributable to Underlying Properties that are uneconomical to operate. See “Item 2—Properties—The Royalty Interests—Title to Properties” and “—Sale and Abandonment of Underlying Properties.” Upon termination of the Trust, any remaining Royalty Interests will be sold by the Trust and any such sales may, and under certain circumstances will, be made to WPC or Williams or their respective successors or assigns. See “Item 2—Description of the Trust—Termination and Liquidation of the Trust.”

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

     The sections entitled “Federal Income Tax Consequences” and “Risk Factors—Tax Considerations” appearing in the Prospectus (the “Public Offering Prospectus”) dated January 13, 1993, which constitutes a part of the Registration Statement on Form S-3 of Williams (Registration No. 33-53662) filed in connection with the registration of the Units under the Securities Act of 1933 for offer and sale in the Public Offering, set forth, respectively, a summary of Federal income tax matters of general application that addresses the material tax consequences of the ownership and sale of the Units acquired in the Public Offering and a discussion of certain risk factors associated with matters of Federal income taxation as applied to the Trust and such Unitholders. A copy of such sections of the Public Offering Prospectus is filed as an exhibit to this Form 10-K and is incorporated herein by reference.

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

     Coal seam gas produced and sold after December 31, 2002, no longer generates Section 29 tax credits under the IRC. Therefore, Unitholders are not entitled to claim Section 29 tax credits for coal seam gas produced and sold after 2002. However, a Unitholder may benefit from unused Section 29 tax credits for alternative minimum tax purposes as discussed below. All discussions of Section 29 tax credits are applicable only to those credits attributable to coal seam gas produced and sold on or before December 31, 2002.

Classification and Taxation of the Trust	The Trust is a grantor trust for Federal tax purposes and not an association taxable as a corporation. As a grantor trust, the Trust is not subject to Federal income tax. There can be no assurance that the IRS will not challenge this treatment. The tax treatment of the Trust and Unitholders would be materially different if the IRS were to successfully challenge this treatment.

Taxation of Unitholders	Each Unitholder is taxed directly on his proportionate share of income, deductions and credits of the Trust attributable to the Royalty Interests consistent with such Unitholder’s taxable year and method of accounting, and without regard to the taxable year or method of accounting employed by the Trust.

Income and Deductions	The income of the Trust consists primarily of a specified share of the proceeds from the sale of coal seam gas produced from the Underlying Properties. During 2004, the Trust earned interest income on funds held for distribution and made adjustments to the cash reserve maintained for the payment of contingent or future

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

Section 29 Tax Credits	Coal seam gas produced and sold after December 31, 2002, no longer generates a Section 29 tax credit under the IRC. Therefore, Unitholders are not entitled to claim Section 29 tax credits for coal seam gas produced and sold after 2002. However, a Unitholder may benefit from unused Section 29 tax credits for alternative minimum tax purposes. Before its expiration, the Section 29 tax credit could be used only to the extent that a Unitholder’s regular tax liability exceeded the Unitholder’s tentative minimum tax liability after the regular tax liability had been reduced by the foreign tax credit and certain nonrefundable personal credits. Any part of the Section 29 tax credit not allowed for the tax year solely because of this alternative minimum tax limitation was subject to certain carryover provisions relating to the alternative minimum tax calculation. Except for the foregoing, there were no other IRC provisions that allowed for the carryback or carryforward of Section 29 tax credits. As the carryforward of unused Section 29 tax credits is related to the alternative minimum tax calculation for succeeding years, carryforwards should continue to be allowed, even though the Section 29 credit is no longer allowed for coal seam gas produced and sold after 2002.

Unitholder’s Depletion Allowance	Each Unitholder is entitled to amortize the cost of the Units through cost depletion over the life of the NPI (or if greater, through percentage depletion equal to 15 percent of gross income). If any portion of the NPI is treated as a production payment or is not treated as an economic interest, however, a Unitholder will not be entitled to depletion in respect of such portion.

Depletion Recapture	If a taxpayer disposes of any “section 1254 property” (certain oil, gas, geothermal or other mineral property), and if the adjusted basis of such property includes adjustments for deductions for depletion under Section 611 of the IRC (discussed above), the taxpayer generally must recapture the amount deducted for depletion in ordinary income (to the extent of gain realized on the disposition of the property). This depletion recapture rule applies to any disposition of property that was placed in service by the taxpayer after December 31, 1986. Detailed rules set forth in Sections 1.1254-1 through 1.1254-6 of the United States Treasury regulations govern dispositions of property after March 13, 1995. The IRS will likely take the position that a Unitholder who purchases a Unit subsequent to December 31, 1986, must recapture depletion upon the disposition of that Unit.

Non-Passive Activity Income, Credits and Loss	The income, credits and expenses of the Trust are not taken into account in computing the passive activity losses and income under Section 469 of the IRC for a Unitholder who acquires and holds Units as an investment and did not acquire them in the ordinary course of a trade or business.

Unitholder Reporting Information	The Trustee furnishes to Unitholders tax information concerning royalty income, depletion and other relevant tax matters on an annual basis. Year-end tax information is furnished to Unitholders no later than March 15 of the following year. See the second paragraph under “Description of Units—Periodic Reports to Unitholders.”

Tax Shelter Registration	The Trust is registered as a “tax shelter,” and its tax shelter registration number is 92-364000072. Issuance of a tax shelter registration number does not indicate that the investment in Units or the claimed tax benefits have been reviewed, examined or approved by the IRS.

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

     Demand for natural gas has increased recently after spiking up during the winter months. This increase was in response to stronger domestic economic conditions, relatively higher prices for alternative energy sources such as crude oil, and other factors. Increased demand has recently resulted in higher prices for natural gas after spiking up during the winter months. In addition, in the recent short term, demand for natural gas production in the United States has generally resulted in increased competitive pressure and significantly higher natural gas prices. The existence or effect of any shortages or excesses of natural gas production capacity as may exist in the future cannot be predicted with certainty. See “Item 2—Properties—The Royalty Interests—Historical Gas Sales Prices and Production.”

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

     On May 7, 1997, effective as of May 1, 1997, WPC transferred the Underlying Properties to Quatro Finale LLC, a Delaware limited liability company, pursuant to the terms of a Purchase and Sale Agreement dated as of May 1, 1997 (“1997 Transaction”). Prior to the 1997 Transaction, WPC had owned the Underlying Properties, subject to and burdened by the Royalty Interests owned by the Trust, since the inception of the Trust. The sale of the Underlying Properties is expressly permitted under the Trust Agreement. Neither the Trustee nor the Delaware Trustee has any control over or responsibility relating to the operation of the Underlying Properties. Under the terms of the 1997 Transaction, ownership of the Underlying Properties reverted back to WPC effective February 1, 2001. Pursuant to a Purchase and Sale Agreement dated March 14, 2001 (the “2001 Transaction Agreement”) and effective March 1, 2001, WPC transferred the Underlying Properties to Quatro Finale V LLC, a Delaware limited liability company (the “2001 Transaction”). Effective January 1, 2003, ownership of the Underlying Properties once again reverted back to WPC after it exercised its right to repurchase interests in the Underlying Properties from Quatro Finale V LLC pursuant to the 2001 Transaction Agreement. With respect to the ownership of the Underlying Properties for any period from May 1, 1997 through February 28, 2001, and for the period from March 1, 2001 through January 1, 2003, references herein to WPC should be deemed to refer to Quatro Finale.

     Concurrently with the 2001 Transaction, WPC and Quatro Finale entered into a Management Services Agreement dated March 1, 2001 (the “Management Services Agreement”), whereby WPC agreed, among other things, to continue to manage and operate the Underlying Properties and to handle the receipt and payment of funds with respect thereto. Following the 2001 Transaction through January 1, 2003, under the Management Services Agreement, WPC collected all revenues on behalf of Quatro Finale and was obligated to pay to the Trust on behalf of Quatro Finale the amounts payable with respect to the Royalty Interests. Currently, as it did prior to the 2001 Transaction, WPC receives all payments relating to the Underlying Properties and, pursuant to the Conveyance, pays to the Trust the portion thereof attributable to the Royalty Interests.

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

     Concurrently with the 2001 Transaction, WPC, Williams, the Trust and Quatro Finale entered into an Agreement dated March 1, 2001 (the “Performance Acknowledgement Agreement”), pursuant to which (i) the parties acknowledged that, although WPC was selling the Underlying Properties to Quatro Finale, WPC retained all of its duties and obligations under the Trust Agreement, Conveyance and related documents (the “Trust Documents”), subject to the terms and conditions set forth in the 2001 Transaction Agreement and the agreements entered into pursuant to the 2001 Transaction Agreement, (ii) Williams and WPC each confirmed and agreed that, notwithstanding the sale of the Underlying Properties to Quatro Finale, Williams and WPC would continue to perform their respective obligations to the Trust pursuant to the Trust Documents, including without limitation the performance assurances of Williams set forth in the Conveyance, and (iii) Quatro Finale acknowledged and agreed that it was purchasing the Underlying Properties burdened by the Royalty Interests owned by the Trust. Accordingly, since the inception of the Trust, WPC and Williams have continuously retained and been subject to all of their duties and obligations under the Trust Documents.

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

     Unitized Areas. Approximately 96 percent of the Fruitland coal formation proved developed coal seam gas wells on the WI Properties are located within the boundaries of New Mexico Federal Units (as defined herein). Pursuant to the Federal Mineral Leasing Act of 1920, as amended, and applicable state regulations, owners of oil and gas leases in New Mexico created large unitized areas consisting of several contiguous sections for the orderly development and conservation of oil and gas reserves. The WI Properties participate in production from the 12 unitized areas in New Mexico referred to in the following table (the “Federal Units”). Operation and development of the Federal Units is governed by unit agreements and unit operating agreements (collectively, the “Unit Agreement”). Under the Unit Agreement and applicable government regulations, the Federal Unit operators request regulatory approval from the New Mexico Commission of Public Lands, the New Mexico Oil Conservation Commission and the Bureau of Land Management to establish or expand participating areas which produce oil and gas in paying quantities from designated formations. The interests of participants in a participating area are based on the surface acreage included in the participating area. Under the terms of the Unit Agreements, the operators, selected by a vote of the respective working interest owners, perform all operating functions.

     In all of the Federal Units, participating areas have been formed for the Fruitland coal formation. After the wells capable of producing gas in paying quantities from the Fruitland coal formation are drilled on the undeveloped drill blocks included within a Federal Unit, such wells are added to the participating area if approved in accordance with the appropriate Unit Agreement. A delay of at least 18-36 months is usually incurred after a well is completed and producing before it is added to a participating area. As participating areas are created and expanded, such modification (which will be effective retroactively to the date production commenced from the wells causing such expansion) results in a participant owning undivided interests in all of the producing wells within the participating area. Therefore, WPC’s working interest and net revenue interest in the wells in a Federal Unit or participating area may be modified retroactively, which could affect significantly the amount of NPI Net Proceeds with respect to production since October 1, 1992. If any well(s) that produced or may have produced marketable quantities of coal seam gas prior to 1980 is included in or added to a participating area in which the WI Properties participate, the Conveyance provides that such well(s) will be treated as, and the Trust will own, a separate Net profits interest in such well(s) (the “Pre-80 Production NPI”). The net proceeds for such Pre-80 Production NPI would be calculated in a manner similar to the calculation of Infill Net Proceeds, and the Trust’s share of such net proceeds will be 81 percent, subject to decrease upon the same terms as the NPI.

     The following table reflects certain information from the Reserve Report as of December 31, 2004 prepared by Miller and Lents, Ltd. dated January 5, 2005 (the “December 31, 2004 Reserve Report”) regarding the Federal Units in which the WI Properties participate. At December 31, 2004, the WI Properties covered 797 gross (86.2 net) coal seam gas wells with working interests ranging from .0490 percent to 100 percent, with an average working interest of approximately 10.80 percent. The Royalty Interests participate in each Federal Unit and participating area in which the WI Properties participate based on the acreage containing wells with proved reserves on December 31, 2004.

		Underlying Properties
			Estimated
			Discounted
			Future Net
		Net Proved	Revenues
		Reserves	(Discounted
Federal Unit	Federal Unit Operator	(Bcf)	at 10%)
			(In Thousands)
San Juan 30-5	Conoco Phillips Petroleum Company	26.4	$54,653.5
San Juan 32-7	Conoco Phillips Petroleum Company	17.3	36,672.2
San Juan 32-8	Conoco Phillips Petroleum Company	12.1	38.161.3
San Juan 30-6	Meridian Oil Inc.	12.7	25,064.2
San Juan 31-6	Conoco Phillips Petroleum Company	5.4	10,957.9
San Juan 29-6	Conoco Phillips Petroleum Company	9.5	18,527.9
San Juan 29-7	Meridian Oil Inc.	3.7	6,715.5
San Juan 32-9	Meridian Oil Inc.	3.7	7,431.5
Northeast Blanco	Blackwood & Nichols Co., Ltd.	2.1	4,138.3
Huerfano	Meridian Oil Inc.	2.4	3,724.0
San Juan 29-5	Conoco Phillips Petroleum Company	0.7	1,174.2
San Juan 28-6	Meridian Oil Inc.	0.7	1,008.2
San Juan 28-5	Meridian Oil Inc.	0.1	127.8

     Meridian Oil Inc. is a subsidiary of Burlington Resources Inc. and Blackwood & Nichols Co., Ltd. is a subsidiary of Devon Energy Corporation.

     Well Count and Acreage Summary. The following table shows as of December 31, 2004, 2003, and 2002, the gross and net wells and acreage by proved producing and nonproducing categories for the WI Properties.

	Number of
	Wells		Acres
	Gross	Net	Gross	Net
December 31,
2004
Producing	870	99	150,988	20,681
Nonproducing	—	—	—	—

Total	870	99	150,988	20,681

2003
Producing	680	78	150,988	20,681
Nonproducing	0	0	0	0

Total	680	78	150,988	20,681

2002
Producing	627	72	150,988	20,681
Nonproducing	0	0	0	0

Total	627	72	150,988	20,681

     Of the total gross wells described above at December 31, 2004, 819 gross wells are located in unitized areas. In addition to the above, the Farmout Properties have 22 gross wells.

     Properties Outside Unitized Areas. The WI Properties also include interests held by WPC in 29 proved developed Fruitland formation coal seam gas wells held in areas outside of Federal Units that are not reflected in the foregoing table. As of December 31, 2004, WPC’s working interest and net revenue interests in these wells averaged 0.05889 percent and 18 percent, respectively.

     The Farmout Properties consist of a 35 percent Net profits interest on a property farmed out to Amoco in La Plata County, Colorado. Such properties are not within any Federal Unit boundary. The Farmout Properties are owned, and most of the wells thereon are operated, by Amoco. Neither Williams, WPC, the Delaware Trustee, the Trustee nor the Unitholders are able to influence or control the operation or future development of the Farmout Properties. WPC has advised the Trustee that it believes that a majority of the production from the Farmout Properties is sold by Amoco under short-term marketing arrangements at spot market prices. No assurance can be given, however, that Amoco will not in the future subject production from the Farmout Properties to long-term sales contracts at non-market responsive prices. A portion of the production from the Farmout Properties is gathered by WFS pursuant to a gathering contract at rates and subject to other terms that were negotiated on an arms-length basis. As of December 31, 2004, 22 gross wells had been drilled on the Farmout Properties. For a further description of the Farmout Properties, see “ — The NPI.”

The NPI

     The NPI generally entitles the Trust to receive 60 percent (permanently reduced from 81 percent as described under “—The NPI Percentage Reduction” below) of the NPI Net Proceeds. NPI Net Proceeds consists generally of the aggregate proceeds attributable to (i) WPC’s net revenue interest based on the sale at the Wellhead of gas produced from the WI Properties and (ii) the revenue stream received by WPC from its 35 percent Net profits interest in the Farmout Properties, less (a) WPC’s working interest share of property and production taxes on the WI Properties; (b) WPC’s working interest share of actual operating costs on the WI Properties to the extent in excess of those agreed to be paid by WPC as described herein; (c) WPC’s working interest share of capital costs on the WI Properties to the extent in excess of those agreed to be paid by WPC as described herein; and (d) interest on the unrecovered portion, if any, of the foregoing costs at Citibank’s Base Rate.

     Most of the wells reflected in the December 31, 2004 Reserve Report were drilled prior to 1994. Significant additional capital expenditures were not incurred during the early years of the production lives of such wells, and it is not anticipated that further significant capital expenditures will be incurred. Consequently, the December 31, 2004 Reserve Report was prepared on the basis that there will be no capital expenditures borne by the

Royalty Interests. Nevertheless, the operators and working interest owners of the wells could elect at any time to implement measures to increase the producible reserves. These measures, if implemented, could involve additional compression or enhanced or secondary recovery operations requiring substantial capital expenditures that would be proportionately borne by the Royalty Interests.

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

Reserve Report

     The following table summarizes net proved reserves estimated as of December 31, 2004, and certain related information for the Royalty Interests and Underlying Properties from the December 31, 2004 Reserve Report prepared by Miller and Lents, Ltd., independent petroleum engineers. A summary of the December 31, 2004 Reserve Report is filed as an exhibit to this Form 10-K and incorporated herein by reference. See Note 9 to “Item 8—Financial Statements and Supplementary Data—Notes to Financial Statements” for additional information regarding the net proved reserves of the Trust.

     A Net profits interest does not entitle the Trust to a specific quantity of gas but to a portion of the net proceeds derived therefrom. Ordinarily, and in the case of the Farmout Properties, proved reserves attributable to a Net profits interest are calculated by deducting an amount of gas sufficient, if sold at the prices used in preparing the reserve estimates for such net profits interest, to pay the future estimated costs and expenses deducted in the calculation of the net proceeds of such interest. Because WPC has agreed to pay certain operating and capital costs with respect to the WI Properties, no amount of gas in respect of such costs has been deducted from the amount of reserves attributable to the WI Properties in determining the amount of reserves attributable to the Royalty Interests. Accordingly, the reserves presented for the Royalty Interests reflect quantities of gas that are free of future costs and expenses (other than production, severance and ad valorem taxes in respect of the WI Properties) if the price and cost assumptions set forth in the December 31, 2004 Reserve Report occur. The December 31, 2004 Reserve Report was prepared in accordance with criteria established by the Commission and, accordingly, is based upon a contractual price for gas for December 2004, of $3.72 per MMBtu before transportation charges through 2012. The December 31, 2004 Reserve Report is also based on the percentage share of NPI Net Proceeds payable to the Trust continuing at 60 percent for the remaining life of the reserves. Beginning in year 2013, after which the contract will no longer be in effect, the gas price is $5.21 per MMBtu, based on December 31, 2004 Blanco Hub Index Price. Gathering and transportation charges, taxes, treating, and other costs payable prior to the delivery points were deducted from the index price in order to determine the wellhead price used in this evaluation. These prices and deductions were held constant.

	Royalty	Underlying
	Interests	Properties
Net Proved Gas Reserves (Bcf)(a)(b)	37,388	113,752
Estimated Future Net Revenues (in millions)(c)	$91,665	$345,157
Discounted Estimated Future Net Revenues (in millions)(c)	$54,917	$237,989

(a)	Although the prices utilized in preparing the estimates in this table are in accordance with criteria established by the Commission, such prices were influenced by seasonal demand for natural gas and other factors and may not be the most representative prices for estimating future net revenues or related reserve data.

(b)	The gas reserves were estimated by Miller and Lents, Ltd. by applying decline curve analyses utilizing type curves for the various areas in the Basin. The bases for the consideration of type curves are the production histories, the water and gas production rates and the initial reservoir pressures of the wells in the separate areas.

(c)	Estimated future net revenues are defined as the total revenues attributable to the Underlying Properties and Royalty Interests less royalties, severance and ad valorem taxes, operating costs and future capital expenditures in excess of estimated amounts to be paid by WPC. Overhead costs (beyond the standard overhead charges for the nonoperated properties) have not been included, nor have the effects of depreciation, depletion and Federal income tax. Estimated future net revenues and discounted estimated future net revenues are not intended and should not be interpreted as representing the fair market value for the estimated reserves.

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

Historical Gas Sales Prices and Production

     The following table sets forth the actual net production volumes from the WI Properties, weighted average lifting costs and information regarding historical gas sales prices for each of the years ended December 31, 2004, 2003 and 2002:

	Year Ended December 31,
	2004	2003	2002
Production from the WI Properties (MMcf)	10,101	10,943	11,992
Weighted average lifting costs (dollars per Mcf)	$0.37	$0.32	$0.31
Weighted average sales price of gas produced from the WI Properties (dollars per Mcf)	$2.66	$2.64	$1.56
Average Blanco Hub Spot Price (dollars per MMBtu)	$5.21	$4.42	$2.58

     The published Blanco Hub Spot Price for December 2004 was $5.95 per MMBtu. Information regarding average wellhead sales prices for production from the Farmout Properties is not available to WPC, although WPC has advised the Trustee that it believes production from such properties is currently sold by Amoco under short-term marketing arrangements at spot market prices. While Williams may, from time to time, enter into hedge instruments to manage their price risk associated with natural gas production from the Underlying Properties, the effects of any such hedge instruments are not used in the determination of the Trust’s royalty income attributable from the Net profits interest in the Underlying Properties. The Trust does not engage in any hedging activities to manage its price risk associated with natural gas production from the Underlying Properties. Production from Farmout Properties (in MMcf) was 2,227, 2,352, and 2,265 in 2004, 2003, and 2002, respectively.

NPI Percentage Reduction

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

     Cumulative production since October 1, 1992, from the Underlying Properties has been in excess of 178.5 Bcf since 1999. The 12 percent internal rate of return of Aftertax Cash Flow per Unit was reached in the fourth quarter of 2000. Consequently, beginning in the fourth quarter of 2000, the percentage of NPI Net Proceeds the Trust is entitled to receive under the NPI was permanently reduced from 81 percent to 60 percent. WPC’s retained percentage of NPI Net proceeds was correspondingly increased from 19 percent to 40 percent.

Gas Purchase Contract

     Under the terms of the Gas Purchase Contract, WPX Gas Resources (as successor in interest to WGM) purchased the natural gas produced from the WI Properties (except for certain small volumes) at the Wellhead. The Gas Purchase Contract commenced October 1, 1992, and expires on the termination of the Trust. The Gas Purchase Contract provides for a pricing mechanism during an initial 5-year period (“Primary Term”), which expired on December 31, 1997. Following the expiration of the Primary Term, the pricing mechanism continues for one or more consecutive additional one-year terms (each such term a “Contract Year”) unless and until WPX Gas Resources exercises its annual option, exercisable 15 days prior to the end of each Contract Year, to discontinue purchasing gas from WPC under the pricing provision of the Gas Purchase Contract and instead purchase gas at a monthly price equal to the “Index Price” as described hereafter. For each of the Contract Years 2002, 2003 and 2004, WPX Gas Resources did not exercise this option and therefore the pricing mechanism of the Primary Term remained in effect for each of those past years and will continue to remain in effect through at least December 31, 2005. Under this mechanism, the monthly price to be paid by WPX Gas Resources for natural gas purchased pursuant to the Gas Purchase Contract shall be (a) the $1.70 Minimum Purchase Price, less (b) any costs paid by WPX Gas Resources to gather, treat and process the gas and deliver it to specified delivery points and plus (c) under certain circumstances, additional amounts determined as described below:

(i) If the Index Price (as defined below) in any month during any Contract Year, including 2005, is greater than $1.94 per MMBtu, then WPX Gas Resources will pay WPC an amount for gas purchased equal to $1.94 per MMBtu, less the costs paid by WPX Gas Resources to gather and process such gas and deliver it to specified delivery points, plus 50 percent of the excess of the Index Price over $1.94 per MMBtu (the “Price Differential”), provided WPX Gas Resources has no accrued Price Credits (as defined below) in the Price Credit Account (as defined below). If WPX Gas Resources has accrued Price Credits in the Price Credit Account, then WPX Gas Resources will be entitled to reduce the amount in excess of the Minimum Purchase Price (before deducting gathering and processing costs and costs to deliver the gas to specified delivery points) that otherwise would be payable by any accrued and unrecouped Price Credits in the Price Credit Account, and WPX Gas Resources will not be obligated to pay WPC any amounts in excess of the Minimum Purchase Price until such time as all accrued Price Credits have been recouped and a zero balance exists in the Price Credit Account.

(ii) If the Index Price in any month during any Contract Year, including 2005, is greater than the Minimum Purchase Price but less than or equal to $1.94 per MMBtu, then WPX Gas Resources will pay WPC an amount for each MMBtu purchased equal to the Index Price less the costs paid by WPX Gas Resources to gather and process such gas and deliver it to specified delivery points, provided WPX Gas Resources has no accrued Price Credits in the Price Credit Account. If WPX Gas Resources has accrued Price Credits in the Price Credit Account, then WPX Gas Resources will be entitled to reduce the amount in excess of the Minimum Purchase Price (before deducting, gathering and processing costs and costs to deliver to specified delivery points) that otherwise would be payable by any accrued and unrecouped Price Credits in the Price Credit Account, and WPX Gas Resources will not be obligated to pay WPC any amounts in excess of the Minimum Purchase Price until such time as all accrued Price Credits have been recouped and a zero balance exists in the Price Credit Account.

(iii) If the Index Price in any month during any Contract Year, including 2005, is less than the Minimum Purchase Price, then WPX Gas Resources will pay for each MMBtu of gas purchased the Minimum Purchase Price less the costs paid by WPX Gas Resources to gather and process such gas and deliver it at specified delivery points, and WPX Gas Resources will receive a credit (the “Price Credit”) from WPC for each MMBtu of gas purchased by WPX Gas Resources equal to the difference between the Minimum Purchase Price and the Index Price. WPC is required to establish and maintain the Price Credit Account containing the accrued and unrecouped amount of such Price Credits. No Price Credits were accrued in respect of production purchased by WPX Gas Resources prior to January 1, 1994.

     For the year ended December 31, 2004, which is based on production volumes and natural gas prices for the twelve months ended September 30, 2004, the Index Price exceeded the Minimum Purchase Price for each month during the year. As of December 31, 2004 and 2003, there were no remaining unrecouped Price Credits in the Price Credit Account.

     To the extent there may in the future be a balance in the Price Credit Account, the entitlement to recoup Price Credits means that if and when the Index Price is above the Minimum Purchase Price, future royalty income paid to the Trust would be reduced until such time as such Price Credits have been fully recouped. Corresponding cash distributions to Unitholders would also be reduced.

     Subsequent to the expiration of the Primary Term of the pricing provision of the Gas Purchase Contract, which occurred on December 31, 1997, WPX Gas Resources has an annual option (which can be exercised only once during the term of the Gas Purchase Contract) to discontinue purchasing gas under the pricing provision of the Gas Purchase Contract by giving written notice of its election to pay solely the Index Price (less the costs paid by WPX Gas Resources to gather, treat and process such gas and deliver it to specified points). If WPX Gas Resources so elects to discontinue paying under the pricing provision, WPX Gas Resources will no longer be entitled to retain the Price Differential when the Index Price exceeds $1.94 per MMBtu and any accrued and unrecouped Price Credits will be extinguished. Since there is no published price in the San Juan Basin for wellhead deliveries, the wellhead price in the Gas Purchase Contract is determined by utilizing a published price that is inclusive of gathering, treating and processing costs. As used in this “Item 2. Properties — Reserve Report,” “Index Price” means 97 percent of the first of month El Paso Natural Gas Co. — San Juan Spot Price. The El Paso Natural Gas Co. — San Juan Spot Price is a posted index price per MMBtu (dry basis) published in Inside F.E.R.C.’s Gas

Market Report, which is a bi-monthly publication by The McGraw-Hill Companies, Inc. The Gas Purchase Contract provides WPX Gas Resources a one-time option to convert the Index Price from the first of month posting of El Paso Natural Gas Co. — San Juan Spot Price to the average of the bi-monthly postings for that same index. The Gas Purchase Contract further provides for an alternative indexing mechanism in the event the Inside F.E.R.C.’s Gas Market Report indices are modified or discontinued. All prices used as index prices are delivered prices at the specified point of delivery and are, therefore, before deducting gathering and/or transportation charges, taxes, treating costs or other costs payable prior to the delivery points. During periods when there is a Price Differential, WPX Gas Resources will absorb a portion of the gathering charges based on a formula specified within the Gas Purchase Contract.

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

     The Gas Gathering Contract, which will be in effect until December 31, 2022, subject to annual extensions thereafter, covers approximately 90 percent of the production from the WI Properties and commits WFS on behalf of WPX Gas Resources to gather such production (except production from 19 wells in the San Juan 29-7 unit as described below), at rates starting at $.35 per Mcf (plus a fuel reimbursement estimated to be 6.2 percent to 7.3 percent of gathered volumes on a Btu equivalent basis, and subject to increase if the CO2 content of the gas exceeds 10 percent) and adjusted annually based on average annual price comparisons determined on the basis of the Blanco Hub Spot Price, provided that the gathering rate will be no less than $.35 per Mcf (currently 1.046/Mcf) increased or decreased on the basis of an increase or decrease in a published index measuring the gross domestic product. A significant portion of the gas to be gathered pursuant to the Gas Gathering Contract must first be gathered from the Wellhead to a Federal Unit central delivery point by Duke Energy Field Services (“Duke”). WPX Gas Resources has been assigned a one-year gathering contract (with a monthly evergreen provision) whereby Duke provides interruptible gathering service at the price of $.44 per Mcf, which escalates annually at $0.015 per year, plus actual fuel used (historically averaging approximately 7 percent). It is anticipated that WPX Gas Resources will be able to extend the term of this agreement.

     The remainder of the production on the WI Properties is not physically connected to the WFS system and is not covered by the Gas Gathering Contract. This gas is gathered either by Burlington Resources Gathering Inc. (“Burlington”) or El Paso Field Services (“EFS”) for delivery at the Blanco Hub or by WFS for delivery at the outlet of the Ignacio Plant in La Plata County, Colorado. WPC has existing long-term gathering agreements with EFS and short-term gathering agreements with Burlington with rates and terms generally comparable to the Gas Gathering Contract.

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

     A copy of the Gas Gathering Contract and each amendment thereto are filed as exhibits to this Form 10-K. The foregoing summary of the material provisions of the Gas Gathering Contract is qualified in its entirety by reference to the terms of such agreement as set forth in such exhibit.

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

     The MMS generally audits royalty payments within a 6-year period. Although WPC calculates royalty payments in accordance with its interpretation of the then applicable MMS regulations, WPC does not know whether the royalty payments made to the U.S. Government are totally in conformity with MMS standards until the payments are audited. If an MMS audit, or any other audit by a Federal or state agency, results in additional royalty charges, together with interest, relating to production since October 1, 1992, in respect of the Underlying Properties, such charges and interest will be deducted in calculating NPI Net Proceeds for the quarter in which the charges are billed and in each quarter thereafter until the full amount of the additional royalty charges and interest have been recovered.

     As described in “Item 3—Legal Proceedings,” in 2001 WPC received an Audit Issue Letter from the State of New Mexico, acting under authority of MMS, followed by an MMS Order to Report and Pay Additional Royalties and Perform Restructured Accounting for the alleged underpayment of royalties, on gas produced from the Underlying Properties due to Federal royalty owners. The MMS order requires WPC (1) to pay additional royalties of $943,964 on production related to the audit period of January 1, 1992 through December 31, 1996; (2) to pay an estimated incremental royalty amount of $991,549 for production covering January 1, 1997 through March 31, 2001; and (3) to perform a restructured accounting and pay an additional royalty for months after March 2001. WPC contested the Audit Issue Letter and the MMS order. Applying the MMS methodology asserted by the State of New Mexico could potentially result in negative adjustments to amounts previously paid to the Trust of approximately $4,000,000, plus interest. On November 1, 2004, WPC received notice that its appeal was denied in part by the MMS. WPC is currently evaluating the necessary course of action to defend against the claims asserted by the MMS. If WPC does not successfully appeal the MMS decision, this would result in an adjustment to royalty income otherwise payable from WPC to the Trust and a corresponding decrease in distributions to Unitholders, which could eliminate entirely such distributions for one or more future quarterly periods. See “Item 3—Legal Proceedings” for additional information on this royalty dispute.

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

     WPC has retained the right to repurchase from the Trust, commencing January 1, 2003, any portion of the NPI conveyed to the Trust if WPC’s interest in the Underlying Properties burdened by such portion of the NPI ceases to produce or is not capable of producing in commercially paying quantities (ignoring for purposes of such determination the NPI and Infill NPI). The purchase price payable by WPC will be the fair market value at the date of repurchase of the portion of the NPI or Infill NPI so purchased, as established on the basis of an appraisal provided by an independent expert.

The Infill Wells

     The only assets of the Trust, other than cash and cash equivalents being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Royalty Interests. The Royalty Interests consist primarily of a net profits interest (the “NPI”) in the Underlying Properties. The NPI generally entitles the Trust to receive 60 percent of the NPI Net Proceeds attributable to (i) gas produced and sold from WPC’s net revenue interests (working interests less lease burdens) in the properties in which WPC has a working interest (the “WI Properties”) and (ii) the revenue stream received by WPC attributable to its 35 percent net profits interest in 5,348 gross acres in La Plata County, Colorado (the “Farmout Properties”).

     The Royalty Interests also include a 20 percent interest in WPC’s Infill Net Proceeds from the sale of production if well spacing rules are effectively modified and additional wells are drilled on producing drilling blocks on the WI Properties (the “Infill Wells”) during the term of the Trust. “Infill Net Proceeds” consists generally of the aggregate proceeds, based on the price at the wellhead, of gas produced from WPC’s net revenue interest in any Infill Wells less certain taxes and costs.

     On October 15, 2002 the New Mexico Oil and Gas Commission (NMOCD) revised the field rules for the Basin Fruitland Coal (Gas) Pool to allow an optional second (infill) well on the standard 320-acre spacing unit in certain designated areas of the pool (the non-fairway wells). On July 17, 2003 the NMOCD further modified the field rules for the Basin Fruitland Coal (Gas) Pool to allow these infill wells on the standard 320-acre spacing unit in all areas of the pool. The WI Properties contain 450 infill locations designated as proved locations according to SEC guidelines. As of December 31, 2004, 249 infill locations are proved developed producing and 201 locations are proved undeveloped. Infill drilling is expected to be substantially completed by the end of 2006.

     As of December 31, 2004, the Infill Net Profit Costs exceed the Infill Net Profit Gross Proceeds by $7,561,581. The Trust will not be liable for such excess costs, and such excess costs will hereafter constitute Excess Infill Net Profit Costs until recovered by WPC. The Trust will not receive its 20 percent interest in WPC’s Infill Net Proceeds until such time as the Infill Net Profits Gross Proceeds exceeds the Infill Net Profit Costs on an aggregate basis.

     The complete definitions of Infill Net Profit Costs, Infill Net Profit Gross Proceeds, Excess Infill Net Profit Costs, NPI Net Proceeds and Infill Net Proceeds are set forth in the Conveyance.

Royalty Trust Reserves

     The reserves for the Royalty Trust were determined by Miller and Lents, Ltd in accordance to SEC guidelines. As of December 31, 2004, total proved reserves were 37,388 MMcf, consisting of 35,527 MMcf proved developed producing and 1,861 MMcf proved undeveloped.

     As of December 31, 2004 total proved reserves for the 320-acre spaced wells in the Working Interest Properties were 27,804 MMcf, consisting of 27,395 MMcf proved developed producing and 409 MMcf proved undeveloped.

     As of December 31, 2004 total proved reserves for the infill wells in the Working Interest Properties were 4,746 MMcf, consisting of reserves of 3,294 MMcf proved developed producing and 1,452 MMcf proved undeveloped.

     As of December 31, 2004, total proved reserves for the Farmout Properties were 4,838 MMcf, all of these reserves are proved developed producing.

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

Item 3. Legal Proceedings.

     On January 5, 2001, the State of New Mexico, acting under authority of the Minerals Management Services (“MMS”), presented WPC with an Audit Issue Letter for the alleged underpayment of royalties in the amount of $948,501, on gas produced from the Underlying Properties due to Federal royalty owners during the time period from January 1992 through December 1996. MMS regulations permit a lessee to deduct from its gross proceeds its reasonable actual costs of transportation and processing to transport the gas from the lease to the point of sale in calculating the market value of its production. The State of New Mexico claims that certain costs of removing and transporting carbon dioxide gas are not deductible. On March 22, 2001, WPC responded to the Audit Issue Letter and contested the State of New Mexico’s claim for additional royalties as being contrary to law. In early November 2001, WPC received from the MMS an Order to Report and Pay Additional Royalties and Perform Restructured Accounting on subsequent periods. The order was dated October 30, 2001. The order requires WPC (1) to pay additional royalties of $943,964 on production related to the audit period of January 1, 1992 through December 31, 1996; (2) to pay an estimated incremental royalty amount of $991,549 for production covering January 1, 1997 through March 31, 2001; and (3) to perform a restructured accounting and pay an additional royalty for months after March 2001. On January 30, 2002, WPC filed its Statement of Reasons in support of its earlier appeal of the Audit Issue Letter. Applying the MMS methodology asserted by the State of New Mexico could potentially result in negative adjustments to amounts previously paid to the Trust of approximately $4,000,000, plus interest. On November 1, 2004, WPC received notice that its appeal was denied in part by the MMS. WPC is currently evaluating the necessary course of action to defend against the claims asserted by the MMS. A separate but similar matter is currently under appeal by another major oil and gas producer in the D.C. circuit court. If the D.C. circuit court upholds the lower court ruling, the Trustee has been advised that it is likely that WPC would not appeal the MMS decision. This would result in an adjustment to royalty income otherwise payable from WPC to the Trust and a corresponding decrease in distributions to Unitholders, which could eliminate entirely such distributions for one or more future quarterly periods.

     There are no other material pending proceedings to which the Trust is a party or to which any of its properties is the subject.

Item 4. Submission of Matters to a Vote of Security Holders.

     Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     The Units are listed and traded on the New York Stock Exchange under the symbol “WTU.” The following table sets forth, for the periods indicated, the high and low sales prices per Unit and the amount of quarterly cash distributions per Unit paid by the Trust.

	Sales Price		Distributions
	High	Low	per Unit
2004
First Quarter	$14.57	$12.91	$.329589
Second Quarter	$16.00	$12.65	$.396403
Third Quarter	$18.95	$14.51	$.405316
Fourth Quarter	$18.10	$14.50	$.372400

2003
First Quarter	$11.65	$8.68	$.211473
Second Quarter	$14.30	$9.50	$.378438
Third Quarter	$13.27	$11.25	$.415848
Fourth Quarter	$13.29	$8.73	$.441042

     At March 1, 2005, there were 9,700,000 Units outstanding and approximately 390 Unitholders of record. The Trust does not maintain any equity compensation plans. The Trust did sell nor did it repurchase any Units during the period covered by this report.

Item 6. Selected Financial Data.

	Year Ended December 31,
	2004	2003	2002	2001	2000
Royalty Income	$15,375,469	$14,754,582	$9,296,774	$24,864,317	$16,817,935
Distributable Income	$14,640,744	$14,012,292	$8,634,497	$24,293,901	$16,319,731
Distributable Income per Unit	$1.51	$1.44	$.89	$2.50	$1.68
Distributions per Unit	$1.50	$1.45	$.89	$2.50	$1.68
Total Assets at Year End	$12,317,821	$14,731,450	$18,240,451	$22,621,529	$30,743,274
Total Corpus at Year End	$12,285,070	$14,638,833	$18,165,048	$22,544,752	$30,670,266

Item 7.	Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.

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

     For 2004, royalty income received by the Trust amounted to $15,375,469 as compared to $14,754,582 and $9,296,774 for 2003 and 2002, respectively. The increase in royalty income in 2004 compared to 2003 was primarily due to higher natural gas prices. The increase in royalty income in 2003 compared to 2002 was primarily due to higher natural gas prices. Net production related to the royalty income received by the Trust in 2004 was approximately 6,373,931 MMBtu as compared to 6,975,001 MMBtu and 8,271,271 MMBtu in 2003 and 2002,

respectively. Retroactive adjustments in 2004 resulting from unit expansions on certain Federal Units increased the natural gas attributable to the NPI of the Underlying Properties by approximately 394,712 MMbtu’s and that of the Trust by approximately 236,827 MMbtu’s (representing a retroactive adjustment based on actual prices in effect during the production period of approximately $680,990 to the Trust). In 2003 similar retroactive adjustments reduced the natural gas attributable to the NPI of the Underlying Properties by approximately 500,000 MMbtu’s and that of the Trust by approximately 300,000 MMbtu’s (representing a retroactive adjustment based on actual prices in effect during the production period of approximately $357,000). The average net natural gas price received for royalty income in 2004 was $2.16 per MMBtu as compared to $2.01 MMBtu and $1.12 MMBtu in 2003 and 2002, respectively. Interest income for 2004 was $10,518 as compared to $9,125 and $7,807 for 2003 and 2002. The increase in interest income for 2004 reflects higher interest rates and an increase in funds available for investment. The increase in interest income in 2003 compared to 2002 reflects lower interest rates but offset by an increase in funds available for investment.

     General and administrative expenses for 2004 were $745,243, as compared to $751,415 and $670,084 for 2003 and 2002, respectively. General and administrative expenses in 2004 were comparable to 2003. The increase in general and administrative expenses in 2003 compared to 2002 was primarily due to higher administrative expenses relating to Sarbanes-Oxley Act compliance in 2003.

     Distributable income for 2004 was $14,640,744 or $1.51 per Unit, compared to $14,012,292 or $1.44 per Unit for 2003, and $8,634,497, or $0.89 per Unit, for 2002. The increase in distributable income in 2004 compared to 2003 was primarily due to higher gas prices but offset by lower net production from the Underlying Properties. The increase in distributable income in 2003 compared to 2002 was primarily due to higher gas prices.

     Reserve values at December 31, 2004 and December 31, 2003 were impacted by significant changes in natural gas prices used to value the reserves. The year end prices required to be utilized in such valuations were $5.44 per Mcf, $5.61 per Mcf and $3.125 per Mcf as at December 31, 2004, 2003 and 2002 respectively.

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

     Royalty income received by the Trust in a given calendar year will generally reflect the sum of (i) proceeds from the sale of gas produced from the WI Properties during the first three quarters of that year and the fourth quarter of the preceding calendar year, plus (ii) cash received by WPC with respect to the Farmout Properties during the first three quarters of that year (or in the month immediately following the third quarter, if received by WPC in sufficient time to be paid to the Trust) and the fourth quarter of the preceding calendar year.

     Accordingly, the royalty income included in distributable income for the years ended December 31, 2004, 2003 and 2002, was based on production volumes and natural gas prices for the 12 months ended in September 30, 2004, 2003 and 2002, respectively, as shown in the table below. The production volumes included in the table are for production attributable to the Underlying Properties, and not production attributable to the Royalty Interests owned by the Trust, and are net of the amount of production attributable to WPC’s (or as applicable Quatro Finale’s) royalty obligations to third parties, which are determined by contractual arrangement with such parties.

	Twelve Months Ended September 30,
	2004	2003	2002
Production, Net (MMBtu)(1)
WI Properties	8,711,628	9,694,064	11,625,265
Farmout Properties(2)	1,911,591	1,930,937	2,160,187
Average Blanco Hub Spot Price ($/MMBtu)(3)	$4.78	$4.19	$2.31
Average Net Wellhead Price WI Properties ($/MMBtu)	$2.16	$2.01	$1.12

(1)	Million British Thermal Units.

(2)	Includes previously reported estimated amounts for certain months.

(3)	Total Gross Proceeds divided by Entitled W.I. Dry MMBtu for 12 months ending on September 30.

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

     Distributable income going forward may be reduced or eliminated entirely in one or more future quarterly periods depending on the final resolution of the State of New Mexico’s claim for additional royalties owed to Federal royalty owners. Applying the MMS methodology asserted by the State of New Mexico for calculating royalties on gas produced from the Underlying Properties could potentially reduce future royalty payments to the Trust and result in negative adjustments to amounts previously paid to the Trust of approximately $4,000,000, plus interest. See “Item 3—Legal Proceedings” for additional information on this royalty dispute.

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

Tabular Disclosure of Contractual Obligations

     As shown below, the Trust had no obligations and commitments to make future contractual payments as of December 31, 2004.

	Payments Due by Period
					More
		Less than	1 - 3	3-5	than 5
	Total	1 Year	Years	Years	Years
Contractual Obligations	$0	$0	$0	$0	$0

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

     The only assets of and sources of income to the Trust are the Royalty Interests, which generally entitle the Trust to receive a share of the net profits from natural gas production from the Underlying Properties. Consequently, the Trust’s financial results can be significantly affected by fluctuations in natural gas prices and the Trust has commodity price risk exposure associated with the natural gas markets in the United States. The Trust does not engage in any hedging activities to manage its price risk associated with natural gas production from the Underlying Properties. The Royalty Interests do not entitle the Trust to control or influence the operation of the Underlying Properties or the sale of gas produced therefrom. Natural gas produced from the WI Properties, which comprises the majority of production attributable to the Royalty Interests, is currently sold by WPC pursuant to the terms of the Gas Purchase Contract. Although the Trust is not a party to the Gas Purchase Contract, the Gas Purchase Contract may significantly impact revenues to the Trust. Although the Gas Purchase Contract mitigates the risk to the Trust of low gas prices, it also limits the ability of the Trust to benefit from the effects of higher gas prices, particularly to the extent a balance exists in the Price Credit Account. See “Item 2 — Properties — The Royalty Interests — Gas Purchase Contract” for detailed information about the Gas Purchase Contract and its impact on the Trust and Unitholders.

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

Item 8. Financial Statements and Supplementary Data.

     Audited Statements of Assets, Liabilities and Trust Corpus of the Trust as of December 31, 2004 and 2003, and the related Statements of Distributable Income and Changes in Trust Corpus for each of the 3 years in the period ended December 31, 2004, are included in this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Trustee
Williams Coal Seam Gas Royalty Trust

     We have audited the accompanying statements of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of December 31, 2004 and 2003, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Trustee’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As described in Note 2 to the financial statements, these financial statements have been prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust at December 31, 2004 and 2003, and its distributable income and its changes in trust corpus for each of the three years in the period ended December 31, 2004, on the basis of accounting described in Note 2.

/s/ ERNST & YOUNG LLP

Tulsa, Oklahoma
March 11, 2005

Financial Statements
Williams Coal Seam Gas Royalty Trust

Statements of Assets, Liabilities and Trust Corpus

	December 31,
	2004	2003
Assets
Current assets – cash and cash equivalents	$105,497	$110,588
Royalty interests in oil and gas properties (less accumulated amortization of $126,354,339 and $123,945,801 at December 31, 2004 and 2003, respectively) (Note 2)	12,212,324	14,620,862

Total	$12,317,821	$14,731,450

Liabilities and Trust Corpus
Current liabilities:
Payable to The Williams Companies, Inc. (Note 4)	$—	$67,914
Other accounts payable	32,751	24,703

Current liabilities	32,751	92,617
Trust corpus (9,700,000 units of beneficial interest authorized and outstanding) (Note 2)	12,285,070	14,638,833

Total	$12,317,821	$14,731,450

Statements of Distributable Income

	Year Ended December 31,
	2004	2003	2002
Royalty income (Note 2)	$15,375,469	$14,754,582	$9,296,774
Interest income	10,518	9,125	7,807

Total	$15,385,987	$14,763,707	$9,304,581
General and administrative expenses (Note 4)	(745,244)	(751,415)	(670,084)

Distributable income	$14,640,743	$14,012,292	$8,634,497

Distributable income per Unit (9,700,000 units) (Note 2)	$1.51	$1.44	$.89

Distributions per Unit (Note 5)	$1.50	$1.45	$.89

Statements of Changes in Trust Corpus

	Year Ended December 31,
	2004	2003	2002
Trust corpus, beginning of year	$14,638,833	$18,165,048	$22,544,752
Amortization of royalty interests (Note 2)	(2,408,538)	(3,504,538)	(4,404,637)
Distributable income	14,640,743	14,012,292	8,634,497
Distributions to Unitholders (Note 5)	(14,585,968)	(14,033,969)	(8,609,564)

Trust corpus, end of year	$12,285,070	$14,638,833	$18,165,048

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

     The Trust was formed to acquire and hold certain net profits interests (the “Royalty Interests”) in proved natural gas properties located in the San Juan Basin of New Mexico and Colorado (the “Underlying Properties”) owned by WPC. The Trust was initially created effective as of December 1, 1992, with a $100 contribution by WPC. On January 21, 1993, the Royalty Interests were conveyed to the Trust by WPC pursuant to the Net Profits Conveyance (the “Conveyance”) entered into effective as of October 1, 1992, by and among WPC, Williams, the Trustee and the Delaware Trustee, in consideration for all the 9,700,000 authorized units of beneficial interest in the Trust (“Units”). WPC transferred its Units by dividend to its parent, Williams, which sold an aggregate of 5,980,000 Units to the public through various underwriters in January and February 1993 (the “Public Offering”). Subsequently, Williams sold to the public an additional 151,209 Units. During the second quarter of 1995, Williams transferred its remaining Units to Williams Holdings of Delaware, Inc. (“WHD”), a separate holding company for Williams’ non-regulated businesses. Effective July 31, 1999, WHD was merged into Williams, and by operation of the merger, Williams assumed all assets, liabilities and obligations of WHD, including without limitation ownership of WHD’s Units. Effective August 11, 2000, Williams sold its Units to Quatro Finale IV LLC, a Delaware limited liability company (“QFIV”), in a privately negotiated transaction. Williams retained the voting rights and retained a “call” option on the transferred Units and QFIV was granted a “put” option on the Units. Williams retained the voting rights and retained a “call” option on the transferred Units, and QFIV was granted a “put” option on the Units. Through a series of exercises of its call option, Williams reacquired an aggregate of 3,568,791 Units from December 2001 through June 2003. Williams has informed the Trustee that it has subsequently sold 2,633,700 of these Units through March 9, 2005 and owned a remaining 935,091 Units as of such date.

     Effective May 1, 1997, WPC sold the Underlying Properties subject to and burdened by the Royalty Interests to Quatro Finale LLC, an unaffiliated Delaware limited liability company. Ownership of the Underlying Properties reverted back to WPC effective February 1, 2001, pursuant to the terms of the May 1, 1997 transaction. Effective March 1, 2001, WPC sold the Underlying Properties subject to and burdened by the Royalty Interests to Quatro Finale V LLC, an unaffiliated Delaware limited liability company. The sale of the Underlying Properties is expressly permitted under the Trust Agreement. Effective January 1, 2003, ownership of the Underlying Properties once again reverted back to WPC after it exercised its right to repurchase interests in the Underlying Properties from Quatro Finale V LLC pursuant to the 2001 Transaction Agreement. Unless otherwise dictated by context, references herein to WPC with respect to the ownership of the Underlying Properties for any period from May 1, 1997 through February 28, 2001, and for the period from March 1, 2001 through January 1, 2003, shall be deemed to refer to Quatro Finale.

     The Trustee has the power to collect and distribute the proceeds received by the Trust and to pay Trust liabilities and expenses. The Delaware Trustee has only such powers as are set forth in the Trust Agreement and is not empowered to otherwise manage or take part in the business of the Trust. The Royalty Interests are passive in nature, and neither the Delaware Trustee nor the Trustee has any control over or any responsibility relating to the operation of the Underlying Properties.

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

     The Royalty Interests also include a 20 percent interest in WPC’s Infill Net Proceeds from the sale of production since well spacing rules have been effectively modified and additional wells are drilled on producing drilling blocks on the WI Properties (the “Infill Wells”) during the term of the Trust. “Infill Net Proceeds” consists generally of the aggregate proceeds, based on the price at the wellhead, of gas produced from WPC’s net revenue interest in any Infill Wells less certain taxes and costs.

     On October 15, 2002 the New Mexico Oil and Gas Commission (NMOCD) revised the field rules for the Basin Fruitland Coal (Gas) Pool to allow an optional second (infill) well on the standard 320-acre spacing unit in certain designated areas of the pool (the non-fairway wells). On July 17, 2003 the NMOCD further modified the field rules for the Basin Fruitland Coal (Gas) Pool to allow these infill wells on the standard 320-acre spacing unit in all areas of the pool. The WI Properties contain 450 infill locations designated as proved locations according to SEC guidelines. As of December 31, 2004, 249 infill locations are proved developed producing and 201 locations are proved undeveloped. Infill drilling is expected to be substantially completed by the end of 2006.

     As of December 31, 2004, the Infill Net Profit Costs exceed the Infill Net Profit Gross Proceeds by $7,561,581. The Trust will not be liable for such excess costs, and such excess costs will hereafter constitute Excess Infill Net Profit Costs until recovered by WPC. The Trust will not receive its 20 percent interest in WPC’s Infill Net Proceeds until such time as the Infill Net Profits Gross Proceeds exceeds the Infill Net Profit Costs on an aggregate basis.

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

     Coal seam gas produced and sold after December 31, 2002, no longer generates a Section 29 tax credit under the Internal Revenue Code of 1986, as amended (the “IRC”). Therefore, Unitholders are not entitled to claim Section 29 credits for coal seam gas produced and sold after 2002. However, a Unitholder may benefit from unused Section 29 credits for alternative minimum tax purposes. Before its expiration, the Section 29 credit could be used only to the extent that a Unitholder’s regular tax liability exceeded the Unitholder’s tentative minimum tax liability after the regular tax liability had been reduced by the foreign tax credit and certain nonrefundable personal credits. Any part of the Section 29 credit not allowed for the tax year solely because of this alternative minimum tax limitation was subject to certain carryover provisions relating to the alternative minimum tax calculation. Except for the foregoing, there are no IRC provisions that allow for the carryback or carryforward of Section 29 tax credits in any other circumstances. As the carryforward of unused Section 29 tax credits is related to the alternative minimum tax calculation for succeeding years, carryforwards should be allowed even though the Section 29 tax credit is no longer allowed for coal seam gas produced and sold.

4. Related Party Transactions

     Williams provides accounting, bookkeeping and informational services to the Trust in accordance with an Administrative Services Agreement effective December 1, 1992. The fee is $50,000 per quarter, escalating 3 percent each October 1 commencing October 1, 1993. Aggregate fees incurred by the Trust to Williams in 2004, 2003 and 2002 were $276,847, $268,783 and $260,955, respectively. Substantially all production from the WI Properties is sold to a Williams’ subsidiary. Additionally, all royalty income is received from Williams.

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

     Aggregate fees paid by the Trust to the trustees in 2004, 2003 and 2002 were $52,660, $51,306 and $48,452, respectively.

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

     The Trustee distributes the Quarterly Distribution. Amount within 60 days after the end of each calendar quarter to each person who was a Unitholder of record on the associated record date (i.e., the 45th day following the end of each calendar quarter or if such day is not a business day, the next business day thereafter), together with interest estimated to be earned on such amount from the date of receipt thereof by the Trustee to the payment date.

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

6. Contingencies

     WPX Gas Resources Company (“WPX Gas Resources,” as successor in interest to Williams Gas Marketing Company) purchases natural gas produced from the WI Properties (except for certain small volumes) at the wellhead under the terms of a gas purchase contract dated October 1, 1992, as amended (the “Gas Purchase Contract”). The Gas Purchase Contract provides for a pricing mechanism during an initial 5-year period, which expired on December 31, 1997, and continuing for one or more consecutive additional 1-year terms unless and until WPX Gas Resources exercises its annual option, exercisable 15 days prior to the end of each contract year, to discontinue purchasing gas under the pricing mechanism of the Gas Purchase Contract and instead purchase gas at a monthly market-based price. WPX Gas Resources has not exercised this option, and therefore, the pricing mechanism will continue to remain in effect through at least December 31, 2005.

     Under the pricing mechanism of the Gas Purchase Contract, when the market price is less than $1.70 per MMBtu (the “Minimum Purchase Price”), the Trust will be paid the Minimum Purchase Price for the gas and an account (the “Price Credit Account”) will be maintained to identify the accrued and unrecouped amount of payments made to the Trust in excess of the market price. Any amounts in the Price Credit Account are subject to future recoupment when the market price exceeds the Minimum Purchase Price. As of December 31, 2004 and 2003, there were no remaining unrecouped Price Credits in the Price Credit Account. To the extent there may in the future be a balance in the Price Credit Account, the entitlement to recoup Price Credits means that if and when the Index Price is above the Minimum Purchase Price, future royalty income paid to the Trust would be reduced until such time as such Price Credit Account is once again reduced to zero. Corresponding cash distributions to Unitholders would also be reduced.

     While the terms of the Gas Purchase Agreement pricing mechanism remain in place and no balance exists in the Price Credit Account at December 31, 2004, when the market price for natural gas exceeds $1.94 per MMBtu (as was the case during all months in 2004, 2003 and 2002), the Trust receives only 50 percent of the excess of the market price over the $1.94 price per MMBtu before reduction for gathering, processing and certain other costs.

     The majority of the production attributable to the Trust is within Federal units. Unit participating areas are formed by pooling production from the participating area. Entitlement to the pooled production is based on each party’s acreage in the participating area divided by the total participating acreage. Wells drilled outside the participating area may create an enlargement to the participating area and a revision of the Unit ownership entitlement. The Bureau of Land Management (“BLM”) must approve Unit participating area expansions. The effective date for Unit expansions is retroactive to the date the well creating the expansion was tested. For the 12 month period ended on December 31, 2004, retroactive adjustments were processed on certain Federal Units. These retroactive adjustments resulted in unit expansions on certain Federal Units as well as some nominal net pricing adjustments. The total impact of these adjustments was to increase the natural gas attributable to the NPI of the Underlying Properties by approximately 394,712 MMbtu’s and that of the Trust by approximately 236,827 MMbtu’s (representing a retroactive adjustment based on actual prices in effect during the production period of approximately $680,990 to the Trust). In the Prior year, similar retroactive adjustments were processed on certain federal units resulting from a payout determination and unit expansion. The total impact of these adjustments was to reduce the natural gas attributable to the NPI of the Underlying Properties by approximately 500,000 MMbtu’s and that of the Trust by approximately 300,000 MMbtu’s (representing a retroactive adjustment based on actual prices in effect during the production period of approximately $357,000). The revenues presented in the accompanying statements of distributable income are on an entitlement basis and reflect the most recent BLM participating area approvals at December 31, 2004, 2003, and 2002, respectively. There are pending or anticipated applications or approvals for additional participating area enlargements that could impact future results.

     On January 5, 2001, the State of New Mexico, acting under authority of the Minerals Management Service (“MMS”), a subagency of the United States Department of the Interior, presented WPC with an Audit Issue Letter for the alleged underpayment of royalties in the amount of $948,501, on gas produced from the Underlying Properties due to Federal royalty owners during the time period from January 1992 through December 1996. MMS regulations permit a lessee to deduct from its gross proceeds its reasonable actual costs of transportation and processing to transport the gas from the lease to the point of sale in calculating the market value of its production. The State of New Mexico claims that certain costs of removing and transporting carbon dioxide gas are not deductible. On March 22, 2001, WPC responded to the Audit Issue Letter and contested the State of New Mexico’s claim for additional royalties as being contrary to law. In early November 2001, WPC received from the MMS an Order to Report and Pay Additional Royalties and Perform Restructured Accounting on subsequent periods. The order was dated October 30, 2001. The order requires WPC (1) to pay additional royalties of $943,964 on production related to the audit period of January 1, 1992 through December 31, 1996; (2) to pay an estimated incremental royalty amount of $991,549 for production covering January 1, 1997 through March 31, 2001; and (3) to perform a restructured accounting and pay an additional royalty for months after March 2001. On January 30, 2002, WPC filed its Statement of Reasons in support of its earlier appeal of the Audit Issue Letter. Applying the MMS methodology asserted by the State of New Mexico could potentially result in negative adjustments to amounts previously paid to the Trust of approximately $4,000,000, plus interest. On November 1, 2004, WPC received notice that its appeal was denied in part by the MMS. WPC is currently evaluating the necessary course of action to defend against the claims asserted by the MMS. A separate but similar matter is currently under appeal by another major oil and gas producer in the D.C. circuit court. If the D.C. circuit court upholds the lower court ruling, the Trustee has been advised that it is likely that WPC would not appeal the MMS decision. This would result in an adjustment to royalty income otherwise payable from WPC to the Trust and a corresponding decrease in distributions to Unitholders, which could eliminate entirely such distributions for one or more future quarterly periods.

7. Subsequent Event

     Subsequent to December 31, 2004, the Trust declared the following distribution:

Quarterly Record Date	Payment Date	Distribution per Unit
February 14, 2005	March 1, 2005	$0.346311

8. Quarterly Financial Data (Unaudited)

     The following table sets forth the royalty income, distributable income and distributions per Unit of the Trust for each quarter in the years ended December 31, 2004 and 2003 (in thousands, except per Unit amounts):

Calendar Quarter	Royalty Income	Distributable Income	Distributions per Unit
2004
First	$3,331	$3,057	$.329589
Second	4,193	3,998	.396403
Third	4,129	3,982	.405316
Fourth	3,723	3,603	.372400

TOTAL	$15,376	$14,640	$1.503708

2003
First	$2,240	$1,977	$.211473
Second	3,888	3,705	.378438
Third	4,191	4,028	.415848
Fourth	4,436	4,302	.441042

TOTAL	$14,755	$14,012	$1.446801

     Selected 2004 fourth quarter data are as follows (in thousands except per Unit amounts):

Royalty income	$3,723
Interest income	$4
General and administrative expenses	$(124)
Distributable income	$3,603
Distributable income per Unit (9,700,000 units)	$.37
Distributions per Unit	$.37

9. Supplemental Oil and Gas Information (Unaudited)

     The net proved reserves attributable to the Royalty Interests have been estimated as of December 31, 2004, 2003 and 2002, by independent petroleum engineers. In accordance with Statement of Financial Accounting Standards No. 69, estimates of future net revenues from proved reserves have been prepared using contractual gas prices and related costs. The standardized measure of future net revenues from the gas reserves is calculated based on discounting such future net revenues at an annual rate of 10 percent. The Blanco Hub Spot Price was $5.440, $5.61 and $4.25 per MMBtu, after adjustments for certain costs and provisions of the Gas Purchase Contract, at December 31, 2004, 2003, and 2002, respectively. This resulted in a weighted average wellhead price of $3.27, $4.16 and $2.89 per Mcf at December 31, 2004, 2003, and 2002, respectively. The standardized measure of discounted future net revenues below has been reduced by operating and development costs, which are paid by Williams and are included in computing the royalty income of the Trust. The standardized measure has not been reduced for income taxes as no income taxes are paid by the Trust (see Note 3).

     Numerous uncertainties are inherent in estimating volumes and value of proved reserves and in projecting future production rates and timing of development expenditures. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserve estimates.

     The reserve estimates as of December 31, 2004, 2003 and 2002, are based on a percentage share of NPI Net Proceeds payable to the Trust of 60 percent.

Natural Gas (MMcf)
Proved reserves at January 1, 2002	45,339
Production	(8,136)
Extensions and revisions of previous estimates	2,519

Proved reserves at December 31, 2002	39,722
Production	(7,977)
Extensions and revisions of previous estimates	12,618

Proved reserves at December 31, 2003	44,363
Production	(7,402)
Extensions and revisions of previous estimates	427

Proved reserves at December 31, 2004	37,388

Proved developed reserves at December 31, 2004	35,527

     Proved reserve estimates presented above at January 1, 2002 are proved developed reserves. Proved reserves at December 31, 2003, include 2,490 MMcf of proved undeveloped reserves. Proved reserves at December 31, 2004, include 1,861 MMcf of proved undeveloped reserves.

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

     The following table sets forth the standardized measure of discounted future net revenues at December 31, 2004, 2003 and 2002 relating to proved developed reserves (in thousands):

	Year Ended December 31,
	2004	2003	2002
Future cash inflows	$106,058	$125,582	$78,299
Future production taxes	(11,907)	(7,565)	(9,549)
Future development costs	(2,486)	(4,334)	(3,441)

Future net cash flows	91,665	113,683	65,309
10% discount factor	(36,748)	(48,357)	(19,270)

Standardized measure of discounted future net revenues	$54,917	$65,326	$46,039

     Future cash flows do not include Section 29 tax credits, which no longer apply for coal seam gas produced and sold after December 31, 2002, as discussed in Note 3.

     The following table sets forth the changes in the aggregate standardized measure of discounted future net revenues from proved reserves during the years ended December 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
Balance at January 1	$65,326	$46,039	$34,438
Increase (decrease) due to:
Net sales of coal seam gas	(15,145)	(15,504)	(10,299)
Net changes in prices and costs	862	13,264	15,503
Development costs incurred	(208)	(321)	(629)
Changes in estimated future development cost	(2,211)	(834)	(2,812)
Extensions and revisions of previous quantity estimates	427	18,580	2,915
Accretion of discount	6,533	4,604	3,444
Other	(667)	(502)	3,479

	10,408	19,287	11,601

Balance at December 31	$54,917	$65,326	$46,039

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A.            Controls and Procedures.

     Disclosure Controls and Procedures. As of the end of the period covered by this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures are effective in timely alerting the Trustee to material information relating to the Trust required to be included in the Trust’s periodic filings with the Securities and Exchange Commission. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by WPC.

     Trustee’s Report on Internal Control Over Reporting. As permitted by the Order Under Section 36 of the Securities Exchange Act of 1934 Granting an Exemption from Specified Provisions of Exchange Act Rules 13a-1 and 15d-1 issued by the SEC on November 30, 2004, the Trustee will file the Trustee’s Report on Internal Control Over Financial Reporting and the related Attestation Report of Ernst & Young LLP, an independent registered public accounting firm, by April 30, 2005 through an amendment to this annual report on Form 10-K.

     There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Item 9B. Other Information.

     None.

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

     The Trust has no directors or officers, and based solely on its review of the reports received by it, the Trust believes that during the fiscal year of 2004, no person who was a beneficial owner of more than 10 percent the Trust’s Units failed to file on a timely basis any report required by Section 16(a).

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

     Compensation of the Trustee, Delaware Trustee and Transfer Agent. The Trust Agreement provides for compensation to the Trustee and the Delaware Trustee for administrative services, out of the Trust assets. The

Trustee was paid a 2004 base amount of $46,511, plus an hourly charge for services in excess of a combined total of 300 hours annually at the Trustee’s then standard rate. The Delaware Trustee is paid a fixed annual amount, which was initially set at $5,000. The Trustee and the Delaware Trustee received total compensation for 2004 of $46,511 and $6,149, respectively. The base amount of the Trustee’s fee and the amount of the Delaware Trustee’s fee for administrative services escalate at the rate of 3 percent per year. The Trustee and the Delaware Trustee are each entitled to reimbursement for out-of-pocket expenses. Upon termination of the Trust, the Trustee will receive, in addition to its out-of-pocket expenses, a termination fee in the amount of $8,000.

     The Transfer Agent receives a transfer agency fee of $5.50 annually per account (minimum of $15,000 annually), subject to change each December, based upon the change in the Producers’ Price Index as published by the United States Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued in excess of 10,000 annually. The total fees paid by the Trust to the Transfer Agent in 2004 were $20,970.

     Fees to Williams. Williams will receive, throughout the term of the Trust, an administrative services fee for accounting, bookkeeping and informational services relating to the Royalty Interests as described below in “Item 13—Administrative Services Agreement.”

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     (a) Security Ownership of Certain Beneficial Owners. The following table sets forth as of March 9, 2005 information with respect to the only Unitholder who was known to the Trustee to be a beneficial owner of more than 5 percent of the outstanding Units.

	Number of Units	Percent
Name and Address of Beneficial Owner	Beneficially Owned	of Class
The Williams Companies, Inc.(1)	935,091	9.64%
One Williams Center
Tulsa, Oklahoma 74172

(1)	This information was provided to the Securities and Exchange Commission and to the Trustee in a Schedule Form 4 filed with the Securities and Exchange Commission on March 11, 2005, on behalf of The Williams Companies, Inc.

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

     (b) Security Ownership of Management. The Trust has no directors or executive officers and does not maintain any equity compensation plans. As of March 1, 2005, Bank of America, N.A., the Trustee, held an aggregate of 9,144 Units in various fiduciary capacities, with no investment or voting powers. As of March 1, 2004, Chase Bank (as successor to Chemical Bank Delaware), the Delaware Trustee, did not beneficially own any Units.

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

     The Administrative Services Agreement obligates the Trust to pay to Williams each quarter an administrative services fee for accounting, bookkeeping and informational services relating to the Royalty Interests. The administrative services fee was $50,000 per calendar quarter commencing October 1, 1993, through and including the quarter ended September 30, 1994, and increases 3 percent each October 1. Accordingly, the total of the administrative services fees paid by the Trust to Williams in 2004 was $276,847.

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

Item 14. Principal Accounting Fees and Services.

     Fees for services performed by Ernst & Young LLP for the years ended December 31, 2003 and 2002 are:

	2004	2003
Audit Fees	$90,500	$81,900
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

     As referenced in Item 10, above, the Trust has no audit committee, and as a result, has no audit committee pre-approval policy with respect to fees paid to Ernst & Young LLP.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

     (a) The following documents are filed as a part of this report:

     1. Financial Statements (included in Item 8 of this report)

     2. Financial Statement Schedules

     Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.

     3. Exhibits

Exhibit
Number		Exhibit
3.1	—	Certificate of Trust of Williams Coal Seam Gas Royalty Trust (filed as Exhibit 3.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.1	—	Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of December 1, 1992, by and among Williams Production Company, The Williams Companies, Inc. and Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), as trustees (filed as Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.2	—	First Amendment to the Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of December 15, 1992, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.2 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.3	—	Second Amendment to the Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of January 12, 1993, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.3 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

Exhibit
Number		Exhibit
4.4	—	Net Profits Conveyance effective as of October 1, 1992, by and among Williams Production Company, The Williams Companies, Inc., and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), and Chemical Bank Delaware (filed as Exhibit 4.4 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.1	—	Administrative Services Agreement effective December 1, 1992, by and between The Williams Companies, Inc. and Williams Coal Seam Gas Royalty Trust (filed as Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.2	—	Gas Purchase Agreement dated October 1, 1992, by and between Williams Gas Marketing Company and Williams Production Company (filed as Exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.3	—	First Amendment to the Gas Purchase Agreement effective January 12, 1993, by and between Williams Gas Marketing Company and Williams Production Company (filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.4	—	Gas Gathering and Treating Agreement effective October 1, 1992, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.5	—	First Amendment to the Gas Gathering and Treating Agreement effective as of January 12, 1993, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.5 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.6	—	Amendment #2 to the Gas Gathering and Treating Agreement dated as of October 1, 1993, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.6 to the Registrant’s Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

10.7	—	Amendment #3 to the Gas Gathering and Treating Agreement dated as of October 1, 1993, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.7 to the Registrant’s Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

10.8	—	Confirmation Agreement effective as of May 1, 1995 by and among Williams Production Company, The Williams Companies, Inc. and Williams Coal Seam Gas Royalty Trust (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

23.1	—	Consent of Ernst & Young LLP.

23.2	—	Consent of Miller and Lents, Ltd.

31.1	—	Certification by Ron E. Hooper, Senior Vice President and Administrator of Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated March 16, 2005, and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number		Exhibit
32.1	—	Certificate by Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated March 16, 2005, and submitted pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	—	The information under the section captioned “Tax Considerations” on pages 20-21, and the information under the sections captioned “Federal Income Tax Consequences” and “ERISA Considerations” on pages 45-52 of the Prospectus dated January 13, 1993, which constitutes a part of the Registration Statement on Form S-3 of The Williams Companies, Inc. (Registration No. 33-53662) (filed as Exhibit 28.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

99.2	—	Reserve Report, dated November 21, 1992, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of October 1, 1992, prepared by Miller and Lents, Ltd., independent petroleum engineers, included as Exhibit A of the Prospectus dated January 13, 1993, which constitutes a part of the Registration Statement on Form S-3 of The Williams Companies, Inc. (Registration No. 33-53662) (filed as Exhibit 28.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

99.3	—	Reserve Report, dated January 5, 2005 estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of December 31, 2004, prepared by Miller and Lents, Ltd., independent petroleum engineers.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Williams Coal Seam Gas Royalty Trust

	By:	Bank of America, N.A., Trustee

	By:	/s/ Ron E. Hooper

Ron E. Hooper
Senior Vice President and Administrator
Date: March 16, 2005

(The Registrant has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number		Description
3.1	___	Certificate of Trust of Williams Coal Seam Gas Royalty Trust (filed as Exhibit 3.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.1	___	Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of December 1, 1992, by and among Williams Production Company, The Williams Companies, Inc. and Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), as trustees (filed as Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.2	___	First Amendment to the Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of December 15, 1992, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.2 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.3	___	Second Amendment to the Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of January 12, 1993, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.3 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.4	___	Net Profits Conveyance effective as of October 1, 1992, by and among Williams Production Company, The Williams Companies, Inc., and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), and Chemical Bank Delaware (filed as Exhibit 4.4 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.1	___	Administrative Services Agreement effective December 1, 1992, by and between The Williams Companies, Inc. and Williams Coal Seam Gas Royalty Trust (filed as Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.2	___	Gas Purchase Agreement dated October 1, 1992, by and between Williams Gas Marketing Company and Williams Production Company (filed as Exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.3	___	First Amendment to the Gas Purchase Agreement effective January 12, 1993, by and between Williams Gas Marketing Company and Williams Production Company (filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.4	___	Gas Gathering and Treating Agreement effective October 1, 1992, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.5	___	First Amendment to the Gas Gathering and Treating Agreement effective as of January 12, 1993, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.5 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.6	___	Amendment #2 to the Gas Gathering and Treating Agreement dated as of October 1, 1993, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.6 to the Registrant’s Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

Exhibit
Number		Description
10.7	___	Amendment #3 to the Gas Gathering and Treating Agreement dated as of October 1, 1993, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.7 to the Registrant’s Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

10.8	___	Confirmation Agreement effective as of May 1, 1995 by and among Williams Production Company, The Williams Companies, Inc. and Williams Coal Seam Gas Royalty Trust (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

23.1	___	Consent of Ernst & Young LLP.

23.2	___	Consent of Miller and Lents, Ltd.

31.1	___	Certification by Ron E. Hooper, Senior Vice President and Administrator of Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated March 16, 2005, and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	___	Certificate by Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated March 16, 2005, and submitted pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	___	The information under the section captioned “Tax Considerations” on pages 20-21, and the information under the sections captioned “Federal Income Tax Consequences” and “ERISA Considerations” on pages 45-52 of the Prospectus dated January 13, 1993, which constitutes a part of the Registration Statement on Form S-3 of The Williams Companies, Inc. (Registration No. 33-53662) (filed as Exhibit 28.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

99.2	___	Reserve Report, dated November 21, 1992, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of October 1, 1992, prepared by Miller and Lents, Ltd., independent petroleum engineers, included as Exhibit A of the Prospectus dated January 13, 1993, which constitutes a part of the Registration Statement on Form S-3 of The Williams Companies, Inc. (Registration No. 33-53662) (filed as Exhibit 28.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

99.3	___	Reserve Report, dated January 5, 2005, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of December 31, 2004, prepared by Miller and Lents, Ltd., independent petroleum engineers.