Form 10-K/A
period 2004-12-31
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 2005-04-29
CIK 895007

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 1-11608

WILLIAMS COAL SEAM GAS ROYALTY TRUST

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	75-6437433 (I.R.S. employer identification number)

Trust Division Royalty Trust Group Bank of America, N.A. 901 Main Street, 17th Floor Dallas, Texas	75202 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(214) 209-2400

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered

Units of Beneficial Interest	New York Stock Exchange, Inc.

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT
NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities and Exchange Act of 1934).Yes ☑ No ☐

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

EXPLANATORY NOTE

     We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2004 to amend and restate (i) Item 14, Principal Accounting Fees and Services, to correct the 2004 audit fee disclosure and (ii) Item 9A, Controls and Procedures, to include the Trustee’s report on internal control over financial reporting and the related Attestation Report of Ernst & Young LLP, an independent registered public accounting firm, which had been omitted from our original Annual Report on Form 10-K as permitted by the Order Under Section 36 of the Securities Exchange Act of 1934 Granting an Exemption from Specified Provisions of Exchange Act Rules 13a-1 and 15d-1 issued by the Securities and Exchange Commission on November 30, 2004. This Amendment speaks as of the original filing date of our Annual Report on Form 10-K and has not been updated to reflect events occurring subsequent to the original filing date.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

     As of the end of the period covered by this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures are effective in timely alerting the Trustee to material information relating to the Trust required to be included in the Trust’s periodic filings with the Securities and Exchange Commission. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by Williams Production Company.

Changes in Internal Control over Financial Reporting

     There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Trustee’s Report on Internal Control Over Financial Reporting

     The Trustee is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control-Integrated Framework, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2004. The Trustee’s assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Trustee
Williams Coal Seam Gas Royalty Trust

     We have audited the Trustee’s assessment, included in the accompanying Trustee’s Report on Internal Control Over Financial Reporting, that the Williams Coal Seam Gas Royalty Trust (the “Trust”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Management of the Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Trust’s internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     In our opinion, management’s assessment that the Trust maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus of the Trust as of December 31, 2004 and 2003, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2004 of the Trust and our report dated March 11, 2005 expressed an unqualified opinion on those financial statements.

/s/ Ernst & Young LLP

Tulsa, Oklahoma
April 25, 2005

Item 14. Principal Accounting Fees and Services.

     Fees for services performed by Ernst & Young LLP for the years ended December 31, 2004 and 2003 are:

	2004	2003
Audit Fees	$143,000	$81,900
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

     The Trust has no audit committee, and as a result, has no audit committee pre-approval policy with respect to fees paid to Ernst & Young LLP.

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as a part of this report:

3.	Exhibits

Exhibit
Number		Exhibit
3.1	—	Certificate of Trust of Williams Coal Seam Gas Royalty Trust (filed as Exhibit 3.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.1	—	Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of December 1, 1992, by and among Williams Production Company, The Williams Companies, Inc. and Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), as trustees (filed as Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.2	—	First Amendment to the Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of December 15, 1992, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.2 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.3	—	Second Amendment to the Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of January 12, 1993, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.3 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.4	—	Net Profits Conveyance effective as of October 1, 1992, by and among Williams Production Company, The Williams Companies, Inc., and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), and Chemical Bank Delaware (filed as Exhibit 4.4 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.1	—	Administrative Services Agreement effective December 1, 1992, by and between The Williams Companies, Inc. and Williams Coal Seam Gas Royalty Trust (filed as Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.2	—	Gas Purchase Agreement dated October 1, 1992, by and between Williams Gas Marketing Company and Williams Production Company (filed as Exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.3	—	First Amendment to the Gas Purchase Agreement effective January 12, 1993, by and between Williams Gas Marketing Company and Williams Production Company (filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.4	—	Gas Gathering and Treating Agreement effective October 1, 1992, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.5	—	First Amendment to the Gas Gathering and Treating Agreement effective as of January 12, 1993,

Exhibit
Number		Exhibit
by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.5 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.6	—	Amendment #2 to the Gas Gathering and Treating Agreement dated as of October 1, 1993, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.6 to the Registrant’s Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

10.7	—	Amendment #3 to the Gas Gathering and Treating Agreement dated as of October 1, 1993, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.7 to the Registrant’s Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

10.8	—	Confirmation Agreement effective as of May 1, 1995 by and among Williams Production Company, The Williams Companies, Inc. and Williams Coal Seam Gas Royalty Trust (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

23.1	—	Consent of Ernst & Young LLP.

23.2	—	Consent of Miller and Lents, Ltd (filed as Exhibit 23.2 to the Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

31.1	—	Certification by Ron E. Hooper, Senior Vice President and Administrator of Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated April 29, 2005, and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certificate by Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated April 29, 2005, and submitted pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	—	The information under the section captioned “Tax Considerations” on pages 20-21, and the information under the sections captioned “Federal Income Tax Consequences” and “ERISA Considerations” on pages 45-52 of the Prospectus dated January 13, 1993, which constitutes a part of the Registration Statement on Form S-3 of The Williams Companies, Inc. (Registration No. 33-53662) (filed as Exhibit 28.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

99.2	—	Reserve Report, dated November 21, 1992, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of October 1, 1992, prepared by Miller and Lents, Ltd., independent petroleum engineers, included as Exhibit A of the Prospectus dated January 13, 1993, which constitutes a part of the Registration Statement on Form S-3 of The Williams Companies, Inc. (Registration No. 33-53662) (filed as Exhibit 28.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

99.3	—	Reserve Report, dated January 5, 2005 estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of December 31, 2004, prepared by Miller and Lents, Ltd., independent petroleum engineers (filed as Exhibit 99.3 to the Registrant’s Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Williams Coal Seam Gas Royalty Trust

	By:	Bank of America, N.A., Trustee

	By:	/s/ Ron E. Hooper

Ron E. Hooper
Senior Vice President and Administrator
Date: April 29, 2005

(The Registrant has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number		Description
3.1	___	Certificate of Trust of Williams Coal Seam Gas Royalty Trust (filed as Exhibit 3.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.1	___	Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of December 1, 1992, by and among Williams Production Company, The Williams Companies, Inc. and Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), as trustees (filed as Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.2	___	First Amendment to the Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of December 15, 1992, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.2 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.3	___	Second Amendment to the Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of January 12, 1993, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.3 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.4	___	Net Profits Conveyance effective as of October 1, 1992, by and among Williams Production Company, The Williams Companies, Inc., and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), and Chemical Bank Delaware (filed as Exhibit 4.4 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.1	___	Administrative Services Agreement effective December 1, 1992, by and between The Williams Companies, Inc. and Williams Coal Seam Gas Royalty Trust (filed as Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.2	___	Gas Purchase Agreement dated October 1, 1992, by and between Williams Gas Marketing Company and Williams Production Company (filed as Exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.3	___	First Amendment to the Gas Purchase Agreement effective January 12, 1993, by and between Williams Gas Marketing Company and Williams Production Company (filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.4	___	Gas Gathering and Treating Agreement effective October 1, 1992, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.5	___	First Amendment to the Gas Gathering and Treating Agreement effective as of January 12, 1993, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.5 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.6	___	Amendment #2 to the Gas Gathering and Treating Agreement dated as of October 1, 1993, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.6 to the Registrant’s Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

Exhibit
Number		Description
10.7	___	Amendment #3 to the Gas Gathering and Treating Agreement dated as of October 1, 1993, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.7 to the Registrant’s Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

10.8	___	Confirmation Agreement effective as of May 1, 1995 by and among Williams Production Company, The Williams Companies, Inc. and Williams Coal Seam Gas Royalty Trust (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

23.1	___	Consent of Ernst & Young LLP.

23.2	___	Consent of Miller and Lents, Ltd (filed as Exhibit 23.2 to the Registrant’s Form 10-K for the year ended December 31, 2004 and incorporated herein by reference).

31.1	___	Certification by Ron E. Hooper, Senior Vice President and Administrator of Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated April 29, 2005, and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	___	Certificate by Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated April 29, 2005, and submitted pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	___	The information under the section captioned “Tax Considerations” on pages 20-21, and the information under the sections captioned “Federal Income Tax Consequences” and “ERISA Considerations” on pages 45-52 of the Prospectus dated January 13, 1993, which constitutes a part of the Registration Statement on Form S-3 of The Williams Companies, Inc. (Registration No. 33-53662) (filed as Exhibit 28.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

99.2	___	Reserve Report, dated November 21, 1992, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of October 1, 1992, prepared by Miller and Lents, Ltd., independent petroleum engineers, included as Exhibit A of the Prospectus dated January 13, 1993, which constitutes a part of the Registration Statement on Form S-3 of The Williams Companies, Inc. (Registration No. 33-53662) (filed as Exhibit 28.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

99.3	___	Reserve Report, dated January 5, 2005, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of December 31, 2004, prepared by Miller and Lents, Ltd., independent petroleum engineers (filed as Exhibit 99.3 to the Registrant’s Form 10-K for the year ended December 31, 2005 and incorporated herein by reference).