Form 10-Q
period 2005-03-31
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 2005-05-10
CIK 895007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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

     Number of units of beneficial interest outstanding at May 2, 2005: 9,700,000

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

     The financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the “Trustee”) of Williams Coal Seam Gas Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Annual Report”). The December 31, 2004 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2005, the distributable income and the changes in trust corpus for the three-month periods ended March 31, 2005 and 2004, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.

     The financial statements as of March 31, 2005, and for the three-month periods ended March 31, 2005 and 2004 included herein have been reviewed by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing herein.

Report of Independent Registered Public Accounting Firm

The Trustee
Williams Coal Seam Gas Royalty Trust

We have reviewed the condensed statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of March 31, 2005, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2005 and 2004. These financial statements are the responsibility of the Trustee’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with the basis of accounting described in Note 2.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of December 31, 2004, and the related statements of distributable income and changes in trust corpus for the year then ended not presented herein, and in our report dated March 11, 2005, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2004, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.

/s/ Ernst & Young LLP

Tulsa, Oklahoma
May 6, 2005

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (UNAUDITED)

	March 31,	December 31,
	2005	2004
ASSETS

Current Assets — cash and cash equivalents	$2,098	$105,497

Royalty interests in oil and gas properties (less accumulated amortization of $126,861,612 at March 31, 2005 and $126,354,339 at December 31, 2004) (Note 2)	11,705,051	12,212,324

TOTAL ASSETS	$11,707,149	$12,317,821

LIABILITIES AND TRUST CORPUS

Current Liabilities:

Other accounts payable	$146,126	$32,751

	146,126	32,751

Trust corpus - 9,700,000 units of beneficial interest authorized and outstanding (Note 2)	11,561,023	12,285,070

TOTAL LIABILITIES AND TRUST CORPUS	$11,707,149	$12,317,821

The accompanying notes are an integral part of these financial statements. See accountants’ review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	March 31, 2005	March 31, 2004
Royalty income (Note 2)	$3,533,871	$3,330,572
Interest income	5,348	1,442

Total	3,539,219	3,332,014

General and administrative expenses (Note 4)	(396,776)	(275,096)

Distributable income	$3,142,442	$3,056,918

Distributable income per unit (9,700,000 units) (Note 2)	$.32	$.32

The accompanying notes are an integral part of these financial statements. See accountants’ review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST

CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	March 31, 2005	March 31, 2004
Trust corpus, beginning of period	$12,285,070	$14,638,833

Amortization of royalty interests (Note 2)	(507,273)	(482,534)

Distributable income	3,142,442	3,056,918
Distributions to Unitholders (Note 5)	(3,359,216)	(3,197,014)

Trust corpus, end of period	$11,561,023	$14,016,203

Distributions per unit (9,700,000 units) (Note 5)	$.35	$.33

The accompanying notes are an integral part of these financial statements. See accountants’ review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

1. TRUST ORGANIZATION AND PROVISIONS

     Williams Coal Seam Gas Royalty Trust (the “Trust”) was formed as a Delaware business trust pursuant to the terms of the Trust Agreement of Williams Coal Seam Gas Royalty Trust (as amended, the “Trust Agreement”) entered into effective as of December 1, 1992, by and among Williams Production Company, a Delaware corporation (“WPC”), as trustor; The Williams Companies, Inc., a Delaware corporation (“Williams”), as sponsor; Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), a national banking association (the “Trustee”) and Chemical Bank Delaware, a Delaware banking corporation (the “Delaware Trustee”). The trustees are independent financial institutions.

     The Trust was formed to acquire and hold certain net profits interests (the “Royalty Interests”) in proved natural gas properties located in the San Juan Basin of New Mexico and Colorado (the “Underlying Properties”) owned by WPC. The Trust was initially created effective as of December 1, 1992, with a $100 contribution by WPC. On January 21, 1993, the Royalty Interests were conveyed to the Trust by WPC pursuant to the Net Profits Conveyance (the “Conveyance”) entered into effective as of October 1, 1992, by and among WPC, Williams, the Trustee and the Delaware Trustee, in consideration for all the 9,700,000 authorized units of beneficial interest in the Trust (“Units”). WPC transferred its Units by dividend to its parent, Williams, which sold an aggregate of 5,980,000 Units to the public through various underwriters in January and February 1993 (the “Public Offering”). Subsequently, Williams sold to the public an additional 151,209 Units. During the second quarter of 1995, Williams transferred its remaining Units to Williams Holdings of Delaware, Inc. (“WHD”), a separate holding company for Williams’ non-regulated businesses. Effective July 31, 1999, WHD was merged into Williams, and by operation of the merger, Williams assumed all assets, liabilities and obligations of WHD, including without limitation ownership of WHD’s Units. Effective August 11, 2000, Williams sold its Units to Quatro Finale IV LLC, a Delaware limited liability company (“QFIV”), in a privately negotiated transaction. Williams retained the voting rights and retained a “call” option on the transferred Units, and QFIV was granted a “put” option on the Units. Through a series of exercises of its call option, Williams reacquired an aggregate of 3,568,791 Units from December 2001 through June 2003. Williams has informed the Trustee that it has subsequently sold 2,699,500 of these Units through May 1, 2005 and owned a remaining 869,291 Units as of such date.

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

     The Royalty Interests also include a 20 percent interest in WPC’s Infill Net Proceeds from the sale of production since well spacing rules have been effectively modified and additional wells have been drilled on producing drilling blocks on the WI Properties (the “Infill Wells”) during the term of the Trust. “Infill Net Proceeds” consists generally of the aggregate proceeds, based on the price at the wellhead, of gas produced from WPC’s net revenue interest in any Infill Wells less certain taxes and costs.

      The WI Properties contain 450 infill locations designated as proved locations according to U.S. Securities and Exchange Commission “SEC” guidelines. As of March 31, 2005, 249 infill locations are proved developed producing and 201 locations are proved undeveloped. Infill drilling is expected to be substantially completed by the end of 2006.

     As of March 31, 2005, the Infill Net Profit Costs exceed the Infill Net Profit Gross Proceeds by $9,334,885. The Trust will not be liable for such excess costs, and such excess costs will hereafter constitute Excess Infill Net Profit Costs until recovered by WPC. The Trust will not receive its 20 percent interest in WPC’s Infill Net Proceeds until such time as the Infill Net Profits Gross Proceeds exceeds the Infill Net Profit Costs on an aggregate basis. The complete definitions of Infill Net Proceeds, Infill Net Profit Costs, Excess Infill Net Profit Costs, and Infill Net Profit Gross Proceeds are set forth in the Conveyance.

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

     The financial statements of the Trust differ from financial statements prepared in accordance with GAAP because royalty income is not accrued in the period of production, amortization of the Royalty Interests is not charged against operating results, and loss contingencies are not charged to operating results until paid. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the SEC, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.

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

4. RELATED PARTY TRANSACTIONS

     Williams provides accounting, bookkeeping and informational services to the Trust in accordance with an Administrative Services Agreement effective December 1, 1992. The fee is $50,000 per quarter, escalating 3 percent each October 1 commencing October 1, 1993. Aggregate fees incurred by the Trust to Williams at December 31, 2004 represent the fourth quarter fee, and amounts paid by the Trust to Williams at March 31, 2005 represent the first quarter fee. Substantially all production from the WI Properties is sold to a Williams’ subsidiary. Additionally, all royalty income is received from Williams. The Trust paid to Williams for the first quarter of 2005 $69,211 as compared to $67,196 for the first quarter of 2004.

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

6. SUBSEQUENT EVENTS

     Subsequent to March 31, 2005, the Trust declared the following distribution:

Quarterly
Record	Payment	Distribution
Date	Date	per Unit
May 16, 2005	May 27, 2005	$.321706

     The distribution per unit was $.346311 attributable to the fourth quarter of 2004 (paid in the first quarter of 2005) as compared to $.321706 attributable to the first quarter of 2005 (payable in the second quarter of 2005). The decrease in distributions is mainly the result of lower natural gas production and increased expenses during the three month period ended March 31, 2005 as compared to the three month period ended December 31, 2004.

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

     Under the pricing mechanism of the Gas Purchase Contract, when the market price is less than $1.70 per MMBtu (the “Minimum Purchase Price”), the Trust will be paid the Minimum Purchase Price for the gas and an account (the “Price Credit Account”) will be maintained to identify the accrued and unrecouped amount of payments made to the Trust in excess of the market price. Any amounts in the Price Credit Account are subject to future recoupment when the market price exceeds the Minimum Purchase Price. As of March 31, 2005, there were no remaining unrecouped price credits in the Price Credit Account. To the extent there may in the future be a balance in the Price Credit Account, the entitlement to recoup price credits means that if and when the index price is above the Minimum Purchase Price, future royalty income paid to the Trust would be reduced until such time as such Price Credit Account is once again reduced to zero. Corresponding cash distributions to Unitholders would also be reduced.

     While the terms of the Gas Purchase Agreement pricing mechanism remain in place and no balance exists in the Price Credit Account, when the market price for natural gas exceeds $1.94 price per MMBtu, the Trust receives only 50 percent of the excess of the market price over the $1.94 price per MMBtu before reduction for gathering, processing and certain other costs. For production months in the fourth quarter of 2004, which are reported as Royalty Income in the first quarter of 2005, the index price remained above the Minimum Purchase Price.

     The majority of the production attributable to the Trust is within Federal units. Unit participating areas are formed by pooling production from the participating area. Entitlement to the pooled production is based on each party’s acreage in the participating area divided by the total participating acreage. Wells drilled outside the participating area may create an enlargement to the participating area and a revision of the Unit ownership entitlement. The Bureau of Land Management (“BLM”) must approve Unit participating area expansions. The effective date for Unit expansions is retroactive to the date the well creating the expansion was tested. During the first quarter 2004, similar retroactive adjustments were processed on the San Juan 32-9 Federal Unit. The retroactive adjustments included a favorable impact from unit expansion and an unfavorable impact from an additional adjustment related to the payout determination of the Federal Unit. The net effect of these two retroactive adjustments unfavorably impacted royalty income for the quarter ended March 31, 2004 by approximately $275,000. The revenues presented in the accompanying statements of distributable income are on an entitlement basis and reflect the most recent BLM participating area approvals at March 31, 2005 and 2004 respectively. There are pending or anticipated applications or approvals for additional participating area enlargements that could impact future operating results.

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

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

     For the quarter ended March 31, 2005, royalty income received by the Trust amounted to $3,533,871 as compared to $3,330,572 received for the same quarter in 2004. The increase in royalty income is primarily due to higher natural gas prices. Production related to the royalty income received by the Trust in the first quarter of 2005 was 2,269,160 MMBtu as compared to 2,073,334 MMBtu which was reduced by significant prior period adjustments for the same quarter in 2004. See Note 7 to the financial statements of the Trust appearing elsewhere in this Form 10-Q for additional information regarding retroactive adjustments resulting from unit expansions on certain Federal Units for the quarters ended March 31, 2005 and 2004. Interest income for the quarter ended March 31, 2005 was significantly higher due to higher interest rates compared to the same quarter in 2004. General and administrative expenses for the quarter ended March 31, 2005 were significantly higher compared to the same quarter in 2004 due to compliance with Sarbanes-Oxley 404 Regulations.

     Distributable income for the quarter ended March 31, 2005 was $3,142,442 or $.32 per Unit compared to $3,056,918 or $.32 per Unit for the same quarter in 2004. This increase was the result of higher natural gas prices. A distribution of $.0346311 per Unit was made on March 1, 2005 to Unitholders of record on February 14, 2005.

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

     Royalty income received by the Trust in a given calendar quarter will generally reflect the sum of (i) proceeds from the sale of gas produced from the WI Properties during the preceding calendar quarter, plus (ii) cash received by WPC with respect to the Farmout Properties either (a) during the preceding calendar quarter or (b) if received in sufficient time to be paid to the Trust, in the month immediately following such calendar quarter. Accordingly, the royalty income included in distributable income for the quarter ended March 31, 2005, was based on production volumes and natural gas prices for the period October 2004 through December 2004, as shown in the table below. Due to delays associated with the receipt of income related to the Farmout Properties, the Trust’s royalty income for the first quarter of 2005 reflects estimated production volumes from the Farmout Properties for the months of September 2004 through November 2004, as shown in the table below. The production volumes included in the table below are for production attributable to net profits of the Underlying Properties, and not for production attributable to the Trust’s Royalty Interests.

	Three Months		Three Months
	Ended		Ended
	December 31, 2004		December 31, 2003
Production (MMBtu) (1)
WI Properties	3,452,364	(2)	3,424,072	(4)
Farmout Properties	792,384	(3)	936,677	(5)

Blanco Hub Spot Price ($/MMBtu) (6)	$5.77		$4.05

Net Wellhead Price WI Properties ($/MMBtu) (6)	$2.64		$2.25

(1)	Million British Thermal Units.

(2)	Includes retroactive adjustments of (85,990) MMBtu.

(3)	Reflects volumes for September 2004 through November 2004.

(4)	Includes retroactive adjustments of (633,306) MMBtu.

(5)	Reflects volumes for September 2003 through November 2003.

(6)	Simple average of estimates for the months included in the period presented.

     Production from the WI Properties is generally sold by WPC to WPX Gas Resources pursuant to the Gas Purchase Contract that provides certain protections for WPC and Unitholders by providing that WPX Gas Resources will purchase gas from WPC at a minimum purchase price of $1.70 even when the applicable index price (which is equal to 97% of the Blanco Hub Spot Price) falls below $1.70 per MMBtu, provided that WPX Gas Resources is entitled to accrue price credits in the amount of any excess of the minimum price so paid over the applicable index price. When the applicable index price exceeds $1.70 per MMBtu, WPX Gas Resources is entitled to recoup any price credits previously accrued. When the applicable index price is greater than $1.94 per MMBtu, the Gas Purchase Contract protects and benefits WPX Gas Resources by allowing it to purchase gas from WPC at a contract price equal to $1.94 per MMBtu plus only 50 percent of the difference between the applicable index price and $1.94 per MMBtu. The Gas Purchase Contract also provides that the price paid for gas by WPX Gas Resources is reduced by the amount of gathering, processing and certain other costs paid by WPX Gas Resources. See “Item 2 Properties — The Royalty Interests — Gas Purchase Contract” in the 2004 Annual Report for detailed information about the Gas Purchase Contract and its impact on Trust income.

     The initial five-year term of the pricing provision (“Primary Term”) of the Gas Purchase Contract expired on December 31, 1997. Following the expiration of the Primary Term, the pricing provision will continue in effect for one or more consecutive additional one-year terms (each such term a “Contract Year”) unless and until WPX Gas Resources exercises its annual option, exercisable 15 days prior to the end of each Contract Year, to discontinue purchasing gas from WPC under the pricing provision of the Gas Purchase Contract and instead purchase gas at a monthly price equal to the index price of 97% of the Blanco Hub Spot Price. WPX has not yet exercised this option and the pricing mechanism of the Primary Term therefore has been and will continue to remain in effect through at least December 31, 2005.

     For the three months ended March 31, 2005, which is based on production volumes and natural gas prices for the three months ended December 31, 2004, the Blanco Hub Spot Price was above $2.00 per MMBtu, and therefore the applicable index price under the Gas Purchase Contract, which is equal to 97% of the Blanco Hub Spot Price, was above $1.94 per MMBtu through such period. In general, under the Gas Purchase Contract, the Trust only receives the benefit of 50 percent of any amount by which the applicable index price exceeds $1.94 per MMBtu. Consequently, pursuant to the terms of the Gas Purchase Contract, WPX Gas Resources paid WPC an amount for gas purchased equal to $1.94 per MMBtu, less the costs paid by WPX Gas Resources to gather and process such gas and deliver it to specified delivery points plus 50 percent of the excess of the applicable index price over $1.94 per MMBtu. The Blanco Hub Spot Price remained above $2.00 per MMBtu in April 2005.

     The information in this Form 10-Q concerning production and prices relating to the Underlying Properties is based on information prepared and furnished by WPC to the Trustee. The Trustee has no control over and no responsibility relating to the operation of the Underlying Properties.

Forward-Looking Statements

     This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbor created thereby. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements contained in this “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Trust’s financial position and industry conditions, are forward-looking statements. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

     The only assets of and sources of income to the Trust are the Royalty Interests, which generally entitle the Trust to receive a share of the net profits from natural gas production from the Underlying Properties. Consequently, the Trust’s financial results can be significantly affected by fluctuations in natural gas prices and the Trust has commodity price risk exposure associated with the natural gas markets in the United States. The Trust does not engage in any hedging activities to manage its price risk associated with natural gas production from the Underlying Properties. The Royalty Interests do not entitle the Trust to control or influence the operation of the Underlying Properties or the sale of gas produced therefrom. Natural gas produced from the WI Properties, which comprises the majority of production attributable to the Royalty Interests, is currently sold by WPC pursuant to the terms of the Gas Purchase Contract. Although the Trust is not a party to the Gas Purchase Contract, the Gas Purchase Contract may significantly impact revenues to the Trust. Although the Gas Purchase Contract mitigates the risk to the Trust of low gas prices, it also limits the ability of the Trust to benefit from the effects of higher gas prices, particularly to the extent a balance exists in the Price Credit Account. See “Item 2 Properties — The Royalty Interests — Gas Purchase Contract” in the 2004 Annual Report for detailed information about the Gas Purchase Contract and its impact on the Trust and Unitholders.

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

PART II — OTHER INFORMATION

Items 1 through 5.

     Not applicable.

Item 6.	Exhibits.

     The exhibits listed below are filed as part of this report:

EXHIBIT
NUMBER	EXHIBIT
15.1 —	Letter regarding unaudited interim financial information dated May 6, 2005, from the independent Registered Public Accounting Firm which acknowledges awareness of the use in registration statement of a report on unaudited interim financial information.

31.1 —	Certification by Ron E. Hooper, Senior Vice President and Administrator of Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated May 10, 2005, and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certificate by Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated May 10, 2005, and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS COAL SEAM GAS ROYALTY TRUST

By:	BANK OF AMERICA, N.A., Trustee

	By:	/s/ RON E. HOOPER

Ron E. Hooper
Senior Vice President and Administrator

(The Trust has no directors or executive officers.)

Date: May 10, 2005

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT
15.1 —	Letter regarding unaudited interim financial information dated May 6, 2005, from the independent Registered Public Accounting Firm which acknowledges awareness of the use in registration statement of a report on unaudited interim financial information.

31.1 —	Certification by Ron E. Hooper, Senior Vice President and Administrator of Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated May 10, 2005, and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certificate by Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated May 10, 2005, and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).