Form 10-Q
period 2005-06-30
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 2005-08-09
CIK 895007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2005
or
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Number of units of beneficial interest outstanding at August 1, 2005: 9,700,000

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
     The financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the “Trustee”) of Williams Coal Seam Gas Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 Annual Report”). The December 31, 2004 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2005, the distributable income for the three-month and six-month periods ended June 30, 2005 and 2004, and the changes in trust corpus for the six-month periods ended June 30, 2005 and 2004, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
     The financial statements as of June 30, 2005, and for the three-month and six-month periods ended June 30, 2005 and 2004 included herein have been reviewed by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing herein.

Report of Independent Registered Public Accounting Firm
The Trustee
Williams Coal Seam Gas Royalty Trust
We have reviewed the condensed statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of June 30, 2005, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 2005 and 2004, and the condensed statements of changes in trust corpus for the six-month periods ended June 30, 2005 and 2004. These financial statements are the responsibility of the Trustee’s management.
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
/s/ Ernst & Young LLP
Tulsa, Oklahoma
August 5, 2005

WILLIAMS COAL SEAM GAS ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (UNAUDITED)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Current Assets — cash and cash equivalents	$49,261	$105,497

Royalty interests in oil and gas properties (less accumulated amortization of $127,362,430 at June 30, 2005 and $126,354,339 at December 31, 2004) (Note 2)	11,204,233	12,212,324

TOTAL ASSETS	$11,253,494	$12,317,821

LIABILITIES AND TRUST CORPUS

Current Liabilities:

Other accounts payable	$37,071	$32,751

	37,071	32,751

Trust corpus — 9,700,000 units of beneficial interest authorized and outstanding (Note 2)	11,216,423	12,285,070

TOTAL LIABILITIES AND TRUST CORPUS	$11,253,494	$12,317,821

The accompanying notes are an integral part of these financial statements. See accountants’ review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	June 30, 2005	June 30, 2004
Royalty income (Notes 2 and 7)	$3,464,252	$4,193,115
Interest income	6,297	2,002

Total	3,470,549	4,195,117

General and administrative expenses (Note 4)	(193,782)	(197,023)

Distributable income	$3,276,767	$3,998,094

Distributable income per unit (9,700,000 units) (Note 2)	$.34	$.41

The accompanying notes are an integral part of these financial statements. See accountants’ review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	SIX MONTHS	SIX MONTHS
	ENDED	ENDED
	June 30, 2005	June 30, 2004
Royalty income (Notes 2 and 7)	$6,998,123	$7,523,687
Interest income	11,645	3,444

Total	7,009,768	7,527,131

General and administrative expenses (Note 4)	(590,559)	(472,119)

Distributable income	$6,419,209	$7,055,012

Distributable income per unit (9,700,000 units) (Note 2)	$.66	$.73

The accompanying notes are an integral part of these financial statements. See accountants’ review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	SIX MONTHS	SIX MONTHS
	ENDED	ENDED
	June 30, 2005	June 30, 2004
Trust corpus, beginning of period	$12,285,070	$14,638,833

Amortization of royalty interests (Note 2)	(1,008,091)	(1,170,285)

Distributable income	6,419,209	7,055,012
Distributions to Unitholders (Note 5)	(6,479,765)	(7,042,122)

Trust corpus, end of period	$11,216,423	$13,481,438

Distributions per unit (9,700,000 units) (Note 5)	$.67	$.73

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
     The Trust was formed to acquire and hold certain net profits interests (the “Royalty Interests”) in proved natural gas properties located in the San Juan Basin of New Mexico and Colorado (the “Underlying Properties”) owned by WPC. The Trust was initially created effective as of December 1, 1992, with a $100 contribution by WPC. On January 21, 1993, the Royalty Interests were conveyed to the Trust by WPC pursuant to the Net Profits Conveyance (the “Conveyance”) entered into effective as of October 1, 1992, by and among WPC, Williams, the Trustee and the Delaware Trustee, in consideration for all the 9,700,000 authorized units of beneficial interest in the Trust (“Units”). WPC transferred its Units by dividend to its parent, Williams, which sold an aggregate of 5,980,000 Units to the public through various underwriters in January and February 1993 (the “Public Offering”). Subsequently, Williams sold to the public an additional 151,209 Units. During the second quarter of 1995, Williams transferred its remaining Units to Williams Holdings of Delaware, Inc. (“WHD”), a separate holding company for Williams’ non-regulated businesses. Effective July 31, 1999, WHD was merged into Williams, and by operation of the merger, Williams assumed all assets, liabilities and obligations of WHD, including without limitation ownership of WHD’s Units. Effective August 11, 2000, Williams sold its Units to Quatro Finale IV LLC, a Delaware limited liability company (“QFIV”), in a privately negotiated transaction. Williams retained the voting rights and retained a “call” option on the transferred Units, and QFIV was granted a “put” option on the Units. Through a series of exercises of its call option, Williams reacquired an aggregate of 3,568,791 Units from December 2001 through June 2003. Williams has informed the Trustee that it has subsequently sold 2,779,500 of these Units through August 1, 2005 and owned a remaining 789,291 Units as of such date.
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
     The WI Properties contain 450 infill locations designated as proved locations according to U.S. Securities and Exchange Commission (“SEC”) guidelines. As of June 30, 2005, 266 infill locations are proved developed producing and 184 locations are proved undeveloped. Infill drilling is expected to be substantially completed by the end of 2006.
     As of June 30, 2005, the Infill Net Profit Costs exceed the Infill Net Profit Gross Proceeds by $8,066,830. The Trust will not be liable for such excess costs, and such excess costs will hereafter constitute Excess Infill Net Profit Costs until recovered by WPC. The Trust will not receive its 20 percent interest in WPC’s Infill Net Proceeds until such time as the Infill Net Profits Gross Proceeds exceeds the Infill Net Profit Costs on an aggregate basis. The complete definitions of Infill Net Proceeds, Infill Net Profit Costs, Excess Infill Net Profit Costs, and Infill Net Profit Gross Proceeds are set forth in the Conveyance.

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
4. RELATED PARTY TRANSACTIONS
     Williams provides accounting, bookkeeping and informational services to the Trust in accordance with an Administrative Services Agreement effective December 1, 1992. The fee is $50,000 per quarter, escalating 3 percent each October 1 commencing October 1, 1993. Aggregate fees incurred by the Trust to Williams at December 31, 2004 represent the fourth quarter fee, and amounts paid by the Trust to Williams for the quarters ended June 30, 2005 and 2004 represent the second and first quarter fees. Substantially all production from the WI Properties is sold to a Williams’ subsidiary. Additionally, all royalty income is received from

Williams. The Trust paid to Williams for the second quarter of 2005 $71,288 as compared to $69,212 for the second quarter of 2004, and for the first quarter of 2005 $69,211 as compared to $67,196 for the first quarter of 2004.
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
6. SUBSEQUENT EVENTS
     Subsequent to June 30, 2005, the Trust declared the following distribution:

Quarterly
Record	Payment	Distribution
Date	Date	per Unit
August 15, 2005	August 29, 2005	$.357841
     The distribution per unit was $.321706 attributable to the first quarter of 2005 (paid in the second quarter of 2005) as compared to $357841 attributable to the second quarter of 2005 (payable in the third quarter of 2005). The increase in distributions is mainly the result of higher natural gas prices during the three month period ended June 30, 2005 as compared to the three month period ended March 31, 2005.
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
     Under the pricing mechanism of the Gas Purchase Contract, when the market price is less than $1.70 per MMBtu (the “Minimum Purchase Price”), the Trust will be paid the Minimum Purchase Price for the gas and an account (the “Price Credit Account”) will be maintained to identify the accrued and unrecouped amount of payments made to the Trust in excess of the market price. Any amounts in the Price Credit Account are subject to future recoupment when the market price exceeds the Minimum Purchase Price. As of June 30, 2005, there were no remaining unrecouped price credits in the Price Credit Account. To the extent there may in the future be a balance in the Price Credit Account, the entitlement to recoup price credits means that if and when the index price is above the Minimum Purchase Price, future royalty income paid to the Trust would be reduced until such time as such Price Credit Account is once again reduced to zero. Corresponding cash distributions to Unitholders would also be reduced.
     While the terms of the Gas Purchase Agreement pricing mechanism remain in place and no balance exists in the Price Credit Account, when the market price for natural gas exceeds $1.94 price per MMBtu, the Trust receives only 50 percent of the excess of the market price over the $1.94 price per MMBtu before reduction for gathering, processing and certain other costs. For production months in the first six months of 2005, the index price remained above the Minimum Purchase Price.
     The majority of the production attributable to the Trust is within Federal units. Unit participating areas are formed by pooling production from the participating area. Entitlement to the pooled production is based on each party’s acreage in the participating area divided by the total participating acreage. Wells drilled outside the participating area may create an enlargement to the participating area and a revision of the Unit ownership entitlement. The Bureau of Land Management (“BLM”) must approve Unit participating area expansions. The effective date for Unit expansions is retroactive to the date the well creating the expansion was tested. During the first quarter 2004, retroactive adjustments were processed on the San Juan 32-9 Federal Unit. The retroactive adjustments included a favorable impact from unit expansion and an unfavorable impact from an additional adjustment related to the payout determination of the Federal Unit. The net effect of these first quarter retroactive adjustments unfavorably impacted royalty income for the first quarter ended March 31, 2004 by approximately $275,000. During the second quarter 2004, similar retroactive adjustments were made which had a favorable impact of $361,000 on royalty income for that quarter. During the second quarter 2005, similar retroactive adjustments were processed on the San Juan 32-9, San Juan 31-6 and San Juan 30-5 Federal Unit. The effect of these retroactive adjustments favorably impacted royalty income for the quarter ended June 30, 2005 by approximately $394,000. The revenues presented in the accompanying statements of distributable income are on an entitlement basis and reflect the most recent BLM participating area approvals at April 30, 2005 and 2004 respectively. There are pending or anticipated applications or approvals for additional participating area enlargements that could impact future operating results.
     On January 5, 2001, the State of New Mexico, acting under authority of the Minerals Management Service (“MMS”), a subagency of the United States Department of the Interior, presented WPC with an Audit Issue Letter for the alleged underpayment of royalties in the amount of $948,501, on gas produced from the Underlying Properties due to Federal royalty owners during the time period from January 1992 through December 1996. MMS regulations permit a lessee to deduct from its gross proceeds its reasonable actual costs of transportation and processing to transport the gas from the lease to the point of sale in calculating the market value of its production. The State of New Mexico claims that certain costs of removing and transporting carbon dioxide gas are not deductible. On March 22, 2001, WPC responded to the Audit Issue Letter and contested the State of New Mexico’s claim for additional royalties as being contrary to law. In early November 2001, WPC received from the MMS an Order to Report and Pay Additional Royalties and Perform Restructured Accounting on subsequent periods. The order was dated October 30, 2001. The order requires WPC (1) to pay additional royalties of $943,964 on production related to the audit period of January 1, 1992 through December 31, 1996; (2) to pay an estimated incremental royalty amount of $991,549 for production covering January 1, 1997 through March 31, 2001; and (3) to perform a restructured accounting and pay an additional royalty for months after March 2001. On January 30, 2002, WPC filed its Statement of Reasons in support of its earlier appeal of the Audit Issue Letter. Applying the MMS methodology asserted by the State of New Mexico could potentially result in negative adjustments to amounts previously paid to the Trust of approximately $4,000,000, plus interest. On November 1, 2004, WPC received notice that its appeal was denied in part by the MMS. On January 14, 2005, WPC filed a Complaint for Review of Agency Action and Declaratory Relief requesting the United States District Court for the District of New Mexico hold unlawful and set aside the Assistant Secretary’s October, 2004 decision. A separate but similar matter has been determined unfavorably against another major oil and gas producer in the D.C. circuit court. If either WPC proceeds with its lawsuit and loses or determines to settle the claims, then this would result in an adjustment to royalty income otherwise payable from WPC to the Trust and a corresponding decrease in distributions to Unitholders, which could eliminate entirely such distributions for one or more future quarterly periods.
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
      As described in Note 7 to the financial statements of the Trust appearing elsewhere in this Form 10-Q, future distributable income of the Trust could be adversely affected by the resolution with the State of New Mexico of the matter regarding the deductibility of certain costs of removing and transporting carbon dioxide gas.
Three Months and Six Months Ended June 30, 2005 Compared to Three Months and Six Months Ended June 30, 2004
     As described in Note 7 to the financial statements of the Trust appearing elsewhere in this Form 10-Q, future distributable income of the Trust could be adversely affected by the resolution with the State of New Mexico, of the matter regarding the deductibility of certain costs of removing and transporting carbon dioxide gas.
     For the quarter ended June 30, 2005, royalty income received by the Trust amounted to $3,464,252 as compared to $4,193,115 received for the same quarter in 2004. The decrease in royalty income is primarily due to lower production offset by higher natural gas prices. Production related to the royalty income received by the Trust in the second quarter of 2005 was 1,362,396 MMBtu as compared to 1,833,622 MMBtu. These production quantities include the effects of significant retroactive adjustments as described in Note 7 to the financial statements of the Trust appearing elsewhere in this Form 10-Q. These retroactive adjustments result from unit expansions on certain Federal Units. Royalty income for the six months ended June 30, 2005 was $6,998,123 as compared to $7,523,687 for the same period in 2004. Production related to the royalty income received by the Trust for the six months ended June 30, 2005 was 2,723,892 MMBtu as compared to 3,077,609 MMBtu for the six months ended June 30, 2004. (As described above in Note 7, these production quantities include the effects of retroactive adjustments. The decrease in production volume was offset by higher natural gas prices compared to the previous year. The effects of this resulted in lower royalty income for the six months ended June 30, 2004. Interest income for the three month and six month periods ended June 30, 2005 was significantly higher due to higher interest rates compared to the same periods in 2004. General and administrative expenses for the three month period ended June 30, 2005 was lower compared to the same period in 2004. General and administrative expenses for the six month period ended June 30, 2005 were significantly higher compared to the same period in 2004 due to compliance with Sarbanes-Oxley 404 Regulations. In the Trust’s Form 10-Q for the three-month period ending March 31, 2005, the production quantities attributable to the Trust royalty income were inappropriately disclosed as 2,269,160 MMBtu and 2,073,334 MMBtu for the first quarter 2005 and 2004, respectively. These amounts should have been disclosed as 1,361,496 MMBtu and 1,243,998 MMBtu for the respective quarters. This change has no impact on the royalty income reported for these prior periods.
     Distributable income for the quarter ended June 30, 2005 was $3,276,767 or $.34 per Unit compared to $3,998,094 or $.41 per Unit for the same quarter in 2004. This decrease was the result of lower production volumes offset by higher natural gas prices. A distribution of $.321706 per Unit was made on May 27, 2005 to Unitholders of record on May 16, 2005.

Distributable income for the six months ended June 30, 2005 was $6,419,209 as compared to $7,055,012 for the same period in 2004. This decrease was the result of lower production volumes offset by higher natural gas prices in 2005 than in 2004.
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
     Royalty income received by the Trust in a given calendar quarter will generally reflect the sum of (i) proceeds from the sale of gas produced from the WI Properties during the preceding calendar quarter, plus (ii) cash received by WPC with respect to the Farmout Properties either (a) during the preceding calendar quarter or (b) if received in sufficient time to be paid to the Trust, in the month immediately following such calendar quarter. Accordingly, the royalty income included in distributable income for the quarter ended June 30, 2005, was based on production volumes and natural gas prices for the period January 2005 through March 2005, as shown in the table below. Due to delays associated with the receipt of income related to the Farmout Properties, the Trust’s royalty income for the second quarter of 2005 reflects estimated production volumes from the Farmout Properties for the months of December 2004 through February 2005, as shown in the table below. The production volumes included in the table below are for production attributable to net profits of the Underlying Properties, and not for production attributable to the Trust’s Royalty Interests.

	Three Months	Three Months
	Ended	Ended
	March 31, 2005	March 31, 2004
Production (MMBtu) (1)
WI Properties	3,681,594 (2)	4,249,809 (4)
Farmout Properties	735,534 (3)	873,862 (5)
Blanco Hub Spot Price ($/MMBtu) (6)	$5.44	$4.84

Net Wellhead Price WI Properties ($/MMBtu) (6)	$2.45	$2.42

(1)	Million British Thermal Units.

(2)	Includes favorable retroactive adjustments of 324,401 MMBtu.

(3)	Reflects estimated volumes for December 2004 through February 2005.

(4)	Includes favorable retroactive adjustments of 282,959 MMBtu.

(5)	Reflects estimated volumes for December 2003 through February 2004.

(6)	Weighted average of estimates for the months included in the period presented.
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
     For the six months ended June 30, 2005, which is based on production volumes and natural gas prices for the three months ended March 31, 2005, the Blanco Hub Spot Price was above $2.00 per MMBtu, and therefore the applicable index price under the Gas Purchase Contract, which is equal to 97% of the Blanco Hub Spot Price, was above $1.94 per MMBtu through such period. In general, under the Gas Purchase Contract, the Trust only receives the benefit of 50 percent of any amount by which the applicable index price exceeds $1.94 per MMBtu. Consequently, pursuant to the terms of the Gas Purchase Contract, WPX Gas Resources paid WPC an amount for gas purchased equal to $1.94 per MMBtu, less the costs paid by WPX Gas Resources to gather and process such gas and deliver it to specified delivery points plus 50 percent of the excess of the applicable index price over $1.94 per MMBtu. The Blanco Hub Spot Price remained above $2.00 per MMBtu in July 2005.

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
PART II — OTHER INFORMATION
Items 1 through 5.
     Not applicable.
Item 6. Exhibits.
     The exhibits listed below are filed as part of this report:

EXHIBIT
NUMBER	EXHIBIT
15.1 —	Letter regarding unaudited interim financial information dated August 5, 2005, from the independent Registered Public Accounting Firm which acknowledges awareness of the use in registration statement of a report on unaudited interim financial information.

31.1 —	Certification by Ron E. Hooper, Senior Vice President and Administrator of Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated August 9, 2005, and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certificate by Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated August 9, 2005, and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS COAL SEAM GAS ROYALTY TRUST

By: BANK OF AMERICA, N.A., Trustee

By:	/s/ RON E. HOOPER

Ron E. Hooper
Senior Vice President and Administrator
(The Trust has no directors or executive officers.)
Date: August 9, 2005

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT
15.1 —	Letter regarding unaudited interim financial information dated August 5, 2005, from the independent Registered Public Accounting Firm which acknowledges awareness of the use in registration statement of a report on unaudited interim financial information.

31.1 —	Certification by Ron E. Hooper, Senior Vice President and Administrator of Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated August 9, 2005, and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certificate by Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated August 9, 2005, and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).