Form 10-K
period 2005-12-31
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 2006-03-16
CIK 895007

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 1-11608

WILLIAMS COAL SEAM GAS ROYALTY TRUST
(Exact name of registrant as specified in its charter)

DELAWARE	75-6437433
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

Trust Division Royalty Trust Group Bank of America, N.A. 901 Main Street, 17th Floor Dallas, Texas (Address of principal executive offices)	75202 (Zip Code)
Registrant’s telephone number, including area code:
(214) 209-2400
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered

Units of Beneficial Interest	New York Stock Exchange, Inc.
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT
NONE
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                Yes ☐       No☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
               Yes ☐      No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     The aggregate market value of the registrant’s units of beneficial interest outstanding (based on the closing sale price on the New York Stock Exchange on June 30, 2005 and the number of shares reported by the Williams Companies Inc. in its Form 4 filed on June 27, 2005) held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $148,322,464.
     At March 1, 2006, there were 9,700,000 units of beneficial interest outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Prospectus dated January 13, 1993, which constitutes a part of the Registration Statement on Form S-3 of The Williams Companies, Inc. (Registration No. 33-53662) filed in connection with the registration of the units of beneficial interest in the registrant, are incorporated by reference in Part I of this Form 10-K.

Consent of Ernst & Young LLP
Consent of Miller and Lents, Ltd.
Certification Pursuant to Rule 13a-14(a)/15d-14(a)
Certification Pursuant to 18 U.S.C. 1350
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
     “December 31, 2005 Reserve Report” means the Reserve Report, dated January 12, 2006, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of December 31, 2005, prepared by Miller and Lents, Ltd., independent petroleum engineers, a copy of which is filed as an exhibit to this Form 10-K.
     “Delaware Code” means the Delaware Business Trust Act, Title 12, Chapter 38 of the Delaware Code, Sections 3801 et seq.
     “Delaware Trustee” means Chase Bank (as successor to Chemical Bank Delaware), in its capacity as a trustee of the Trust.
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
     “Trust” means Williams Coal Seam Gas Royalty Trust, a Delaware business trust formed pursuant to the Trust Agreement.
     “Trust Agreement” means the Trust Agreement, dated as of December 1, 1992, among Williams, WPC, as grantor, Chase Bank (as successor to Chemical Bank Delaware), as the Delaware Trustee, and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), as the Trustee, as amended by the First Amendment thereto effective as of December 15, 1992 and by the Second Amendment thereto effective as of January 12, 1993, a copy of each of which is filed as an exhibit to this Form 10-K.

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
Creation and Organization of the Trust
     The Trust was formed effective as of December 1, 1992 under Delaware law pursuant to the terms of the Trust Agreement to acquire and hold certain net profits interests (the “Royalty Interests”) in proved natural gas properties located in the San Juan Basin of New Mexico and Colorado (the “Underlying Properties”). The Royalty Interests were conveyed to the Trust on January 21, 1993, pursuant to the Conveyance, for the benefit of the Unitholders. All of the authorized units of beneficial interest in the Trust (“Units”) were issued to WPC on January 21, 1993. On that date, WPC transferred its Units to its parent, Williams, by dividend. Williams, in turn, sold, by means of a prospectus dated January 13, 1993, 5,200,000 Units on January 21, 1993, and an additional 780,000 Units on February 16, 1993, to the public through various underwriters (the “Public Offering”). In the second quarter of 1993, Williams sold an additional 151,209 Units. During the second quarter of 1995, Williams transferred its Units to Williams Holdings of Delaware, Inc. (“WHD”), a separate holding company for Williams’ non-regulated businesses. Effective July 31, 1999, WHD was merged into Williams, and by operation of the merger, Williams assumed all assets, liabilities and obligations of WHD, including without limitation ownership of WHD’s Units. Effective August 11, 2000, Williams sold its Units to Quatro Finale IV LLC, a Delaware limited liability company (“QFIV”), in a privately-negotiated transaction. Williams retained the voting rights and retained a “call” option on the transferred Units, and QFIV was granted a “put” option on the Units. Through a series of exercises of its call option, Williams reacquired an aggregate of 3,568,791 Units from December 2001 through June 2003. Williams has informed the Trustee that it has subsequently sold 2,779,500 of these Units through March 6, 2006 and owned a remaining 789,291 Units as of such date.
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
     On October 15, 2002 the New Mexico Oil and Gas Commission (NMOCD) revised the field rules for the Basin Fruitland Coal (Gas) Pool to allow an optional second (infill) well on the standard 320-acre spacing unit in certain designated areas of the pool (the non-fairway wells). On July 17, 2003 the NMOCD further modified the field rules for the Basin Fruitland Coal (Gas) Pool to allow these infill wells on the standard 320-acre spacing unit in all areas of the pool. The WI Properties contain 530 infill locations designated as proved locations according to SEC guidelines. As of December 31, 2005, 316 infill locations are proved developed producing and 214 locations are proved undeveloped. Infill drilling is expected to be substantially completed by the end of 2006.
     As of December 31, 2005, the Infill Net Profit Costs exceed the Infill Net Profit Gross Proceeds by $3,164,100. The Trust will not be liable for such excess costs, and such excess costs will hereafter constitute Excess Infill Net Profit Costs until recovered by WPC. The Trust will not receive its 20 percent interest in WPC’s Infill Net Proceeds until such time as the Infill Net Profits Gross Proceeds exceeds the Infill Net Profit Costs on an aggregate basis.
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
DESCRIPTION OF UNITS
     Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 1, 2006, there were 9,700,000 Units outstanding. The Trust may not issue additional Units.

Distributions and Income Computations
     The Trustee determines for each quarter the amount of cash available for distribution to Unitholders. Such amount (the “Quarterly Distribution Amount”) is equal to the excess, if any, of the cash received by the Trust, on or prior to the last day of the month following the end of each calendar quarter ending prior to the dissolution of the Trust from the Royalty Interests then held by the Trust plus, with certain exceptions, any other cash receipts of the Trust during such quarter (which might include purchase price adjustments paid by WPC, sales proceeds not sufficient in amount to qualify for special distribution as described in the next paragraph, and interest), over the liabilities of the Trust paid during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for the payment of contingent or future obligations of the Trust. Based on the payment procedures relating to the Royalty Interests, cash received by the Trustee in a particular quarter from the Royalty Interests generally represents the sum of (i) proceeds from the sale of gas produced from the WI Properties during the preceding calendar quarter plus (ii) cash received by WPC with respect to the Farmout Properties either (a) during the preceding calendar quarter or (b) if received in sufficient time to be paid to the Trust, in the month immediately following such preceding calendar quarter. The Trustee distributes the Quarterly Distribution Amount within 60 days after the end of each calendar quarter to each person who was a Unitholder of record on the associated record date (i.e., the 45th day following the end of each calendar quarter or if such day is not a business day, the next business day thereafter), together with interest expected to be earned on such Quarterly Distribution Amount from the date of receipt thereof by the Trustee to the payment date.
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

Classification and Taxation of the Trust	The Trust is a grantor trust for Federal tax purposes and not an association taxable as a corporation. As a grantor trust, the Trust is not subject to Federal income tax. There can be no assurance that the IRS will not challenge this treatment. The tax treatment of the Trust and Unitholders would be materially different if the IRS were to successfully challenge this treatment.

Taxation of Unitholders	Each Unitholder is taxed directly on his proportionate share of income, deductions and credits of the Trust attributable to the Royalty Interests consistent with such Unitholder’s taxable year and method of accounting, and without regard to the taxable year or method of accounting employed by the Trust.

Income and Deductions	The income of the Trust consists primarily of a specified share of the proceeds from the sale of coal seam gas produced from the Underlying Properties. During 2005, the Trust earned interest income on funds held for distribution and made adjustments to the cash reserve maintained for the payment of contingent or future

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

Section 29 Tax Credits	Coal seam gas produced and sold after December 31, 2002, no longer generates a Section 29 tax credit under the IRC. Therefore, Unitholders are not entitled to claim Section 29 tax credits for coal seam gas produced and sold after 2002. However, a Unitholder may benefit from unused Section 29 tax credits for alternative minimum tax purposes. Before its expiration, the Section 29 tax credit could be used only to the extent that a Unitholder’s regular tax liability exceeded the Unitholder’s tentative minimum tax liability after the regular tax liability had been reduced by the foreign tax credit and certain nonrefundable personal credits. Any part of the Section 29 tax credit not allowed for the tax year solely because of this alternative minimum tax limitation was subject to certain carryover provisions relating to the alternative minimum tax calculation. These carryover provisions continue to apply for tax years ending before 2006. Therefore, for taxpayers with tax years ending on or before December 31, 2005, the alternative minimum tax limitation is increased by the amount of Section 29 tax credits disallowed in prior years, even though the Section 29 tax credit is no longer allowed for coal seam gas produced and sold after 2002.

Unitholder’s Depletion Allowance	Each Unitholder is entitled to amortize the cost of the Units through cost depletion over the life of the NPI (or if greater, through percentage depletion equal to 15 percent of gross income). If any portion of the NPI is treated as a production payment or is not treated as an economic interest, however, a Unitholder will not be entitled to depletion in respect of such portion.

Depletion Recapture	If a taxpayer disposes of any “section 1254 property” (certain oil, gas, geothermal or other mineral property), and if the adjusted basis of such property includes adjustments for deductions for depletion under Section 611 of the IRC (discussed above), the taxpayer generally must recapture the amount deducted for depletion in ordinary income (to the extent of gain realized on the disposition of the property). This depletion recapture rule applies to any disposition of property that was placed in service by the taxpayer after December 31, 1986. Detailed rules set forth in Sections 1.1254-1 through 1.1254-6 of the United States Treasury regulations govern dispositions of property after March 13, 1995. The IRS will likely take the position that a Unitholder who purchases a Unit subsequent to December 31, 1986, must recapture depletion upon the disposition of that Unit.

Non-Passive Activity Income, Credits	The income, credits and expenses of the Trust are not taken into

and Loss	account in computing the passive activity losses and income under Section 469 of the IRC for a Unitholder who acquires and holds Units as an investment and did not acquire them in the ordinary course of a trade or business.

Unitholder Reporting Information	The Trustee furnishes to Unitholders tax information concerning royalty income, depletion and other relevant tax matters on an annual basis. Year-end tax information is furnished to Unitholders no later than March 15 of the following year. See the second paragraph under “Description of Units—Periodic Reports to Unitholders.”

Tax Shelter Registration	The Trust is registered as a “tax shelter,” and its tax shelter registration number is 92-364000072. Issuance of a tax shelter registration number does not indicate that the investment in Units or the claimed tax benefits have been reviewed, examined or approved by the IRS.

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
     The transportation of natural gas in interstate commerce is subject to Federal regulation by FERC under the Natural Gas Act (“NGA”) and the NGPA. FERC has initiated a number of regulatory policy initiatives that have affected the transportation of natural gas from the wellhead to the market and may promulgate new regulations that affect the marketing of natural gas. Such initiatives include regulations that are intended to further open access to interstate pipelines by requiring such pipelines to unbundle their transportation services from sales services and allow customers to choose and pay for only the services they require, regardless of whether the customer purchases natural gas from such pipelines or from other suppliers. Although these regulations should generally facilitate the transportation of natural gas produced from the Underlying Properties to natural gas markets, the impact of these regulations on prices and costs related to the marketing production from the Underlying Properties cannot be fully predicted at this time; however, it is possible such impact could be significant. On August 8, 2005, Congress enacted the Energy Policy Act of 2005. The Energy Policy Act, among other things, amended the NGA to prohibit natural gas market manipulation by any entity and allows FERC to facilitate market transparency in the market for natural gas.
     Many state jurisdictions have at times imposed limitations on the production of gas by restricting the rate of flow for gas wells from their actual capacity to produce and by imposing acreage limitations for the drilling of a well. State and local jurisdictions have also imposed permitting requirements or other requirements that may delay the drilling of new wells. Most states regulate the exploration for and the subsequent production of gas. These regulations include requirements for obtaining drilling permits, the method of developing new fields, provisions for the unitization or pooling of gas properties, the spacing, operation, plugging and abandonment of wells and the prevention of waste of gas resources. The rate of production may be regulated and the maximum daily production allowable from gas wells may be established on a market demand or conservation basis or both.
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
     The Minerals Management Service of the United States Department of the Interior amended the natural gas valuation regulations in June 2005 for oil and natural gas produced from federal oil and natural gas leases. The principal effect of the natural gas valuation regulations pertains to the calculation of transportation deductions and changes necessitated by judicial decisions since the regulations were last amended. These changes have not had a significant effect on trust distributions but could have a significant effect on trust distributions in the future.
Competition, Markets and Prices
     The revenues of the Trust and the amount of cash distributions to Unitholders depend upon, among other things, the effect of competition and other factors in the market for natural gas. The gas industry is highly competitive in all of its phases. WPC encounters competition from major oil and gas companies, independent oil and gas concerns, and individual producers and operators. Many of these competitors have greater financial and other resources than WPC. Competition is also potentially presented by alternative fuel sources, including heating oil and other fossil fuels, and non-conventional sources such as wind energy.
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
Item 1A. Risk Factors.
Natural gas prices are volatile and fluctuate in response to a number of factors. Lower prices could reduce the net proceeds payable to the trust and trust distributions.
     The trust’s quarterly distributions are highly dependent upon the prices realized from the sale of natural gas and a material decrease in such prices could reduce the amount of cash distributions paid to Unitholders. Natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust. Factors that contribute to price fluctuation include, among others:
•	political conditions in major oil and gas producing regions, especially the Middle East;

•	worldwide economic conditions;

•	weather conditions;

•	the supply and price of domestic and foreign natural gas;

•	the level of consumer demand;

•	the price and availability of alternative fuels;

•	the proximity to, and capacity and cost of, transportation facilities;

•	the effect of worldwide energy conservation measures; and

•	the nature and extent of governmental regulation and taxation.
     When natural gas prices decline, the Trust is affected in two ways. First, net income from the Royalty Interests is reduced. Second, exploration and development activity on the Underlying Properties may decline as some projects may become uneconomic and are either delayed or eliminated. It is impossible to predict future natural gas price movements, and this reduces the predictability of future cash distributions to Unitholders. Approximately 90 percent of the natural gas produced from the WI Properties, which generates most of the natural gas produced burdened by the Trust’s Royalty Interests, is currently being sold pursuant to the Gas Purchase Contract entered into at the inception of the Trust whereby a subsidiary of Williams purchases the gas in accordance with a contractual pricing mechanism. At present, this contract is year-to-year and may be terminated at the end of any calendar year upon notice, and could be terminated as soon as December 31, 2006. Under this agreement, the adverse impact on trust revenues and, therefore, cash available for distribution to Unitholders, that would otherwise result from low natural gas prices is somewhat mitigated. However, the gas purchase agreement may significantly reduce trust revenues and, therefore, cash available for distribution to Unitholders, that would otherwise result from high natural gas prices. There is no assurance that the gas purchase contract will remain in effect after December 31, 2006. If it is terminated, revenues of the Trust and, therefore, cash available for distribution to Unitholders, will become increasingly susceptible to fluctuations resulting from changes in prevailing natural gas prices.
Increased production and development costs attributable to the Royalty Interests will result in decreased Trust distributions unless revenues also increase.
     Production and development costs attributable to the Royalty Interests are deducted in the calculation of the Trust’s share of net proceeds. Accordingly, higher or lower production and development costs will directly decrease or increase the amount received by the Trust from the Royalty Interests.
     If production and development costs attributable to the Royalty Interests exceed the gross proceeds related to production from the Underlying Properties, the Trust will not receive net proceeds until future proceeds from production exceed the total of the excess costs plus accrued interest during the deficit period. Development activities may not generate sufficient additional proceeds to repay the costs.
Trust reserve estimates depend on many assumptions that may prove to be inaccurate, which could cause both estimated reserves and estimated future net revenues to be too high, leading to write-downs of estimated reserves.
     The value of the Units will depend upon, among other things, the reserves attributable to the Royalty Interests in the underlying properties. The calculations of proved reserves included in this Form 10-K are only estimates, and estimating reserves is inherently uncertain. In addition, the estimates of future net revenues are based upon various assumptions regarding future production levels, prices and costs that may prove to be incorrect over time.
     The accuracy of any reserve estimate is a function of the quality of available data, engineering interpretation and judgment, and the assumptions used regarding the quantities of recoverable natural gas and the future prices of natural gas. Petroleum engineers consider many factors and make many assumptions in estimating reserves. Those factors and assumptions include:
•	historical production from the area compared with production rates from similar producing areas;

•	the effects of governmental regulation;

•	assumptions about future commodity prices, production and development costs, taxes, and capital expenditures;

•	the availability of enhanced recovery techniques; and

•	relationships with landowners, working interest partners, pipeline companies and others.
     Changes in any of these factors and assumptions can materially change reserve and future net revenue estimates. The Trust’s estimate of reserves and future net revenues is further complicated because the Trust holds net profits interests and does not own a specific percentage of the natural gas reserves. Ultimately, actual production, revenues and expenditures for the Underlying Properties, and therefore actual net proceeds payable to the Trust, will vary from estimates and those variations could be material. Results of drilling, testing and production after the date of those estimates may require substantial downward revisions or write-downs of reserves.
The assets of the Trust are depleting assets and, if the other operators developing the Underlying Properties do not perform additional development projects, the assets may deplete faster than expected. Eventually, the assets of the Trust will cease to produce in commercial quantities and the Trust will cease to receive proceeds from such assets. In addition, a reduction in depletion tax benefits may reduce the market value of the Units.
     The net proceeds payable to the Trust are derived from the sale of depleting assets. The reduction in proved reserve quantities is a common measure of depletion. Future maintenance and development projects on the Underlying Properties will affect the quantity of proved reserves and can offset the reduction in proved reserves.

The timing and size of these projects will depend on the market prices of natural gas. If the operators developing the Underlying Properties do not implement additional maintenance and development projects, the future rate of production decline of proved reserves may be higher than the rate currently expected by the Trust.
     Because the net proceeds payable to the Trust are derived from the sale of depleting assets, the portion of distributions to Unitholders attributable to depletion may be considered a return of capital as opposed to a return on investment. Distributions that are a return of capital will ultimately diminish the depletion tax benefits available to the Unitholders, which could reduce the market value of the Units over time. Eventually, the Underlying Properties will cease to produce in commercial quantities and the Trust will, therefore, cease to receive any distributions of net proceeds therefrom.
The market price for the Units may not reflect the value of the Royalty Interests held by the Trust.
     The public trading price for the Units tends to be tied to the recent and expected levels of cash distribution on the Units. The amounts available for distribution by the Trust vary in response to numerous factors outside the control of the Trust, including prevailing prices for natural gas produced from the Trust’s Royalty Interests. The market price is not necessarily indicative of the value that the Trust would realize if it sold those Royalty Interests to a third party buyer. In addition, such market price is not necessarily reflective of the fact that since the assets of the Trust are depleting assets, a portion of each cash distribution paid on the Units should be considered by investors as a return of capital, with the remainder being considered as a return on investment. There is no guarantee that distributions made to a Unitholder over the life of these depleting assets will equal or exceed the purchase price paid by the Unitholder.
Operational risks and hazards associated with the development of the Underlying Properties may decrease Trust distributions.
     There are operational risks and hazards associated with the production and transportation of natural gas, including without limitation natural disasters, blowouts, explosions, fires, leakage of natural gas, releases of other hazardous materials, mechanical failures, cratering, and pollution. Any of these or similar occurrences could result in the interruption or cessation of operations, personal injury or loss of life, property damage, damage to productive formations or equipment, damage to the environment or natural resources, or cleanup obligations. The operation of natural gas properties is also subject to various laws and regulations. Non-compliance with such laws and regulations could subject the operator to additional costs, sanctions or liabilities. The uninsured costs resulting from any of the above or similar occurrences could be deducted as a cost of production in calculating the net proceeds payable to the Trust and would therefore reduce Trust distributions by the amount of such uninsured costs.
Terrorism and continued hostilities in the Middle East could decrease Trust distributions or the market price of the Units.
     Terrorist attacks and the threat of terrorist attacks, whether domestic or foreign, as well as the military or other actions taken in response, cause instability in the global financial and energy markets. Terrorism, the war in Iraq and other sustained military campaigns could adversely affect Trust distributions or the market price of the Units in unpredictable ways, including through the disruption of fuel supplies and markets, increased volatility in natural gas prices, or the possibility that the infrastructure on which the operators developing the Underlying Properties rely could be a direct target or an indirect casualty of an act of terror.
Unitholders and the Trustee have no influence over the operations on, or future development of, the Underlying Properties.
     Neither the Trustee nor the Unitholders can influence or control the operations on, or future development of, the Underlying Properties. The failure of an operator to conduct its operations, discharge its obligations, deal with regulatory agencies or comply with laws, rules and regulations, including environmental laws and regulations, in a proper manner could have an adverse effect on the net proceeds payable to the Trust. The current operators developing the Underlying Properties are under no obligation to continue operations on the Underlying Properties. Neither the Trustee nor the Unitholders have the right to replace an operator.

The operator developing any Underlying Property may transfer its interest in the property without the consent of the Trust or the Unitholders.
     Any operator developing any of the Underlying Properties may at any time transfer all or part of its interest in the Underlying Properties to another party. Neither the Trust nor the Unitholders are entitled to vote on any transfer of the properties underlying the Royalty Interests, and the Trust will not receive any proceeds of any such transfer. Following any transfer, the transferred property will continue to be subject to the Royalty Interests, but the net proceeds from the transferred property will be calculated separately and paid by the transferee. The transferee will be responsible for all of the transferor’s obligations relating to calculating, reporting and paying to the Trust the Royalty Interests from the transferred property, and the transferor will have no continuing obligation to the Trust for that property.
The operator developing any Underlying Property may abandon the property, thereby terminating the Royalty Interests payable to the Trust.
     The operators developing the Underlying Properties, or any transferee thereof, may abandon any well or property without the consent of the Trust or the Unitholders if, in their opinion, such well or property ceases to produce or is not capable of producing in commercially paying quantities. This could result in the termination of the Royalty Interests relating to the abandoned well or property.
The Royalty Interests can be sold and the Trust would be terminated.
     The Trust will be terminated and the Trustee must sell the Royalty Interest if (i) the holders of a majority or more of the outstanding Units approve the sale or vote to terminate the Trust; (ii) the ratio of the cash amounts received by the Trust from the Royalty Interests (excluding deductions for capital expenditures for enhanced recovery or similar operations on the WI Properties) to administrative costs of the Trust is less than 1.2 to 1.0 for three consecutive calendar quarters; (iii) such time as the Royalty Interests held by the Trust have been sold by the Trust; (iv) March 1 of any calendar year if, based on a reserve report as of December 31 of the prior year, it is determined that, as of such date, the net present value (discounted at 10 percent) of the estimated future net revenues (calculated in accordance with criteria established by the Securities and Exchange Commission (the “Commission”) but using the average monthly Blanco Hub Spot Price (as defined; see “Item 2—Properties—The Royalty Interests—Gas Purchase Contract”)) of proved reserves attributable to the Royalty Interests is equal to or less than $30 million; and (v) December 31, 2012 (the date of any such occurrence is referred to herein as the “Termination Date”). Following termination, the Trustee and the Delaware Trustee will continue to act as trustees of the Trust until all remaining Trust assets have been sold and the net proceeds from such sales distributed to Unitholders. There is no assurance that any such sale will be on terms acceptable to all Unitholders.
Trust Unitholders have limited voting rights and have limited ability to enforce the trust’s rights against the current or future operators developing the Underlying Properties.
     The voting rights of a Unitholder are more limited than those of stockholders of most public corporations. For example, there is no requirement for annual meetings of Unitholders or for an annual or other periodic re-election of the Trustee. Unlike corporations which are generally governed by boards of directors elected by their equity holders, the Trust is administered by an institutional trustee in accordance with the trust agreement and other organizational documents. The Trustee has extremely limited discretion in its administration of the Trust.
Financial information of the Trust is not prepared in accordance with GAAP.
     The financial statements of the Trust are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States, or GAAP. Although this basis of accounting is permitted for royalty trusts by the U.S. Securities and Exchange Commission, the financial statements of the Trust differ from GAAP financial statements because revenues are not accrued in the month of production and cash reserves may be established for specified contingencies and deducted which could not be accrued in GAAP financial statements.
The limited liability of Trust Unitholders is uncertain.

     Consistent with Delaware law, the Trust Agreement provides that the Unitholders will have the same limitation on personal liability as is accorded under the laws of such state to stockholders of a corporation for profit. No assurance can be given, however, that the courts in jurisdictions outside of Delaware will give effect to such limitation.
An increase in payments due to the U.S. Government for gas produced on Federal and Indian lands may result in a reduction of net proceeds from Royalty Interests.
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
     As described in “Item 3—Legal Proceedings,” in 2001 WPC received an Audit Issue Letter from the State of New Mexico, acting under authority of MMS, followed by an MMS Order to Report and Pay Additional Royalties and Perform Restructured Accounting for the alleged underpayment of royalties, on gas produced from the Underlying Properties due to Federal royalty owners. The MMS order requires WPC (1) to pay additional royalties of $943,964 on production related to the audit period of January 1, 1992 through December 31, 1996; (2) to pay an estimated incremental royalty amount of $991,549 for production covering January 1, 1997 through March 31, 2001; and (3) to perform a restructured accounting and pay an additional royalty for months after March 2001. WPC contested the Audit Issue Letter and the MMS order. Applying the MMS methodology asserted by the State of New Mexico could potentially result in negative adjustments to amounts previously paid to the Trust of approximately $5,400,000, including interest. On November 1, 2004, WPC received notice that its appeal was denied in part by the MMS. On January 14, 2005, WPC filed a Complaint for Review of Agency Action and Declaratory Relief requesting the United States District Court for the District of New Mexico hold unlawful and set aside the Assistant Secretary’s October 2004 decision. If either WPC proceeds with its lawsuit and loses or determines to settle the claims, then this would result in an adjustment to royalty income otherwise payable from WPC to the Trust and a corresponding decrease in distributions to Unitholders, which could eliminate entirely such distributions for one or more future quarterly periods. See “Item 3—Legal Proceedings” for additional information on this royalty dispute.
As more infill wells are drilled, they could cause a reduction in amounts payable to the Trust.
     The Royalty Interests include a 20 percent net profit interest in infill wells. Infill wells may recover a portion of the reserves that would otherwise be produced from wells burdened by the Trust’s net profits interests. Since the Trust is entitled to receive 60 percent of the net proceeds from production burdened by its net profits interests but only 20 percent of the net profits from infill wells the drilling of infill wells may reduce payments to the Trust, and ultimately distributions to Trust Unitholders. See “Item 1—Description of the Trust—Assets of the Trust” and “Item 2—The Royalty Interests—The Infill Wells” for more information.

Item 1B. Unresolved Staff Comments.
     The Trust has not received any written comments from the Securities and Exchange Commission staff regarding its periodic or current reports under the Act within the 180 days preceding December 31, 2005.
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
     Development of the Fruitland coal formation acreage has resulted in the drilling of 953 gross coal seam gas wells in the Underlying Properties, 22 of which are in the Farmout Properties. WPC owns mineral rights in the Fruitland coal formation under 214 oil and gas leases. Under the terms of these leases, WPC has the right to extract oil and gas from the lease properties. WPC holds either a record title interest, operating right interest or net profits interest in the leases. Record title and operating right interests are commonly referred to as working interests. The Underlying Properties constitute substantially all of WPC’s proved reserves in the Fruitland coal formation. WPC does not operate any of the coal seam gas wells on the Underlying Properties.
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
     The following table reflects certain information from the Reserve Report as of December 31, 2005 prepared by Miller and Lents, Ltd. dated January 12, 2006 (the “December 31, 2005 Reserve Report”) regarding the Federal Units in which the WI Properties participate. At December 31, 2005, the WI Properties covered 894 gross (93.9 net) coal seam gas wells with working interests ranging from .0590 percent to 100 percent, with an average working interest of approximately 10.51 percent. The Royalty Interests participate in each Federal Unit and participating area in which the WI Properties participate based on the acreage containing wells with proved reserves on December 31, 2005.

		Underlying Properties
			Estimated
			Discounted
		Net	Future Net
		Proved	Revenues
		Reserves	(Discounted
Federal Unit	Federal Unit Operator	(Bcf)	at 10%)
			(In Thousands)
San Juan 30-5	Conoco Phillips Petroleum Company	18.4	53,824.8
San Juan 32-7	Conoco Phillips Petroleum Company	14.7	45,050.5
San Juan 32-8	Conoco Phillips Petroleum Company	16.6	52,469.6
San Juan 30-6	Meridian Oil Inc.	9.2	26,171.7
San Juan 31-6	Conoco Phillips Petroleum Company	5.9	15,466.8
San Juan 29-6	Conoco Phillips Petroleum Company	8.5	23,409.4
San Juan 29-7	Meridian Oil Inc.	5.8	14,257.7
San Juan 32-9	Meridian Oil Inc.	2.8	8,625.6
Northeast Blanco	Blackwood & Nichols Co., Ltd.	1.7	5,138.5
Huerfano	Meridian Oil Inc.	2.2	4,988.3
San Juan 29-5	Conoco Phillips Petroleum Company	0.5	1,420.3
San Juan 28-6	Meridian Oil Inc.	0.7	1,283.2
San Juan 28-5	Meridian Oil Inc.	0.1	130.0
     Meridian Oil Inc. is a subsidiary of Burlington Resources Inc. and Blackwood & Nichols Co., Ltd. is a subsidiary of Devon Energy Corporation.

     Well Count and Acreage Summary. The following table shows as of December 31, 2005, 2004, and 2003, the gross and net wells and acreage by proved producing and nonproducing categories for the WI Properties.

	Number of
	Wells		Acres
	Gross	Net	Gross	Net
December 31,

2005
Producing	953	100.1	150,988	20,681
Nonproducing	0	0	0	0

Total	953	100.1	150,988	20,681

2004
Producing	870	99	150,988	20,681
Nonproducing	0	0	0	0

Total	870	99	150,988	20,681

2003
Producing	680	78	150,988	20,681
Nonproducing	0	0	0	0

Total	680	78	150,988	20,681

     Of the total gross wells described above at December 31, 2005, 894 gross wells are located in unitized areas. In addition to the above, the Farmout Properties have 22 gross wells.
     Properties Outside Unitized Areas. The WI Properties also include interests held by WPC in 38 proved developed Fruitland formation coal seam gas wells held in areas outside of Federal Units that are not reflected in the foregoing table. As of December 31, 2005, WPC’s working interest and net revenue interests in these wells averaged 8.17 percent and 6.67 percent, respectively.
     The Farmout Properties consist of a 35 percent Net profits interest on a property farmed out to Amoco in La Plata County, Colorado. Such properties are not within any Federal Unit boundary. The Farmout Properties are owned, and most of the wells thereon are operated, by Amoco. Neither Williams, WPC, the Delaware Trustee, the Trustee nor the Unitholders are able to influence or control the operation or future development of the Farmout Properties. WPC has advised the Trustee that it believes that a majority of the production from the Farmout Properties is sold by Amoco under short-term marketing arrangements at spot market prices. No assurance can be given, however, that Amoco will not in the future subject production from the Farmout Properties to long-term sales contracts at non-market responsive prices. A portion of the production from the Farmout Properties is gathered by WFS pursuant to a gathering contract at rates and subject to other terms that were negotiated on an arms-length basis. As of December 31, 2005, 22 gross wells had been drilled on the Farmout Properties. For a further description of the Farmout Properties, see “ — The NPI.”
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

     Most of the wells reflected in the December 31, 2005 Reserve Report were drilled prior to 1994. Significant additional capital expenditures were not incurred during the early years of the production lives of such wells, and it is not anticipated that further significant capital expenditures will be incurred. Consequently, the December 31, 2005 Reserve Report was prepared on the basis that there will be no capital expenditures borne by the Royalty Interests. Nevertheless, the operators and working interest owners of the wells could elect at any time to implement measures to increase the producible reserves. These measures, if implemented, could involve additional compression or enhanced or secondary recovery operations requiring substantial capital expenditures that would be proportionately borne by the Royalty Interests.
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
Reserve Report
     The following table summarizes net proved reserves estimated as of December 31, 2005, and certain related information for the Royalty Interests and Underlying Properties from the December 31, 2005 Reserve Report prepared by Miller and Lents, Ltd., independent petroleum engineers. A summary of the December 31, 2005 Reserve Report is filed as an exhibit to this Form 10-K and incorporated herein by reference. See Note 9 to “Item 8—Financial Statements and Supplementary Data—Notes to Financial Statements” for additional information regarding the net proved reserves of the Trust.
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

     Accordingly, the reserves presented for the Royalty Interests reflect quantities of gas that are free of future costs and expenses (other than production, severance and ad valorem taxes in respect of the WI Properties) if the price and cost assumptions set forth in the December 31, 2005 Reserve Report occur. The December 31, 2005 Reserve Report was prepared in accordance with criteria established by the Commission and, accordingly, is based upon a contractual price for gas for December 2005, of $4.78 per MMBtu before transportation charges through 2012. The December 31, 2005 Reserve Report is also based on the percentage share of NPI Net Proceeds payable to the Trust continuing at 60 percent for the remaining life of the reserves. Beginning in year 2013, after which the contract will no longer be in effect, the gas price is $7.56 per MMBtu, based on December 31, 2005 Blanco Hub Index Price. Gathering and transportation charges, taxes, treating, and other costs payable prior to the delivery points were deducted from the index price in order to determine the wellhead price used in this evaluation. These prices and deductions were held constant.

	Royalty	Underlying
	Interests	Properties
Net Proved Gas Reserves (Bcf)(a)(b)	28,606	97,748
Estimated Future Net Revenues (in millions)(c)	93,913	408,330
Discounted Estimated Future Net Revenues (in millions)(c)	54,697	282,646

(a)	Although the prices utilized in preparing the estimates in this table are in accordance with criteria established by the Commission, such prices were influenced by seasonal demand for natural gas and other factors and may not be the most representative prices for estimating future net revenues or related reserve data.
(b)	The gas reserves were estimated by Miller and Lents, Ltd. by applying decline curve analyses utilizing type curves for the various areas in the Basin. The bases for the consideration of type curves are the production histories, the water and gas production rates and the initial reservoir pressures of the wells in the separate areas.
(c)	Estimated future net revenues are defined as the total revenues attributable to the Underlying Properties and Royalty Interests less royalties, severance and ad valorem taxes, operating costs and future capital expenditures in excess of estimated amounts to be paid by WPC. Overhead costs (beyond the standard overhead charges for the nonoperated properties) have not been included, nor have the effects of depreciation, depletion and Federal income tax. Estimated future net revenues and discounted estimated future net revenues are not intended and should not be interpreted as representing the fair market value for the estimated reserves.
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

Historical Gas Sales Prices and Production
     The following table sets forth the actual net production volumes from the WI Properties, weighted average lifting costs and information regarding historical gas sales prices for each of the years ended December 31, 2005, 2004 and 2003:

	Year Ended December 31,
	2005	2004	2003
Production from the WI Properties (MMcf)	8,110	10,101	10,943
Weighted average lifting costs (dollars per Mcf)	$0.60	$0.37	$0.32
Weighted average sales price of gas produced from the WI Properties (dollars per Mcf)	$3.62	$2.66	$2.64
Average Blanco Hub Spot Price (dollars per MMBtu)	$6.92	$5.21	$4.42
     The published Blanco Hub Spot Price for December 2005 was $7.56 per MMBtu. Information regarding average wellhead sales prices for production from the Farmout Properties is not available to WPC, although WPC has advised the Trustee that it believes production from such properties is currently sold by Amoco under short-term marketing arrangements at spot market prices. While Williams may, from time to time, enter into hedge instruments to manage their price risk associated with natural gas production from the Underlying Properties, the effects of any such hedge instruments are not used in the determination of the Trust’s royalty income attributable from the Net profits interest in the Underlying Properties. The Trust does not engage in any hedging activities to manage its price risk associated with natural gas production from the Underlying Properties. Production from Farmout Properties (in MMcf) was 1,849, 2,227, and 2,352 in 2005, 2004, and 2003, respectively.
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
Gas Purchase Contract
     Under the terms of the Gas Purchase Contract, WPX Gas Resources (as successor in interest to WGM) purchased the natural gas produced from the WI Properties (except for certain small volumes) at the Wellhead. The Gas Purchase Contract commenced October 1, 1992, and expires on the termination of the Trust. The Gas Purchase Contract provides for a pricing mechanism during an initial 5-year period (“Primary Term”), which expired on December 31, 1997. Following the expiration of the Primary Term, the pricing mechanism continues for one or more consecutive additional one-year terms (each such term a “Contract Year”) unless and until WPX Gas Resources exercises its annual option, exercisable 15 days prior to the end of each Contract Year, to discontinue purchasing gas from WPC under the pricing provision of the Gas Purchase Contract and instead purchase gas at a monthly price equal to the “Index Price” as described hereafter. For each of the Contract Years 2003, 2004 and 2005, WPX Gas Resources did not exercise this option and therefore the pricing mechanism of the Primary Term remained in effect for each of those past years and will continue to remain in effect through at least December 31, 2006. Under this mechanism, the monthly price to be paid by WPX Gas Resources for natural gas purchased pursuant to the Gas Purchase Contract shall be (a) the $1.70 Minimum Purchase Price, less (b) any costs paid by WPX Gas Resources to gather, treat and process the gas and deliver it to specified delivery points and plus (c) under certain circumstances, additional amounts determined as described below:
(i) If the Index Price (as defined below) in any month during any Contract Year, including 2006, is greater than $1.94 per MMBtu, then WPX Gas Resources will pay WPC an amount for gas purchased equal to $1.94 per MMBtu, less the costs paid by WPX Gas Resources to gather and process such gas and deliver it to specified delivery points, plus 50 percent of the excess of the Index Price over $1.94 per MMBtu (the “Price Differential”), provided WPX Gas Resources has no accrued Price Credits (as defined below) in the Price Credit Account (as defined below). If WPX Gas Resources has accrued Price Credits in the Price Credit Account, then WPX Gas Resources will be entitled to reduce the amount in excess of the Minimum Purchase Price (before deducting gathering and processing costs and costs to deliver the gas to specified delivery points) that otherwise would be payable by any accrued and unrecouped Price Credits in the Price Credit Account, and WPX Gas Resources will not be obligated to pay WPC any amounts in excess of the Minimum Purchase Price until such time as all accrued Price Credits have been recouped and a zero balance exists in the Price Credit Account.
(ii) If the Index Price in any month during any Contract Year, including 2006, is greater than the Minimum Purchase Price but less than or equal to $1.94 per MMBtu, then WPX Gas Resources will pay WPC an amount for each MMBtu purchased equal to the Index Price less the costs paid by WPX Gas Resources to gather and process such gas and deliver it to specified delivery points, provided WPX Gas Resources has no accrued Price Credits in the Price Credit Account. If WPX Gas Resources has accrued Price Credits in the Price Credit Account, then WPX Gas Resources will be entitled to reduce the amount in excess of the Minimum Purchase Price (before deducting, gathering and processing costs and costs to deliver to specified delivery points) that otherwise would be payable by any accrued and unrecouped Price Credits in the Price Credit Account, and WPX Gas Resources will not be obligated to pay WPC any amounts in excess of the Minimum Purchase Price until such time as all accrued Price Credits have been recouped and a zero balance exists in the Price Credit Account.
(iii) If the Index Price in any month during any Contract Year, including 2006, is less than the Minimum Purchase Price, then WPX Gas Resources will pay for each MMBtu of gas purchased the Minimum Purchase Price less the costs paid by WPX Gas Resources to gather and process such gas and deliver it at specified delivery points, and WPX Gas Resources will receive a credit (the “Price Credit”) from WPC for each MMBtu of gas purchased by WPX Gas Resources equal to the difference between the Minimum Purchase Price and the Index Price. WPC is required to establish and maintain the Price Credit Account containing the accrued and unrecouped amount of such Price Credits. No Price Credits were accrued in respect of production purchased by WPX Gas Resources prior to January 1, 1994.
     For the year ended December 31, 2005, which is based on production volumes and natural gas prices for the twelve months ended September 30, 2005, the Index Price exceeded the Minimum Purchase Price for each month during the year. As of December 31, 2005 and 2004, there were no remaining unrecouped Price Credits in the Price Credit Account.
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

     The Gas Gathering Contract, which will be in effect until December 31, 2022, subject to annual extensions thereafter, covers approximately 90 percent of the production from the WI Properties and commits WFS on behalf of WPX Gas Resources to gather such production (except production from 19 wells in the San Juan 29-7 unit as described below), at rates starting at $.35 per Mcf (plus a fuel reimbursement estimated to be 6.2 percent to 7.3 percent of gathered volumes on a Btu equivalent basis, and subject to increase if the CO2 content of the gas exceeds 10 percent) and adjusted annually based on average annual price comparisons determined on the basis of the Blanco Hub Spot Price, provided that the gathering rate will be no less than $.35 per Mcf (currently 1.046/Mcf) increased or decreased on the basis of an increase or decrease in a published index measuring the gross domestic product. A significant portion of the gas to be gathered pursuant to the Gas Gathering Contract must first be gathered from the Wellhead to a Federal Unit central delivery point by TEPPCO Partners. L.P. (“TEPPCO”). WPX Gas Resources has been assigned a one-year gathering contract (with a monthly evergreen provision) whereby TEPPCO provides interruptible gathering service at the price of $.44 per Mcf, which escalates annually at $0.015 per year, plus actual fuel used (historically averaging approximately 7 percent). It is anticipated that WPX Gas Resources will be able to extend the term of this agreement.
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
     As described in “Item 3—Legal Proceedings,” in 2001 WPC received an Audit Issue Letter from the State of New Mexico, acting under authority of MMS, followed by an MMS Order to Report and Pay Additional Royalties and Perform Restructured Accounting for the alleged underpayment of royalties, on gas produced from the Underlying Properties due to Federal royalty owners. The MMS order requires WPC (1) to pay additional royalties of $943,964 on production related to the audit period of January 1, 1992 through December 31, 1996; (2) to pay an estimated incremental royalty amount of $991,549 for production covering January 1, 1997 through March 31, 2001; and (3) to perform a restructured accounting and pay an additional royalty for months after March 2001. WPC contested the Audit Issue Letter and the MMS order. Applying the MMS methodology asserted by the State of New Mexico could potentially result in negative adjustments to amounts previously paid to the Trust of approximately $5,400,000, including interest. On November 1, 2004, WPC received notice that its appeal was denied in part by the MMS. On January 14, 2005, WPC filed a Complaint for Review of Agency Action and Declaratory Relief requesting the United States District Court for the District of New Mexico hold unlawful and set aside the Assistant Secretary’s October 2004 decision. If either WPC proceeds with its lawsuit and loses or determines to settle the claims, then this would result in an adjustment to royalty income otherwise payable from WPC to the Trust and a corresponding decrease in distributions to Unitholders, which could eliminate entirely such distributions for one or more future quarterly periods. See “Item 3—Legal Proceedings” for additional information on this royalty dispute.
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
     On October 15, 2002 the New Mexico Oil and Gas Commission (NMOCD) revised the field rules for the Basin Fruitland Coal (Gas) Pool to allow an optional second (infill) well on the standard 320-acre spacing unit in certain designated areas of the pool (the non-fairway wells). On July 17, 2003 the NMOCD further modified the field rules for the Basin Fruitland Coal (Gas) Pool to allow these infill wells on the standard 320-acre spacing unit in all areas of the pool. The WI Properties contain 530 infill locations designated as proved locations according to SEC guidelines. As of December 31, 2005, 316 infill locations are proved developed producing and 214 locations are proved undeveloped. Infill drilling is expected to be substantially completed by the end of 2006.
     As of December 31, 2005, the Infill Net Profit Costs exceed the Infill Net Profit Gross Proceeds by $3,164,100. The Trust will not be liable for such excess costs, and such excess costs will hereafter constitute Excess Infill Net Profit Costs until recovered by WPC. The Trust will not receive its 20 percent interest in WPC’s Infill Net Proceeds until such time as the Infill Net Profits Gross Proceeds exceeds the Infill Net Profit Costs on an aggregate basis.
     The complete definitions of Infill Net Profit Costs, Infill Net Profit Gross Proceeds, Excess Infill Net Profit Costs, NPI Net Proceeds and Infill Net Proceeds are set forth in the Conveyance.
Royalty Trust Reserves
     The reserves for the Royalty Trust were determined by Miller and Lents, Ltd in accordance to SEC guidelines. As of December 31, 2005, total proved reserves were 28,606 MMcf, consisting of 27,710 MMcf proved developed producing and 897 MMcf proved undeveloped.
     As of December 31, 2005 total proved reserves for the 320-acre spaced wells in the Working Interest Properties were 21,565 MMcf, consisting of 21,504 MMcf proved developed producing and 61 MMcf proved undeveloped.

     As of December 31, 2005 total proved reserves for the infill wells in the Working Interest Properties were 2,822 MMcf, consisting of reserves of 1,986 MMcf proved developed producing and 836 MMcf proved undeveloped.
     As of December 31, 2005, total proved reserves for the Farmout Properties were 4,220 MMcf, all of these reserves are proved developed producing.
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
Item 3. Legal Proceedings.
     On January 5, 2001, the State of New Mexico, acting under authority of the Minerals Management Service (“MMS”), a subagency of the United States Department of the Interior, presented WPC with an Audit Issue Letter for the alleged underpayment of royalties in the amount of $948,501, on gas produced from the Underlying Properties due to Federal royalty owners during the time period from January 1992 through December 1996. MMS regulations permit a lessee to deduct from its gross proceeds its reasonable actual costs of transportation and processing to transport the gas from the lease to the point of sale in calculating the market value of its production. The State of New Mexico claims that certain costs of removing and transporting carbon dioxide gas are not deductible. On March 22, 2001, WPC responded to the Audit Issue Letter and contested the State of New Mexico’s claim for additional royalties as being contrary to law. In early November 2001, WPC received from the MMS an Order to Report and Pay Additional Royalties and Perform Restructured Accounting on subsequent periods. The order was dated October 30, 2001. The order requires WPC (1) to pay additional royalties of $943,964 on production related to the audit period of January 1, 1992 through December 31, 1996; (2) to pay an estimated incremental royalty amount of $991,549 for production covering January 1, 1997 through March 31, 2001; and (3) to perform a restructured accounting and pay an additional royalty for months after March 2001. On January 30, 2002, WPC filed its Statement of Reasons in support of its earlier appeal of the Audit Issue Letter. Applying the MMS methodology asserted by the State of New Mexico could potentially result in negative adjustments to amounts previously paid to the Trust of approximately $5,400,000, including interest. On November 1, 2004, WPC received notice that its appeal was denied in part by the MMS. On January 14, 2005, WPC filed a Complaint for Review of Agency Action and Declaratory Relief requesting the United States District Court for the District of New Mexico hold unlawful and set aside the Assistant Secretary’s October 2004 decision. A separate but similar matter has been determined unfavorably against another major oil and gas producer in the D.C. circuit court. If either WPC proceeds with its lawsuit and loses or determines to settle the claims, then this would result in an adjustment to royalty income otherwise payable from WPC to the Trust and a corresponding decrease in distributions to Unitholders, which could eliminate entirely such distributions for one or more future quarterly periods.
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

	Sales Price		Distributions
	High	Low	per Unit
2005
First Quarter	$18.00	$15.50	$.346311
Second Quarter	$17.20	$14.00	$.321706
Third Quarter	$21.43	$16.10	$.357841
Fourth Quarter	$21.95	$16.58	$.379323

2004
First Quarter	$14.57	$12.91	$.329589
Second Quarter	$16.00	$12.65	$.396403
Third Quarter	$18.95	$14.51	$.405316
Fourth Quarter	$18.10	$14.50	$.372400
     At March 1, 2006, there were 9,700,000 Units outstanding and approximately 346 Unitholders of record. The Trust does not maintain any equity compensation plans. The Trust did not sell nor did it repurchase any Units during the period covered by this report.
Item 6. Selected Financial Data.

		Year Ended December 31,
	2005	2004	2003	2002	2001
Royalty Income	$14,497,187	$15,375,469	$14,754,582	$9,296,774	$24,864,317
Distributable Income	$13,565,620	$14,640,743	$14,012,292	$8,634,497	$24,293,901
Distributable Income per Unit	$1.40	$1.51	$1.44	$.89	$2.50
Distributions per Unit	$1.41	$1.50	$1.45	$.89	$2.50
Total Assets at Year End	$10,138,644	$12,317,821	$14,731,450	$18,240,451	$22,621,529
Total Corpus at Year End	$10,091,169	$12,285,070	$14,638,833	$18,165,048	$22,544,752

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
     The financial statements of the Trust differ from financial statements prepared in accordance with GAAP. For example, royalty income is not accrued in the period of production, amortization of the Royalty Interests is not charged against operating results, and loss contingencies are not charged to operating results until paid. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.
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
     For 2005, royalty income received by the Trust amounted to $14,497,187 as compared to $15,375,469 and $14,754,582 for 2004 and 2003, respectively. The decrease in royalty income in 2005 compared to 2004 was primarily due to lower natural gas production, partially offset by the effect of higher natural gas prices. The increase in royalty income in 2004 compared to 2003 was primarily due to higher natural gas prices. Net production related to the royalty income received by the Trust in 2005 was approximately 5,352,416 MMBtu as compared to 6,373,931 MMBtu and 6,975,001 MMBtu in 2004 and 2003, respectively. Retroactive adjustments in 2005 resulting from unit expansions on certain Federal Units increased the natural gas attributable to the NPI of the Underlying Properties by approximately 335,311 MMbtu’s and that of the Trust by approximately 201,187 MMbtu’s (representing a retroactive adjustment based on actual prices in effect during the year of approximately $530,487 to the Trust). In 2004 similar retroactive adjustments increased the natural gas attributable to the NPI of the Underlying Properties by approximately (77,349) MMbtu’s and that of the Trust by approximately (46,409) MMbtu’s (representing a retroactive adjustment based on actual prices in effect during the year of approximately $413,436). The average net natural gas price received for royalty income in 2005 was $2.35 per MMBtu as compared to $2.16 MMBtu and $2.01 MMBtu in 2004 and 2003, respectively. Interest income for 2005 was $29,173 as compared to $10,518 and $9,125 for 2004 and 2003. The increase in interest income for 2005 reflects higher interest rates. The increase in interest income in 2004 compared to 2003 reflects higher interest rates and an increase in funds available for investment.
     General and administrative expenses for 2005 were $960,740, as compared to $745,244 and $751,415 for 2004 and 2003, respectively. General and administrative expenses in 2005 were higher than 2004. The increase in general and administrative expenses in 2005 compared to 2004 was primarily due to higher administrative expenses relating to Sarbanes-Oxley Act compliance in 2005. General and administrative expenses in 2004 were comparable to 2003.

     Distributable income for 2005 was $13,565,620 or $1.40 per Unit, compared to $14,640,743 or $1.51 per Unit for 2004, and $14,012,292 or $1.44 per Unit, for 2003. The decrease in distributable income in 2005 compared to 2004 was primarily due to lower net production from the Underlying Properties but offset by higher gas prices. The increase in distributable income in 2004 compared to 2003 was primarily due to higher gas prices and the effect of the retroactive adjustment in 2004 as discussed above.
     Reserve values at December 31, 2005, December 31, 2004 and December 31, 2003 were impacted by significant changes in natural gas prices used to value the reserves. The year end prices required to be utilized in such valuations were $7.56 per Mcf, $ 5.44 per Mcf and $5.61 per Mcf as at December 31, 2005, 2004 and 2003 respectively.
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
     Accordingly, the royalty income included in distributable income for the years ended December 31, 2005, 2004 and 2003, was based on production volumes and natural gas prices for the 12 months ended in September 30, 2005, 2004 and 2003, respectively, as shown in the table below. The production volumes included in the table are for production attributable to the Underlying Properties, and not production attributable to the Royalty Interests owned by the Trust, and are net of the amount of production attributable to WPC’s (or as applicable Quatro Finale’s) royalty obligations to third parties, which are determined by contractual arrangement with such parties.

	Twelve Months Ended September 30,
	2005	2004	2003
Production, Net (MMBtu)(1)
WI Properties	7,319,114	8,711,628	9,694,064
Farmout Properties(2)	1,601,580	1,911,591	1,930,937
Average Blanco Hub Spot Price ($/MMBtu)(3)	$5.96	$4.78	$4.19
Average Net Wellhead Price WI Properties ($/MMBtu)	$2.35	$2.16	$2.01

(1)	Million British Thermal Units.

(2)	Includes previously reported estimated amounts for certain months.

(3)	Total Gross Proceeds divided by Entitled W.I. Dry MMBtu for 12 months ending on September 30.
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

     Distributable income going forward may be reduced or eliminated entirely in one or more future quarterly periods depending on the final resolution of the State of New Mexico’s claim for additional royalties owed to Federal royalty owners. Applying the MMS methodology asserted by the State of New Mexico for calculating royalties on gas produced from the Underlying Properties could potentially reduce future royalty payments to the Trust and result in negative adjustments to amounts previously paid to the Trust of approximately $5,000,000, including interest. See “Item 3—Legal Proceedings” for additional information on this royalty dispute.
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
Tabular Disclosure of Contractual Obligations
     As shown below, the Trust had no obligations and commitments to make future contractual payments as of December 31, 2005.

Payments Due by Period
More
		Less than	1 - 3	3-5	than 5
	Total	1 Year	Years	Years	Years
Contractual Obligations	$-0-	$-0-	$-0-	$-0-	$-0-
Forward-Looking Statements
     This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor created thereby. All statements other than statements of historical fact included in this Annual Report are forward-looking statements. Such statements include, without limitation, factors affecting the price of oil and natural gas contained in Item 1, “Business”; certain reserve information and other statements contained in Item 2, “Properties”; and certain statements regarding the Trust’s financial position, industry conditions and other matters contained in this Item 7. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties and the Trustee can give no assurance that they will prove correct. There are many factors, none of which is within the Trustee’s control, that may cause such expectations not to be realized, including, among other things, factors identified in this Annual Report affecting oil and gas prices and the recoverability of reserves, general economic conditions, actions and policies of petroleum-producing nations and other changes in the domestic and international energy markets.
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
Item 8. Financial Statements and Supplementary Data.
     Audited Statements of Assets, Liabilities and Trust Corpus of the Trust as of December 31, 2005 and 2004, and the related Statements of Distributable Income and Changes in Trust Corpus for each of the 3 years in the period ended December 31, 2005, are included in this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Trustee
Williams Coal Seam Gas Royalty Trust
     We have audited the accompanying statements of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of December 31, 2005 and 2004, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Trustee’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust at December 31, 2005 and 2004, and its distributable income and its changes in trust corpus for each of the three years in the period ended December 31, 2005, on the basis of accounting described in Note 2.
     We also have audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Williams Coal Seam Gas Royalty Trust’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2006 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Tulsa, Oklahoma
March 14, 2006

Financial Statements
Williams Coal Seam Gas Royalty Trust
Statements of Assets, Liabilities and Trust Corpus

	December 31,
	2005	2004
Assets
Current assets — cash and cash equivalents	$55,586	$105,497
Royalty interests in oil and gas properties (less accumulated amortization of $128,483,605 and $126,354,339 at December 31, 2005 and 2004, respectively) (Note 2)	10,083,058	12,212,324

Total	$10,138,644	$12,317,821

Liabilities and Trust Corpus
Current liabilities:
Other accounts payable	$47,475	$32,751

Current liabilities	47,475	32,751
Trust corpus (9,700,000 units of beneficial interest authorized and outstanding) (Note 2)	10,091,169	12,285,070

Total	$10,138,644	$12,317,821

Statements of Distributable Income

	Year Ended December 31,
	2005	2004	2003
Royalty income (Note 2)	$14,497,187	$15,375,469	$14,754,582
Interest income	29,173	10,518	9,125

Total	14,526,360	15,385,987	14,763,707
General and administrative expenses (Note 4)	(960,740)	(745,244)	(751,415)

Distributable income	$13,565,620	$14,640,743	$14,012,292

Distributable income per Unit (9,700,000 units) (Note 2)	$1.40	$1.51	$1.44

Distributions per Unit (Note 5)	$1.41	$1.50	$1.45

Statements of Changes in Trust Corpus

	Year Ended December 31,
	2005	2004	2003
Trust corpus, beginning of year	$12,285,070	$14,638,833	$18,165,048
Amortization of royalty interests (Note 2)	(2,129,266)	(2,408,538)	(3,504,538)
Distributable income	13,565,620	14,640,743	14,012,292
Distributions to Unitholders (Note 5)	(13,630,255)	(14,585,968)	(14,033,969)

Trust corpus, end of year	$10,091,169	$12,285,070	$14,638,833

See accompanying notes

Notes to Financial Statements
1. Trust Organization and Provisions
     Williams Coal Seam Gas Royalty Trust (the “Trust”) was formed as a Delaware business trust pursuant to the terms of the Trust Agreement of Williams Coal Seam Gas Royalty Trust (as amended, the “Trust Agreement”) entered into effective as of December 1, 1992, by and among Williams Production Company, a Delaware corporation (“WPC”), as trustor; The Williams Companies, Inc., a Delaware corporation (“Williams”), as sponsor; Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), a national banking association (the “Trustee”) and Chase Bank (as successor to Chemical Bank Delaware), a Delaware banking corporation (the “Delaware Trustee”) (the “Trustee” and the “Delaware Trustee” are sometimes referred to collectively as the “Trustees”). The Trustees are independent financial institutions.
     The Trust was formed to acquire and hold certain net profits interests (the “Royalty Interests”) in proved natural gas properties located in the San Juan Basin of New Mexico and Colorado (the “Underlying Properties”) owned by WPC. The Trust was initially created effective as of December 1, 1992, with a $100 contribution by WPC. On January 21, 1993, the Royalty Interests were conveyed to the Trust by WPC pursuant to the Net Profits Conveyance (the “Conveyance”) entered into effective as of October 1, 1992, by and among WPC, Williams, the Trustee and the Delaware Trustee, in consideration for all the 9,700,000 authorized units of beneficial interest in the Trust (“Units”). WPC transferred its Units by dividend to its parent, Williams, which sold an aggregate of 5,980,000 Units to the public through various underwriters in January and February 1993 (the “Public Offering”). Subsequently, Williams sold to the public an additional 151,209 Units. During the second quarter of 1995, Williams transferred its remaining Units to Williams Holdings of Delaware, Inc. (“WHD”), a separate holding company for Williams’ non-regulated businesses. Effective July 31, 1999, WHD was merged into Williams, and by operation of the merger, Williams assumed all assets, liabilities and obligations of WHD, including without limitation ownership of WHD’s Units. Effective August 11, 2000, Williams sold its Units to Quatro Finale IV LLC, a Delaware limited liability company (“QFIV”), in a privately negotiated transaction. Williams retained the voting rights and retained a “call” option on the transferred Units and QFIV was granted a “put” option on the Units. Williams retained the voting rights and retained a “call” option on the transferred Units, and QFIV was granted a “put” option on the Units. Through a series of exercises of its call option, Williams reacquired an aggregate of 3,568,791 Units from December 2001 through June 2003. Williams has informed the Trustee that it has subsequently sold 2,779,500 of these Units through March 6, 2006 and owned a remaining 789,291 Units as of such date.
     Effective May 1, 1997, WPC sold the Underlying Properties subject to and burdened by the Royalty Interests to Quatro Finale LLC, an unaffiliated Delaware limited liability company. Ownership of the Underlying Properties reverted back to WPC effective February 1, 2001, pursuant to the terms of the May 1, 1997 transaction. Effective March 1, 2001, WPC sold the Underlying Properties subject to and burdened by the Royalty Interests to Quatro Finale V LLC, an unaffiliated Delaware limited liability company. The sale of the Underlying Properties is expressly permitted under the Trust Agreement. Effective January 1, 2003, ownership of the Underlying Properties once again reverted back to WPC after it exercised its right to repurchase interests in the Underlying Properties from Quatro Finale V LLC pursuant to the 2001 Transaction Agreement. Unless otherwise dictated by context, references herein to WPC with respect to the ownership of the Underlying Properties for any period from May 1, 1997 through February 1, 2001, and for the period from March 1, 2001 through December 31, 2002, shall be deemed to refer to Quatro Finale.
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
     On October 15, 2002 the New Mexico Oil and Gas Commission (NMOCD) revised the field rules for the Basin Fruitland Coal (Gas) Pool to allow an optional second (infill) well on the standard 320-acre spacing unit in certain designated areas of the pool (the non-fairway wells). On July 17, 2003 the NMOCD further modified the field rules for the Basin Fruitland Coal (Gas) Pool to allow these infill wells on the standard 320-acre spacing unit in all areas of the pool. The WI Properties contain 530 infill locations designated as proved locations according to Securities and Exchange Commission guidelines. As of December 31, 2005, 316 infill locations are proved developed producing and 214 locations are proved undeveloped.
     As of December 31, 2005, the Infill Net Profit Costs exceed the Infill Net Profit Gross Proceeds by $3,164,100. The Trust will not be liable for such excess costs, and such excess costs will hereafter constitute Excess Infill Net Profit Costs until recovered by WPC. The Trust will not receive its 20 percent interest in WPC’s Infill Net Proceeds until such time as the Infill Net Profits Gross Proceeds exceeds the Infill Net Profit Costs on an aggregate basis.
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
     The financial statements of the Trust differ from financial statements prepared in accordance with GAAP. For example, royalty income is not accrued in the period of production, amortization of the Royalty Interests is not charged against operating results, and loss contingencies are not charged to operating results until paid. This comprehensive basis of accounting other than GAAP corresponds to the accounting permitted for royalty trusts by the U.S. Securities and Exchange Commission, as specified by Staff Accounting Bulletin Topic 12:E, Financial Statements of Royalty Trusts.
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
     Coal seam gas produced and sold after December 31, 2002, no longer generates a Section 29 tax credit under the Internal Revenue Code of 1986, as amended (the “IRC”). Therefore, Unitholders are not entitled to claim Section 29 credits for coal seam gas produced and sold after 2002. However, a Unitholder may benefit from unused Section 29 credits for alternative minimum tax purposes. Before its expiration, the Section 29 credit could be used only to the extent that a Unitholder’s regular tax liability exceeded the Unitholder’s tentative minimum tax liability after the regular tax liability had been reduced by the foreign tax credit and certain nonrefundable personal credits. Any part of the Section 29 credit not allowed for the tax year solely because of this alternative minimum tax limitation was subject to certain carryover provisions relating to the alternative minimum tax calculation. These carryover provisions continue to apply for tax years ending before 2006. Therefore, for taxpayers with tax years ending on or before December 31, 2005, the alternative minimum tax limitation is increased by the amount of Section 29 tax credits disallowed in prior years, even though the Section 29 tax credit is no longer allowed for coal seam gas produced and sold after 2002.
4. Related Party Transactions
     Williams provides accounting, bookkeeping and informational services to the Trust in accordance with an Administrative Services Agreement effective December 1, 1992. The fee is $50,000 per quarter, escalating 3 percent each October 1 commencing October 1, 1993. Aggregate fees incurred by the Trust to Williams in 2005, 2004 and 2003 were $285,152, $276,847, and $268,783, respectively. Substantially all production from the WI Properties is sold to a Williams’ subsidiary. Additionally, all royalty income is received from Williams.
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
     Aggregate fees paid by the Trust to the trustees in 2005, 2004 and 2003 were $54,055, $52,660 and $51,306, respectively.
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
6. Contingencies
     WPX Gas Resources Company (“WPX Gas Resources,” as successor in interest to Williams Gas Marketing Company) purchases natural gas produced from the WI Properties (except for certain small volumes) at the wellhead under the terms of a gas purchase contract dated October 1, 1992, as amended (the “Gas Purchase Contract”). The Gas Purchase Contract provides for a pricing mechanism during an initial 5-year period, which expired on December 31, 1997, and continuing for one or more consecutive additional 1-year terms unless and until WPX Gas Resources exercises its annual option, exercisable 15 days prior to the end of each contract year, to discontinue purchasing gas under the pricing mechanism of the Gas Purchase Contract and instead purchase gas at a monthly market-based price. WPX Gas Resources has not exercised this option, and therefore, the pricing mechanism will continue to remain in effect through at least December 31, 2006.
     Under the pricing mechanism of the Gas Purchase Contract, when the market price is less than $1.70 per MMBtu (the “Minimum Purchase Price”), the Trust will be paid the Minimum Purchase Price for the gas and an account (the “Price Credit Account”) will be maintained to identify the accrued and unrecouped amount of payments made to the Trust in excess of the market price. Any amounts in the Price Credit Account are subject to future recoupment when the market price exceeds the Minimum Purchase Price. As of December 31, 2005 and 2004, there were no remaining unrecouped Price Credits in the Price Credit Account. To the extent there may in the future be a balance in the Price Credit Account, the entitlement to recoup Price Credits means that if and when the Index Price is above the Minimum Purchase Price, future royalty income paid to the Trust would be reduced until such time as such Price Credit Account is once again reduced to zero. Corresponding cash distributions to Unitholders would also be reduced.
     While the terms of the Gas Purchase Agreement pricing mechanism remain in place and when the market price for natural gas exceeds $1.94 per MMBtu (as was the case during all months in 2005, 2004 and 2003), the Trust receives only 50 percent of the excess of the market price over the $1.94 price per MMBtu before reduction for gathering, processing and certain other costs.
     The majority of the production attributable to the Trust is within Federal units. Unit participating areas are formed by pooling production from the participating area. Entitlement to the pooled production is based on each party’s acreage in the participating area divided by the total participating acreage. Wells drilled outside the participating area may create an enlargement to the participating area and a revision of the Unit ownership entitlement. The Bureau of Land Management (“BLM”) must approve Unit participating area expansions. The effective date for Unit expansions is retroactive to the date the well creating the expansion was tested. For the 12 month period ended on December 31, 2005, retroactive adjustments were processed on certain Federal Units. These retroactive adjustments resulted in unit expansions on certain Federal Units as well as some nominal net pricing adjustments and adjustments to actualize estimates. The total impact of these adjustments was to increase the natural gas attributable to the NPI of the Underlying Properties by approximately 335,311 MMbtu’s and that of the Trust by approximately 201,187 MMbtu’s (representing a retroactive adjustment based on actual prices in effect during the year of approximately $530,487 to the Trust). In the Prior year, similar retroactive adjustments were processed on certain federal units resulting from unit expansions and actualizing estimates. The total impact of these adjustments was to increase the natural gas attributable to the NPI of the Underlying Properties by approximately (77,349) MMbtu’s and that of the Trust by approximately (46,409) MMbtu’s (representing a retroactive adjustment based on actual prices in effect during the year of approximately $413,436. The revenues presented in the accompanying statements of distributable income are on an entitlement basis and reflect the most recent BLM participating area approvals at December 31, 2005, 2004, and 2003, respectively. There are pending or anticipated applications or approvals for additional participating area enlargements that could impact future results.
     On January 5, 2001, the State of New Mexico, acting under authority of the Minerals Management Service (“MMS”), a subagency of the United States Department of the Interior, presented WPC with an Audit Issue Letter for the alleged underpayment of royalties in the amount of $948,501, on gas produced from the Underlying Properties due to Federal royalty owners during the time period from January 1992 through December 1996. MMS regulations permit a lessee to deduct from its gross proceeds its reasonable actual costs of transportation and processing to transport the gas from the lease to the point of sale in calculating the market value of its production. The State of New Mexico claims that certain costs of removing and transporting carbon dioxide gas are not deductible. On March 22, 2001, WPC responded to the Audit Issue Letter and contested the State of New Mexico’s claim for additional royalties as being contrary to law. In early November 2001, WPC received from the MMS an Order to Report and Pay Additional Royalties and Perform Restructured Accounting on subsequent periods. The order was dated October 30, 2001. The order requires WPC (1) to pay additional royalties of $943,964 on production related to the audit period of January 1, 1992 through December 31, 1996; (2) to pay an estimated incremental royalty amount of $991,549 for production covering January 1, 1997 through March 31, 2001; and (3) to perform a restructured accounting and pay an additional royalty for months after March 2001. On January 30, 2002, WPC filed its Statement of Reasons in support of its earlier appeal of the Audit Issue Letter. Applying the MMS methodology asserted by the State of New Mexico could potentially result in negative adjustments to amounts previously paid to the Trust of approximately $5,400,000, including interest. On November 1, 2004, WPC received notice that its appeal was denied in part by the MMS. On January 14, 2005, WPC filed a Complaint for Review of Agency Action and Declaratory Relief requesting the United States District Court for the District of New Mexico hold unlawful and set aside the Assistant Secretary’s October 2004 decision. A separate but similar matter has been determined unfavorably against another major oil and gas producer in the D.C. circuit court. If either WPC proceeds with its lawsuit and loses or determines to settle the claims, then this would result in an adjustment to royalty income otherwise payable from WPC to the Trust and a corresponding decrease in distributions to Unitholders, which could eliminate entirely such distributions for one or more future quarterly periods.
7. Subsequent Event
     Subsequent to December 31, 2005, the Trust declared the following distribution:

Quarterly Record Date	Payment Date	Distribution per Unit
February 14, 2006	March 1, 2006	$0.562572
8. Quarterly Financial Data (Unaudited)
     The following table sets forth the royalty income, distributable income and distributions per Unit of the Trust for each quarter in the years ended December 31, 2005 and 2004 (in thousands, except per Unit amounts):

Calendar Quarter	Royalty Income	Distributable Income	Distributions per Unit
2005
First	$3,534	$3,142	$.346311
Second	3,464	3,277	.321706
Third	3,663	3,491	.357841
Fourth	3,836	3,656	.379323

TOTAL	14,497	13,566	1.405181

2004
First	$3,331	$3,057	$.329589
Second	4,193	3,998	.396403
Third	4,129	3,982	.405316
Fourth	3,723	3,603	.372400

TOTAL	$15,376	$14,640	$1.503708

     Selected 2005 and 2004 fourth quarter data are as follows (in thousands except per Unit amounts):

	2005	2004
Royalty income	$ 3,836	$ 3,723
Interest income	11	4
General and administrative expenses	(191)	(124)
Distributable income	$ 3,655	$ 3,603
Distributable income per Unit (9,700,000 units)	$ .38	$ .37
Distributions per Unit	$ .38	$ .37
9. Supplemental Oil and Gas Information (Unaudited)
     The net proved reserves attributable to the Royalty Interests have been estimated as of December 31, 2005, 2004 and 2003, by independent petroleum engineers. In accordance with Statement of Financial Accounting Standards No. 69, estimates of future net revenues from proved reserves have been prepared using contractual gas prices and related costs. The standardized measure of future net revenues from the gas reserves is calculated based on discounting such future net revenues at an annual rate of 10 percent. The Blanco Hub Spot Price was $7.58, $5.44 and $5.61 per MMBtu, after adjustments for certain costs and provisions of the Gas Purchase Contract, at December 31, 2005, 2004, and 2003, respectively. This resulted in a weighted average wellhead price of $4.78, $3.72 and $3.81 per Mcf at December 31, 2005, 2004, and 2003, respectively. The standardized measure of discounted future net revenues below has been reduced by operating and development costs, which are paid by Williams and are included in computing the royalty income of the Trust. The standardized measure has not been reduced for income taxes as no income taxes are paid by the Trust (see Note 3).
     Numerous uncertainties are inherent in estimating volumes and value of proved reserves and in projecting future production rates and timing of development expenditures. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserve estimates.
     The reserve estimates as of December 31, 2005, 2004 and 2003, are based on a percentage share of NPI Net Proceeds payable to the Trust of 60 percent.

Natural Gas (MMcf)
Proved reserves at January 1, 2003	39,722
Production	(7,977)
Extensions and revisions of previous estimates	12,618

Proved reserves at December 31, 2003	44,363
Production	(7,402)

Natural Gas (MMcf)
Extensions and revisions of previous estimates	427

Proved reserves at December 31, 2004	37,388
Production	(5,976)
Extensions and revisions of previous estimates	(2,806)

Proved reserves at December 31, 2005	28,606

Proved developed reserves at December 31, 2005	27,710

     Proved reserve estimates presented above at January 1, 2003 are proved developed reserves. Proved reserves at December 31, 2004, include 1,861 MMcf of proved undeveloped reserves. Proved reserves at December 31, 2005, include 897 MMcf of proved undeveloped reserves.
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
     The following table sets forth the standardized measure of discounted future net revenues at December 31, 2005, 2004 and 2003 relating to proved developed reserves (in thousands):

	Year Ended December 31,
	2005	2004	2003
Future cash inflows	$109,580	$106,058	$125,582
Future production taxes	(12,701)	(11,907)	(7,565)
Future development costs	(3,266)	(2,486)	(4,334)

Future net cash flows	93,613	91,665	113,683
10% discount factor	(38,916)	(36,748)	(48,357)

Standardized measure of discounted future net revenues	$54,697	$54,917	$65,326

     Future cash flows do not include Section 29 tax credits, which no longer apply for coal seam gas produced and sold after December 31, 2002, as discussed in Note 3.
     The following table sets forth the changes in the aggregate standardized measure of discounted future net revenues from proved reserves during the years ended December 31, 2005, 2004 and 2003 (in thousands):

	2005	2004	2003
Balance at January 1	$54,917	$65,326	$46,039
Increase (decrease) due to:
Net sales of coal seam gas	(16,298)	(15,145)	(15,504)
Net changes in prices and costs	13,857	862	13,264
Development costs incurred	(278)	(208)	(321)
Changes in estimated future development cost	(1,110)	(2,211)	(834)
Extensions and revisions of previous quantity estimates	(3,714)	427	18,580
Accretion of discount	5,492	6,533	4,604
Other	1,831	(667)	(502)

	(220)	(10,408)	19,287

Balance at December 31	$54,697	$54,917	$65,326

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
     Changes in Internal Control over Financial Reporting. There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2005 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.
     Trustee’s Report on Internal Control Over Financial Reporting. The Trustee is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control-Integrated Framework, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2005. The Trustee’s assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
     Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Trustee
Williams Coal Seam Gas Royalty Trust
     We have audited the Trustee’s assessment, included in the accompanying Trustee’s Report on Internal Control Over Financial Reporting, that the Williams Coal Seam Gas Royalty Trust (the “Trust”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Management of the Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Trustee’s assessment and an opinion on the effectiveness of the Trust’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating the Trustee’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (or other comprehensive basis of accounting). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles (or other comprehensive basis of accounting) and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, the Trustee’s assessment that the Trust maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus of the Trust as of December 31, 2005 and 2004, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2005 of the Trust and our report dated March 14, 2006 expressed an unqualified opinion on those financial statements.
/s/ ERNST & YOUNG LLP
Tulsa, Oklahoma
March 14, 2006
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
     The Trust has no directors or officers, and based solely on its review of the reports received by it, the Trust believes that during the fiscal year of 2005, no person who was a beneficial owner of more than 10 percent the Trust’s Units failed to file on a timely basis any report required by Section 16(a).
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
     Compensation of the Trustee, Delaware Trustee and Transfer Agent. The Trust Agreement provides for compensation to the Trustee and the Delaware Trustee for administrative services, out of the Trust assets. The Trustee was paid a 2005 base amount of $47,906, plus an hourly charge for services in excess of a combined total of 300 hours annually at the Trustee’s then standard rate. The Delaware Trustee is paid a fixed annual amount, which was initially set at $5,000. The Trustee and the Delaware Trustee received total compensation for 2005 of $47,906 and $6,149, respectively. The base amount of the Trustee’s fee and the amount of the Delaware Trustee’s fee for administrative services escalate at the rate of 3 percent per year. The Trustee and the Delaware Trustee are each entitled to reimbursement for out-of-pocket expenses. Upon termination of the Trust, the Trustee will receive, in addition to its out-of-pocket expenses, a termination fee in the amount of $8,000.
     The Transfer Agent receives a transfer agency fee of $5.50 annually per account (minimum of $15,000 annually), subject to change each December, based upon the change in the Producers’ Price Index as published by the United States Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued in excess of 10,000 annually. The total fees paid by the Trust to the Transfer Agent in 2005 were $25,579.
     Fees to Williams. Williams will receive, throughout the term of the Trust, an administrative services fee for accounting, bookkeeping and informational services relating to the Royalty Interests as described below in “Item 13—Administrative Services Agreement.”
Item 12. Security Ownership of Certain Beneficial Owners and Management.
     (a) Security Ownership of Certain Beneficial Owners. The following table sets forth as of March 1, 2006 information with respect to the only Unitholder who was known to the Trustee to be a beneficial owner of more than 5 percent of the outstanding Units.

	Number of Units	Percent
Name and Address of Beneficial Owner	Beneficially Owned	of Class
The Williams Companies, Inc.	789,291	8.14%
One Williams Center
Tulsa, Oklahoma 74172 (1)

(1)	This information was provided to the Securities and Exchange Commission and to the Trustee in a Schedule 13D/A filed with the Securities and Exchange Commission on August 4, 2005, on behalf of The Williams Companies, Inc.

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
     (b) Security Ownership of Management. The Trust has no directors or executive officers and does not maintain any equity compensation plans. As of March 1, 2006, Bank of America, N.A., the Trustee, held an aggregate of 28,844 Units in various fiduciary capacities, with no investment or voting powers. As of March 1, 2006, Chase Bank (as successor to Chemical Bank Delaware), the Delaware Trustee, did not beneficially own any Units.
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
     The Administrative Services Agreement obligates the Trust to pay to Williams each quarter an administrative services fee for accounting, bookkeeping and informational services relating to the Royalty Interests. The administrative services fee was $50,000 per calendar quarter commencing October 1, 1993, through and including the quarter ended September 30, 1994, and increases 3 percent each October 1. Accordingly, the total of the administrative services fees paid by the Trust to Williams in 2005 was $285,152.
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
Item 14. Principal Accounting Fees and Services.
     Fees for services performed by Ernst & Young LLP for the years ended December 31, 2005 and 2004 are:

	2005	2004
Audit Fees	$188,700	$143,000
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
     The Trust has no audit committee, and as a result, has no audit committee pre-approval policy with respect to fees paid to Ernst & Young LLP.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
     (a) The following documents are filed as a part of this report:
     1. Financial Statements (included in Item 8 of this report)

Page In This
Report
Report of Independent Registered Public Accounting Firm	43
Statements of Assets, Liabilities and Trust Corpus as of December 31, 2005 and 2004	44
Statements of Distributable Income for each of the three years in the period ended December 31, 2005	44
Statements of Changes in Trust Corpus for each of the three years in the period ended December 31, 2005	44
Notes to Financial Statements	45–51
     2. Financial Statement Schedules
     Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.
     3. Exhibits

Exhibit
Number		Exhibit
3.1	—	Certificate of Trust of Williams Coal Seam Gas Royalty Trust (filed as Exhibit 3.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.1	—	Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of December 1, 1992, by and among Williams Production Company, The Williams Companies, Inc. and Chemical

Exhibit
Number		Exhibit
Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), as trustees (filed as Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.2	—	First Amendment to the Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of December 15, 1992, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.2 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.3	—	Second Amendment to the Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of January 12, 1993, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.3 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.4	—	Net Profits Conveyance effective as of October 1, 1992, by and among Williams Production Company, The Williams Companies, Inc., and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), and Chemical Bank Delaware (filed as Exhibit 4.4 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.1	—	Administrative Services Agreement effective December 1, 1992, by and between The Williams Companies, Inc. and Williams Coal Seam Gas Royalty Trust (filed as Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.2	—	Gas Purchase Agreement dated October 1, 1992, by and between Williams Gas Marketing Company and Williams Production Company (filed as Exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.3	—	First Amendment to the Gas Purchase Agreement effective January 12, 1993, by and between Williams Gas Marketing Company and Williams Production Company (filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.4	—	Gas Gathering and Treating Agreement effective October 1, 1992, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.5	—	First Amendment to the Gas Gathering and Treating Agreement effective as of January 12, 1993, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.5 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.6	—	Amendment #2 to the Gas Gathering and Treating Agreement dated as of October 1, 1993, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.6 to the Registrant’s Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

10.7	—	Amendment #3 to the Gas Gathering and Treating Agreement dated as of October 1, 1993, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as

Exhibit
Number		Exhibit
Exhibit 10.7 to the Registrant’s Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

10.8	—	Confirmation Agreement effective as of May 1, 1995 by and among Williams Production Company, The Williams Companies, Inc. and Williams Coal Seam Gas Royalty Trust (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

23.1	—	Consent of Ernst & Young LLP.

23.2	—	Consent of Miller and Lents, Ltd.

31.1	—	Certification by Ron E. Hooper, Senior Vice President and Administrator of Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated March 15, 2006, and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certificate by Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated March 15, 2006, and submitted pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	—	The information under the section captioned “Tax Considerations” on pages 20-21, and the information under the sections captioned “Federal Income Tax Consequences” and “ERISA Considerations” on pages 45-52 of the Prospectus dated January 13, 1993, which constitutes a part of the Registration Statement on Form S-3 of The Williams Companies, Inc. (Registration No. 33-53662) (filed as Exhibit 28.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

99.2	—	Reserve Report, dated November 21, 1992, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of October 1, 1992, prepared by Miller and Lents, Ltd., independent petroleum engineers, included as Exhibit A of the Prospectus dated January 13, 1993, which constitutes a part of the Registration Statement on Form S-3 of The Williams Companies, Inc. (Registration No. 33-53662) (filed as Exhibit 28.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

99.3	—	Reserve Report, dated January 12, 2006 estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of December 31, 2005, prepared by Miller and Lents, Ltd., independent petroleum engineers.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Williams Coal Seam Gas Royalty Trust

By:	Bank of America, N.A., Trustee

By:	/s/ Ron E. Hooper

Ron E. Hooper
Senior Vice President and Administrator
Date: March 15, 2006
(The Registrant has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number		Description
3.1	___	Certificate of Trust of Williams Coal Seam Gas Royalty Trust (filed as Exhibit 3.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.1	___	Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of December 1, 1992, by and among Williams Production Company, The Williams Companies, Inc. and Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), as trustees (filed as Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.2	___	First Amendment to the Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of December 15, 1992, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.2 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.3	___	Second Amendment to the Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of January 12, 1993, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.3 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.4	___	Net Profits Conveyance effective as of October 1, 1992, by and among Williams Production Company, The Williams Companies, Inc., and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), and Chemical Bank Delaware (filed as Exhibit 4.4 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.1	___	Administrative Services Agreement effective December 1, 1992, by and between The Williams Companies, Inc. and Williams Coal Seam Gas Royalty Trust (filed as Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.2	___	Gas Purchase Agreement dated October 1, 1992, by and between Williams Gas Marketing Company and Williams Production Company (filed as Exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.3	___	First Amendment to the Gas Purchase Agreement effective January 12, 1993, by and between Williams Gas Marketing Company and Williams Production Company (filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.4	___	Gas Gathering and Treating Agreement effective October 1, 1992, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.5	___	First Amendment to the Gas Gathering and Treating Agreement effective as of January 12, 1993, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.5 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.6	___	Amendment #2 to the Gas Gathering and Treating Agreement dated as of October 1, 1993, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.6 to the Registrant’s Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

Exhibit
Number		Description
10.7	___	Amendment #3 to the Gas Gathering and Treating Agreement dated as of October 1, 1993, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.7 to the Registrant’s Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

10.8	___	Confirmation Agreement effective as of May 1, 1995 by and among Williams Production Company, The Williams Companies, Inc. and Williams Coal Seam Gas Royalty Trust (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

23.1	___	Consent of Ernst & Young LLP.

23.2	___	Consent of Miller and Lents, Ltd.

31.1	___	Certification by Ron E. Hooper, Senior Vice President and Administrator of Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated March 15, 2006, and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	___	Certificate by Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated March 15, 2006, and submitted pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	___	The information under the section captioned “Tax Considerations” on pages 20-21, and the information under the sections captioned “Federal Income Tax Consequences” and “ERISA Considerations” on pages 45-52 of the Prospectus dated January 13, 1993, which constitutes a part of the Registration Statement on Form S-3 of The Williams Companies, Inc. (Registration No. 33-53662) (filed as Exhibit 28.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

99.2	___	Reserve Report, dated November 21, 1992, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of October 1, 1992, prepared by Miller and Lents, Ltd., independent petroleum engineers, included as Exhibit A of the Prospectus dated January 13, 1993, which constitutes a part of the Registration Statement on Form S-3 of The Williams Companies, Inc. (Registration No. 33-53662) (filed as Exhibit 28.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

99.3	___	Reserve Report, dated January 12, 2006, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of December 31, 2005, prepared by Miller and Lents, Ltd., independent petroleum engineers.