Form 10-Q
period 2006-03-31
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 2006-05-10
CIK 895007

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of units of beneficial interest outstanding at May 1, 2006: 9,700,000

PART I — FINANCIAL INFORMATION
     Item 1. Financial Statements.
     The financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the “Trustee”) of Williams Coal Seam Gas Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Annual Report”). The December 31, 2005 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2006, and the distributable income and the changes in trust corpus for the three-month periods ended March 31, 2006 and 2005, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
     The financial statements as of March 31, 2006, and for the three-month periods ended March 31, 2006 and 2005 included herein have been reviewed by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing herein.

Report of Independent Registered Public Accounting Firm
The Trustee
Williams Coal Seam Gas Royalty Trust
We have reviewed the condensed statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of March 31, 2006, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2006 and 2005. These financial statements are the responsibility of the Trustee’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of December 31, 2005, and the related statements of distributable income and changes in trust corpus for the year then ended not presented herein, and in our report dated March 14, 2006, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2005, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.
/s/ Ernst & Young LLP
Tulsa, Oklahoma
May 8, 2006

WILLIAMS COAL SEAM GAS ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (UNAUDITED)

	March 31,	December 31,
	2006	2005
ASSETS

Current Assets — cash and cash equivalents	$38,815	$55,586

Royalty interests in oil and gas properties (less accumulated amortization of $129,001,171 at March 31, 2006 and $128,483,605 at December 31, 2005) (Note 2)	9,565,492	10,083,058

TOTAL ASSETS	$9,604,307	$10,138,644

LIABILITIES AND TRUST CORPUS

Current Liabilities:

Accounts payable	$131,155	$47,475

Trust corpus - 9,700,000 units of beneficial interest authorized and outstanding (Note 2)	9,473,152	10,091,169

TOTAL LIABILITIES AND TRUST CORPUS	$9,604,307	$10,138,644

The accompanying notes are an integral part of these financial statements. See accountants’ review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	March 31, 2006	March 31, 2005
Royalty income (Note 2)	$5,688,245	$3,533,871
Interest income	18,706	5,348

Total	5,706,951	3,539,219

General and administrative expenses (Note 4)	(350,454)	(396,777)

Distributable income	$5,356,497	$3,142,442

Distributable income per unit (9,700,000 units)(Note 2)	$.55	$.32

The accompanying notes are an integral part of these financial statements. See accountants’ review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	March 31, 2006	March 31, 2005
Trust corpus, beginning of period	$10,091,169	$12,285,070

Amortization of royalty interests (Note 2)	(517,566)	(507,273)

Distributable income	5,356,497	3,142,442
Distributions to Unitholders (Note 5)	(5,456,948)	(3,359,216)

Trust corpus, end of period	$9,473,152	$11,561,023

Distributions per unit (9,700,000 units)(Note 5)	$.56	$.35

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
     The Trust was formed to acquire and hold certain net profits interests (the “Royalty Interests”) in proved natural gas properties located in the San Juan Basin of New Mexico and Colorado (the “Underlying Properties”) owned by WPC. The Trust was initially created effective as of December 1, 1992, with a $100 contribution by WPC. On January 21, 1993, the Royalty Interests were conveyed to the Trust by WPC pursuant to the Net Profits Conveyance (the “Conveyance”) entered into effective as of October 1, 1992, by and among WPC, Williams, the Trustee and the Delaware Trustee, in consideration for all the 9,700,000 authorized units of beneficial interest in the Trust (“Units”). WPC transferred its Units by dividend to its parent, Williams, which sold an aggregate of 5,980,000 Units to the public through various underwriters in January and February 1993 (the “Public Offering”). Subsequently, Williams sold to the public an additional 151,209 Units. During the second quarter of 1995, Williams transferred its remaining Units to Williams Holdings of Delaware, Inc. (“WHD”), a separate holding company for Williams’ non-regulated businesses. Effective July 31, 1999, WHD was merged into Williams, and by operation of the merger, Williams assumed all assets, liabilities and obligations of WHD, including without limitation ownership of WHD’s Units. Effective August 11, 2000, Williams sold its Units to Quatro Finale IV LLC, a Delaware limited liability company (“QFIV”), in a privately negotiated transaction. Williams retained the voting rights and retained a “call” option on the transferred Units and QFIV was granted a “put” option on the Units. Through a series of exercises of its call option, Williams reacquired an aggregate of 3,568,791 Units from December 2001 through June 2003. Williams has informed the Trustee that it has subsequently sold 2,779,500 of these Units through May 1, 2006 and owned a remaining 789,291 Units as of such date.
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
     The only assets of the Trust, other than cash and cash equivalents being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Royalty Interests. The Royalty Interests consist primarily of a net profits interest (the “NPI”) in the Underlying Properties. The NPI generally entitles the Trust to receive 60 percent of the Infill Net Proceeds, as defined below, attributable to (i) gas produced and sold from WPC’s net revenue interests (working interests less lease burdens) in the properties in which WPC has a working interest (the “WI Properties”) and (ii) the revenue stream received by WPC attributable to its 35 percent net profits interest in 5,348 gross acres in La Plata County, Colorado (the “Farmout Properties”).
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
     On October 15, 2002, the New Mexico Oil and Gas Commission (NMOCD) revised the field rules for the Basin Fruitland Coal (Gas) Pool to allow an optional second (infill) well on the standard 320-acre spacing unit in certain designated areas of the pool (the non-fairway wells). On July 17, 2003, the NMOCD further modified the field rules for the Basin Fruitland Coal (Gas) Pool to allow these infill wells on the standard 320-acre spacing unit in all areas of the pool. The WI Properties contain 530 infill locations designated as proved locations according to U.S. Securities and Exchange Commission (“SEC”) guidelines. As of March 31, 2006, 316 infill locations are proved developed producing and 214 locations are proved undeveloped. Infill drilling is expected to be substantially completed by the end of 2006.

     WPC has informed the Trust that the Infill Net Profit Costs exceeded the Infill Net Profit Gross Proceeds by approximately $3,000,000. The Trust will not be liable for such excess costs, and such excess costs will hereafter constitute Excess Infill Net Profit Costs until recovered by WPC. The Trust will not receive its 20 percent interest in WPC’s Infill Net Proceeds until such time as the Infill Net Profits Gross Proceeds exceeds the Infill Net Profit Costs on an aggregate basis. The complete definitions of Infill Net Proceeds, Infill Net Profit Costs, Excess Infill Net Profit Costs, and Infill Net Profit Gross Proceeds are set forth in the Conveyance.
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

     Coal seam gas produced and sold after December 31, 2002, no longer generates a Section 29 tax credit under the Internal Revenue Code (the “Code”). Therefore, Unitholders are not entitled to claim Section 29 credits for coal seam gas produced and sold after 2002. However, a Unitholder may benefit from unused Section 29 credits for alternative minimum tax purposes. Before its expiration, the Section 29 credit could be used only to the extent that a Unitholder’s regular tax liability exceeded the Unitholder’s tentative minimum tax liability after the regular tax liability had been reduced by the foreign tax credit and certain nonrefundable personal credits. Any part of the Section 29 credit not allowed for the tax year solely because of this alternative minimum tax limitation was subject to certain carryover provisions relating to the alternative minimum tax calculation. These alternative minimum tax carryover provisions continue to apply only for tax years ending before 2006. Therefore, they apply for purposes of Unitholder tax returns for tax years 2005 and prior, including any adjustments made during the applicable statute of limitations period.
     Each Unitholder should consult his tax advisor regarding Trust tax compliance matters.
4. RELATED PARTY TRANSACTIONS
     Williams provides accounting, bookkeeping and informational services to the Trust in accordance with an Administrative Services Agreement effective December 1, 1992. The fee is $50,000 per quarter, escalating 3 percent each October 1 commencing October 1, 1993. Aggregate fees incurred by the Trust to Williams at December 31, 2005 represent the fourth quarter fee, and amounts paid by the Trust to Williams at March 31, 2006 represent the first quarter fee. Substantially all production from the WI Properties is sold to a Williams’ subsidiary. Additionally, all royalty income is received from Williams. The Trust paid to Williams for the first quarter of 2006 $73,427 as compared to $69,211 for the first quarter of 2005.
     The interests of Williams and its affiliates and the interests of the Trust and the Unitholders with respect to the Underlying Properties could at times be different. As a working interest owner in the WI Properties, WPC could have interests that conflict with the interests of the Trust and Unitholders. For example, such conflicts could be due to a number of factors including, but not limited to, future budgetary considerations and the absence of any contractual obligation on the part of WPC to spend for development of the WI Properties, except as noted herein. Such decisions may have the effect of changing the amount or timing of future distributions to Unitholders. WPC’s interests may also conflict with those of the Trust and Unitholders in situations involving the sale or abandonment of Underlying Properties. WPC has the right at any time to sell any of the Underlying Properties subject to the Royalty Interests and under certain circumstances may abandon any of the WI Properties. Such sales or abandonment may not be in the best interests of the Trust. In addition, WPX Gas Resources (hereinafter defined) has the right, exercisable in its sole discretion, to terminate its Minimum Purchase Price (hereinafter defined) commitment under the Gas Purchase Contract (hereinafter defined), Williams’ interest could conflict with those of the Trust and Unitholders to the extent the interests of WPX Gas Resources, under the Gas Purchase Contract, or Williams Field Services Company and WPX Gas Resources, under the Gas Gathering Contract, differ from the interests of the Trust and the Unitholders. Except for amendments to the Gas Gathering Contract or Gas Purchase Contract that must be approved by the vote of a majority of the Unitholders present at a meeting at which a quorum is present if such amendment would materially adversely affect Trust revenues, no mechanism or procedure has been included to resolve potential conflicts of interest between the Trust, Williams, WPC or their affiliates.
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
6. SUBSEQUENT EVENTS
     Subsequent to March 31, 2006, the Trust declared the following distribution:

Quarterly
Record	Payment	Distribution
Date	Date	per Unit
May 15, 2006	May 30, 2006	$.266448
     The distribution per unit was $.266448 attributable to the first quarter of 2006 (payable in the second quarter of 2006) as compared to $0.562572 attributable to the fourth quarter of 2005 (paid in the first quarter of 2006). The decrease in distributions is mainly the result of lower natural gas prices and production during the three month period ended March 31, 2006 as compared to the three month period ended December 31, 2005. The distribution was also impacted negatively by a ($677,352) retroactive adjustment related to estimated gross proceeds, volumes, and royalties.
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
     Under the pricing mechanism of the Gas Purchase Contract, when the market price is less than $1.70 per MMBtu (the “Minimum Purchase Price”), the Trust will be paid the Minimum Purchase Price for the gas and an account (the “Price Credit Account”) will be maintained to identify the accrued and unrecouped amount of payments made to the Trust in excess of the market price. Any amounts in the Price Credit Account are subject to future recoupment when the market price exceeds the Minimum Purchase Price. As of March 31, 2006, there were no remaining unrecouped price credits in the Price Credit Account. To the extent there may in the future be a balance in the Price Credit Account, the entitlement to recoup price credits means that if and when the index price is above the Minimum Purchase Price, future royalty income paid to the Trust would be reduced until such time as such Price Credit Account is once again reduced to zero. Corresponding cash distributions to Unitholders would also be reduced.
     While the terms of the Gas Purchase Agreement pricing mechanism remain in place and no balance exists in the Price Credit Account, when the market price for natural gas exceeds $1.94 per MMBtu, the Trust receives only 50 percent of the excess of the market price over the $1.94 price per MMBtu before reduction for gathering, processing and certain other costs. For production months in the fourth quarter of 2005, which are reported as Royalty Income in the first quarter of 2006, the index price remained above the Minimum Purchase Price.
     The majority of the production attributable to the Trust is within Federal units. Unit participating areas are formed by pooling production from the participating area. Entitlement to the pooled production is based on each party’s acreage in the participating area divided by the total participating acreage. Wells drilled outside the participating area may create an enlargement to the participating area and a revision of the Unit ownership entitlement. The Bureau of Land Management (“BLM”) must approve Unit participating area expansions. The effective date for Unit expansions is retroactive to the date the well creating the expansion was tested. There were no significant dollar effects of unit expansions affecting royalty income for the first quarter ended March 31, 2006. During the first quarter 2005, retroactive adjustments were processed on the San Juan 32-9 Federal Unit. The retroactive adjustments included a favorable impact from unit expansions and an unfavorable impact from additional adjustments related to the payout determination of the Federal Unit. The net effect of these two retroactive adjustments unfavorably impacted royalty income for the quarter ended March 31, 2005 by approximately $275,000. The revenues presented in the accompanying statements of distributable income are on an entitlement basis and reflect the most recent BLM participating area approvals at March 31, 2006 and 2005 respectively. There are pending or anticipated applications or approvals for additional participating area enlargements that could impact future operating results.
     On January 5, 2001, the State of New Mexico, acting under authority of the Minerals Management Service (“MMS”), a subagency of the United States Department of the Interior, presented WPC with an Audit Issue Letter for the alleged underpayment of royalties in the amount of $948,501, on gas produced from the Underlying Properties due to Federal royalty owners during the time period from January 1992 through December 1996. MMS regulations permit a lessee to deduct from its gross proceeds its reasonable actual costs of transportation and processing to transport the gas from the lease to the point of sale in calculating the market value of its production. The State of New Mexico claims that certain costs of removing and transporting carbon dioxide gas are not deductible. On March 22, 2001, WPC responded to the Audit Issue Letter and contested the State of New Mexico’s claim for additional royalties as being contrary to law. In early November 2001, WPC received from the MMS an Order to Report and Pay Additional Royalties and Perform Restructured Accounting on subsequent periods. The order was dated October 30, 2001. The order requires WPC (1) to pay additional royalties of $943,964 on production related to the audit period of January 1, 1992 through December 31, 1996; (2) to pay an estimated incremental royalty amount of $991,549 for production covering January 1, 1997 through March 31, 2001; and (3) to perform a restructured accounting and pay an additional royalty for months after March 2001. On January 30, 2002, WPC filed its Statement of Reasons in support of its earlier appeal of the Audit Issue Letter. Applying the MMS methodology asserted by the State of New Mexico could potentially result in negative adjustments to amounts previously paid to the Trust of approximately $5,400,000, including interest. On November 1, 2004, WPC received notice that its appeal was denied in part by the MMS. On January 14, 2005, WPC filed a Complaint for Review of Agency Action and Declaratory Relief requesting the United States District Court for the District of New Mexico hold unlawful and set aside the Assistant Secretary’s October 2004 decision. A separate but similar matter has been determined unfavorably against another major oil and gas producer in the D.C. circuit court. WPC expects to reach a settlement with the MMS in 2006, and accordingly, has informed the Trust that distributions to the Trust will likely be withheld in 2006 to cover the Trust’s share (currently estimated to be over $5 million) of the matter.
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
     As described in Note 7 to the financial statements of the Trust appearing elsewhere in this Form 10-Q, future distributable income of the Trust could be adversely affected by the resolution with the State of New Mexico of the matter regarding the deductibility of certain costs of removing and transporting carbon dioxide gas. Unitholders should carefully review the more detailed discussion concerning this contingency in Note 7.
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
     For the quarter ended March 31, 2006, royalty income received by the Trust amounted to $5,688,245 as compared to $3,533,871 received for the same quarter in 2005. The increase in royalty income is primarily due to higher natural gas prices. Additionally, the 2006 Royalty Income includes the benefit of $677,352 for estimates that were revised in the second quarter (see Note 6). Production related to the royalty income received by the Trust in the first quarter of 2006 was 1,297,107 MMBtu as compared to 1,361,496 MMBtu which was reduced by significant prior period adjustments for the same quarter in 2005. The 2005 production quantities include the effects of significant retroactive adjustments as described in Note 7 to the financial statements of the Trust appearing elsewhere in this Form 10-Q. These retroactive adjustments result from unit expansions on certain Federal Units. Interest income for the quarter ended March 31, 2006 was significantly higher due to higher interest rates compared to the same quarter in 2005. General and administrative expenses for the quarter ended March 31, 2006 were lower compared to the same quarter in 2005 due to timing of payments of printing expenses of approximately $40,000 in 2006.
     Distributable income for the quarter ended March 31, 2006 was $5,356,497 or $.55 per Unit compared to $3,142,442 or $.32 per Unit for the same quarter in 2005. This increase was the result of higher royalty income as previously described. A distribution of $.0.562572 per Unit was made on March 1, 2006 to Unitholders of record on February 14, 2006.
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
     Royalty income received by the Trust in a given calendar quarter will generally reflect the sum of (i) proceeds from the sale of gas produced from the WI Properties during the preceding calendar quarter, plus (ii) cash received by WPC with respect to the Farmout Properties either (a) during the preceding calendar quarter or (b) if received in sufficient time to be paid to the Trust, in the month immediately following such calendar quarter. Accordingly, the royalty income included in distributable income for the quarter ended March 31, 2006, was based on production volumes and natural gas prices for the period October 2005 through December 2005, as shown in the table below. Due to delays associated with the receipt of income related to the Farmout Properties, the Trust’s royalty income for the first quarter of 2006 reflects estimated production volumes from the Farmout Properties for the months of September 2005 through November 2005, as shown in the table below. The net production volumes included in the table below are for production attributable to net profits of the Underlying Properties, and not for production attributable to the Trust’s Royalty Interests.

	Three Months	Three Months
	Ended	Ended
	December 31, 2005	December 31, 2004
Production (MMBtu) (1)
WI Properties	1,795,523 (2)	1,831,793 (4)
Farmout Properties	366,322 (3)	437,367 (5)

Blanco Hub Spot Price ($/MMBtu) (6)	$9.59	$5.77

Net Wellhead Price WI Properties ($/MMBtu) (6)	$4.29	$2.64

(1)	Million British Thermal Units.

(2)	Includes retroactive adjustments of (26,762) MMBtu.

(3)	Reflects estimated volumes for September 2005 through November 2005.

(4)	Includes retroactive adjustments of (85,990) MMBtu.

(5)	Reflects estimated volumes for September 2004 through November 2005.

(6)	Simple average of estimates for the months included in the period presented.
     Production from the WI Properties is generally sold by WPC to WPX Gas Resources pursuant to the Gas Purchase Contract that provides certain protections for WPC and Unitholders by providing that WPX Gas Resources will purchase gas from WPC at a minimum purchase price of $1.70 even when the applicable index price (which is equal to 97% of the Blanco Hub Spot Price) falls below $1.70 per MMBtu, provided that WPX Gas Resources is entitled to accrue price credits in the amount of any excess of the minimum price so paid over the applicable index price. When the applicable index price exceeds $1.70 per MMBtu, WPX Gas Resources is entitled to recoup any price credits previously accrued. When the applicable index price is greater than $1.94 per MMBtu, the Gas Purchase Contract protects and benefits WPX Gas Resources by allowing it to purchase gas from WPC at a contract price equal to $1.94 per MMBtu plus only 50 percent of the difference between the applicable index price and $1.94 per MMBtu. The Gas Purchase Contract also provides that the price paid for gas by WPX Gas Resources is reduced by the amount of gathering, processing and certain other costs paid by WPX Gas Resources. See “Item 2 Properties — The Royalty Interests — Gas Purchase Contract” in the 2005 Annual Report for detailed information about the Gas Purchase Contract and its impact on Trust income.
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
     For the three months ended March 31, 2006, which is based on production volumes and natural gas prices for the three months ended December 31, 2005, the Blanco Hub Spot Price was above $2.00 per MMBtu, and therefore the applicable index price under the Gas Purchase Contract, which is equal to 97% of the Blanco Hub Spot Price, was above $1.94 per MMBtu through such period. In general, under the Gas Purchase Contract, the Trust only receives the benefit of 50 percent of any amount by which the applicable index price exceeds $1.94 per MMBtu. Consequently, pursuant to the terms of the Gas Purchase Contract, WPX Gas Resources paid WPC an amount for gas purchased equal to $1.94 per MMBtu, less the costs paid by WPX Gas Resources to gather and process such gas and deliver it to specified delivery points plus 50 percent of the excess of the applicable index price over $1.94 per MMBtu. The Blanco Hub Spot Price remained above $2.00 per MMBtu in April 2006.

     The information in this Form 10-Q concerning production and prices relating to the Underlying Properties is based on information prepared and furnished by WPC to the Trustee. The Trustee has no control over and no responsibility relating to the operation of the Underlying Properties.
Forward-Looking Statements
     This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbor created thereby. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements contained in this “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Trust’s financial position and industry conditions, are forward-looking statements. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
     The only assets of and sources of income to the Trust are the Royalty Interests, which generally entitle the Trust to receive a share of the net profits from natural gas production from the Underlying Properties. Consequently, the Trust’s financial results can be significantly affected by fluctuations in natural gas prices and the Trust has commodity price risk exposure associated with the natural gas markets in the United States. The Trust does not engage in any hedging activities to manage its price risk associated with natural gas production from the Underlying Properties. The Royalty Interests do not entitle the Trust to control or influence the operation of the Underlying Properties or the sale of gas produced therefrom. Natural gas produced from the WI Properties, which comprises the majority of production attributable to the Royalty Interests, is currently sold by WPC pursuant to the terms of the Gas Purchase Contract. Although the Trust is not a party to the Gas Purchase Contract, the Gas Purchase Contract may significantly impact revenues to the Trust. Although the Gas Purchase Contract mitigates the risk to the Trust of low gas prices, it also limits the ability of the Trust to benefit from the effects of higher gas prices, particularly to the extent a balance exists in the Price Credit Account. See “Item 2 Properties — The Royalty Interests — Gas Purchase Contract” in the 2005 Annual Report for detailed information about the Gas Purchase Contract and its impact on the Trust and Unitholders.
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
PART II — OTHER INFORMATION
Items 1	through 5.
     Not applicable.
Item 6.	Exhibits.
     The exhibits listed below are filed as part of this report:

EXHIBIT NUMBER	EXHIBIT
15.1 —	Letter regarding unaudited interim financial information dated May 8, 2006, from the independent Registered Public Accounting Firm which acknowledges awareness of the use in registration statement of a report on unaudited interim financial information.

31.1 —	Certification by Ron E. Hooper, Senior Vice President and Administrator of Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated May 10, 2006, and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certificate by Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated May 10, 2006, and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS COAL SEAM GAS ROYALTY TRUST

By: BANK OF AMERICA, N.A., Trustee

By:	/s/ RON E. HOOPER

Ron E. Hooper
Senior Vice President and Administrator
(The Trust has no directors or executive officers.)
     Date: May 10, 2006

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT
15.1 —	Letter regarding unaudited interim financial information dated May 8, 2006, from the independent Registered Public Accounting Firm which acknowledges awareness of the use in registration statement of a report on unaudited interim financial information.

31.1 —	Certification by Ron E. Hooper, Senior Vice President and Administrator of Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated May 10, 2006, and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certificate by Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated May 10, 2006, and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).