Form 10-Q
period 2006-06-30
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 2006-08-09
CIK 895007

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of units of beneficial interest outstanding at August 1, 2006: 9,700,000

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
     The financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the “Trustee”) of Williams Coal Seam Gas Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Annual Report”). The December 31, 2005 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2006, the distributable income for the three-month and six-month periods ended June 30, 2006 and 2005, and the changes in trust corpus for the six-month periods ended June 30, 2006 and 2005, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
     The financial statements as of June 30, 2006, and for the three-month and six-month periods ended June 30, 2006 and 2005 included herein have been reviewed by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing herein.

Report of Independent Registered Public Accounting Firm
The Trustee
Williams Coal Seam Gas Royalty Trust
We have reviewed the condensed statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of June 30, 2006, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 2006 and 2005, and the condensed statements of changes in trust corpus for the six-month periods ended June 30, 2006 and 2005. These financial statements are the responsibility of the Trustee’s management.
We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
As described in Note 2 to the financial statements, these financial statements have been prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles.
Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with the basis of accounting described in Note 2.
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
/s/ Ernst & Young LLP
Tulsa, Oklahoma
August 4, 2006

WILLIAMS COAL SEAM GAS ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (UNAUDITED)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Current Assets — cash and cash equivalents	$110,065	$55,586

Royalty interests in oil and gas properties (less accumulated amortization of $129,376,588 at June 30, 2006 and $128,483,605 at December 31, 2005) (Note 2)	9,190,075	10,083,058

TOTAL ASSETS	9,300,140	10,138,644

LIABILITIES AND TRUST CORPUS

Current Liabilities:

Accounts payable	$121,742	$47,475

Trust corpus — 9,700,000 units of beneficial interest authorized and outstanding (Note 2)	9,178,398	10,091,169

TOTAL LIABILITIES AND TRUST CORPUS	$9,300,140	$10,138,644

The accompanying notes are an integral part of these financial statements. See accountants’ review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	June 30, 2006	June 30, 2005
Royalty income (Notes 2 and 7)	$2,925,511	$3,464,252
Interest income	9,937	6,297

Total	2,935,448	3,470,549

General and administrative expenses (Note 4)	(270,240)	(193,782)

Distributable income	$2,665,208	$3,276,767

Distributable income per unit (9,700,000 units) (Note 2)	$.27	$.34

The accompanying notes are an integral part of these financial statements. See accountants’ review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	SIX MONTHS	SIX MONTHS
	ENDED	ENDED
	June 30, 2006	June 30, 2005
Royalty income (Notes 2 and 7)	$8,613,756	$6,998,123
Interest income	28,643	11,645

Total	8,642,399	7,009,768

General and administrative expenses (Note 4)	(620,694)	(590,559)

Distributable income	$8,021,705	$6,419,209

Distributable income per unit (9,700,000 units) (Note 2)	$.83	$.66

The accompanying notes are an integral part of these financial statements. See accountants’ review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	SIX MONTHS	SIX MONTHS
	ENDED	ENDED
	June 30, 2006	June 30, 2005
Trust corpus, beginning of period	$10,091,169	$12,285,070

Amortization of royalty interests (Note 2)	(892,983)	(1,008,091)

Distributable income	8,021,705	6,419,209
Distributions to Unitholders (Note 5)	(8,041,493)	(6,479,765)

Trust corpus, end of period	$9,178,398	$11,216,423

Distributions per unit (9,700,000 units) (Note 5)	$.83	$.67

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
     The Trust was formed to acquire and hold certain net profits interests (the “Royalty Interests”) in proved natural gas properties located in the San Juan Basin of New Mexico and Colorado (the “Underlying Properties”) owned by WPC. The Trust was initially created effective as of December 1, 1992, with a $100 contribution by WPC. On January 21, 1993, the Royalty Interests were conveyed to the Trust by WPC pursuant to the Net Profits Conveyance (the “Conveyance”) entered into effective as of October 1, 1992, by and among WPC, Williams, the Trustee and the Delaware Trustee, in consideration for all the 9,700,000 authorized units of beneficial interest in the Trust (“Units”). WPC transferred its Units by dividend to its parent, Williams, which sold an aggregate of 5,980,000 Units to the public through various underwriters in January and February 1993 (the “Public Offering”). Subsequently, Williams sold to the public an additional 151,209 Units. During the second quarter of 1995, Williams transferred its remaining Units to Williams Holdings of Delaware, Inc. (“WHD”), a separate holding company for Williams’ non-regulated businesses. Effective July 31, 1999, WHD was merged into Williams, and by operation of the merger, Williams assumed all assets, liabilities and obligations of WHD, including without limitation ownership of WHD’s Units. Effective August 11, 2000, Williams sold its Units to Quatro Finale IV LLC, a Delaware limited liability company (“QFIV”), in a privately negotiated transaction. Williams retained the voting rights and retained a “call” option on the transferred Units, and QFIV was granted a “put” option on the Units. Through a series of exercises of its call option, Williams reacquired an aggregate of 3,568,791 Units from December 2001 through June 2003. Williams has informed the Trustee that it has subsequently sold 2,779,500 of these Units through August 1, 2006 and owned a remaining 789,291 Units as of such date.
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
     On October 15, 2002, the New Mexico Oil and Gas Commission (NMOCD) revised the field rules for the Basin Fruitland Coal (Gas) Pool to allow optional second (infill) wells on the standard 320 acre spacing unit in certain designated areas of the pool (the non fairway wells). On July 17, 2003, the NMOCD further modified the field rules for the Basin Fruitland Coal (Gas) Pool to allow these infill wells on the standard 320 acre spacing unit in all areas of the pool. The WI Properties contain 530 infill locations designated as proved locations according to U.S. Securities and Exchange Commission (“SEC”) guidelines. As of June 30, 2006, 349 infill locations are proved developed producing and 181 locations are proved undeveloped. Infill drilling is expected to be substantially completed by the end of 2006.

     As of June 30, 2006, WPC has informed the Trust that their estimate is that the Infill Net Profit Costs exceeded the Infill Net Profit Gross Proceeds by approximately $2,500,000. The Trust will not be liable for such excess costs, and such excess costs will hereafter constitute Excess Infill Net Profit Costs until recovered by WPC. The Trust will not receive its 20 percent interest in WPC’s Infill Net Proceeds until such time as the Infill Net Profits Gross Proceeds exceeds the Infill Net Profit Costs on an aggregate basis. The complete definitions of Infill Net Proceeds, Infill Net Profit Costs, Excess Infill Net Profit Costs, and Infill Net Profit Gross Proceeds are set forth in the Conveyance.
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
4. RELATED PARTY TRANSACTIONS
     Williams provides accounting, bookkeeping and informational services to the Trust in accordance with an Administrative Services Agreement effective December 1, 1992. The fee is $50,000 per quarter, escalating 3 percent each October 1 commencing October 1, 1993. For the three and six month periods ended June 30, 2006, the Trust paid Williams $73,427 and $146,854, respectively, as compared to $71,288 and $140,499 for the comparable periods in 2005. Substantially all production from the WI Properties is sold to a Williams’ subsidiary. Additionally, all royalty income is received from Williams.
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
6. SUBSEQUENT EVENTS
     Subsequent to June 30, 2006, the Trust declared the following distribution:

Quarterly
Record	Payment	Distribution
Date	Date	per Unit
August 14, 2006	August 29, 2006	$.231941
     The distribution per unit was $.231941 attributable to the second quarter of 2006 (payable in the third quarter of 2006) as compared to $.266448 attributable to the first quarter of 2006 (paid in the second quarter of 2006). The decrease in distributions is mainly the result of lower natural gas prices partially offset by the negative effect of a $677,352 retroactive adjustment related to estimates which decreased the second quarter payment during the three month period ended June 30, 2006 as compared to the three month period ended March 31, 2006.
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
     Under the pricing mechanism of the Gas Purchase Contract, when the market price is less than $1.70 per MMBtu (the “Minimum Purchase Price”), the Trust will be paid the Minimum Purchase Price for the gas and an account (the “Price Credit Account”) will be maintained to identify the accrued and unrecouped amount of payments made to the Trust in excess of the market price. Any amounts in the Price Credit Account are subject to future recoupment when the market price exceeds the Minimum Purchase Price. As of June 30, 2006, there were no remaining unrecouped price credits in the Price Credit Account. To the extent there may in the future be a balance in the Price Credit Account, the entitlement to recoup price credits means that if and when the index price is above the Minimum Purchase Price, future royalty income paid to the Trust would be reduced until such time as such Price Credit Account is once again reduced to zero. Corresponding cash distributions to Unitholders would also be reduced.
     While the terms of the Gas Purchase Agreement pricing mechanism remain in place and no balance exists in the Price Credit Account, when the market price for natural gas exceeds $1.94 per MMBtu, the Trust receives only 50 percent of the excess of the market price over the $1.94 price per MMBtu before reduction for gathering, processing and certain other costs. For production months in the first six months of 2006, the index price remained above the Minimum Purchase Price.
     The majority of the production attributable to the Trust is within Federal units. Unit participating areas are formed by pooling production from the participating area. Entitlement to the pooled production is based on each party’s acreage in the participating area divided by the total participating acreage. Wells drilled outside the participating area may create an enlargement to the participating area and a revision of the Unit ownership entitlement. The Bureau of Land Management (“BLM”) must approve Unit participating area expansions. The effective date for Unit expansions is retroactive to the date the well creating the expansion was tested. There were no significant dollar effects of unit expansions affecting royalty income for the six months ended June 30, 2006. However, WPC has informed the Trust that for production periods since October 2005, WPC has been estimating the operating and capital cost components of the Trust’s royalty income. Upon obtaining actual amounts, expected to occur in the third quarter 2006, the Trust will incur an adjustment to royalty income distributed by WPC for the cumulative estimate to actual difference. During 2005, retroactive adjustments were processed on the San Juan 32-9, San Juan 31-6 and San Juan 30-5 Federal Unit. The net effect of these retroactive adjustments favorably impacted royalty income for the second quarter ended June 30, 2005 by approximately $394,000. The revenues presented in the accompanying statements of distributable income are on an entitlement basis and reflect the most recent BLM participating area approvals at June 30, 2006 and 2005 respectively. There are pending or anticipated applications or approvals for additional participating area enlargements that could impact future operating results.
     On January 5, 2001, the State of New Mexico, acting under authority of the Minerals Management Service (“MMS”), a subagency of the United States Department of the Interior, presented WPC with an Audit Issue Letter for the alleged underpayment of royalties in the amount of $948,501, on gas produced from the Underlying Properties due to Federal royalty owners during the time period from January 1992 through December 1996. MMS regulations permit a lessee to deduct from its gross proceeds its reasonable actual costs of transportation and processing to transport the gas from the lease to the point of sale in calculating the market value of its production. The State of New Mexico claims that certain costs of removing and transporting carbon dioxide gas are not deductible. On March 22, 2001, WPC responded to the Audit Issue Letter and contested the State of New Mexico’s claim for additional royalties as being contrary to law. In early November 2001, WPC received from the MMS an Order to Report and Pay Additional Royalties and Perform Restructured Accounting on subsequent periods. The order was dated October 30, 2001. The order requires WPC (1) to pay additional royalties of $943,964 on production related to the audit period of January 1, 1992 through December 31, 1996; (2) to pay an estimated incremental royalty amount of $991,549 for production covering January 1, 1997 through March 31, 2001; and (3) to perform a restructured accounting and pay an additional royalty for months after March 2001. On January 30, 2002, WPC filed its Statement of Reasons in support of its earlier appeal of the Audit Issue Letter. Applying the MMS methodology asserted by the State of New Mexico could potentially result in negative adjustments to amounts previously paid to the Trust. On November 1, 2004, WPC received notice that its appeal was denied in part by the MMS. On January 14, 2005, WPC filed a Complaint for Review of Agency Action and Declaratory Relief requesting the United States District Court for the District of New Mexico hold unlawful and set aside the Assistant Secretary’s October, 2004 decision. A separate but similar matter has been determined unfavorably against another major oil and gas producer in the D.C. circuit court. WPC expects to reach a settlement with the MMS in 2006, and accordingly, has informed the Trust that distributions to the Trust will likely begin to be withheld as early as the fourth quarter 2006 distribution and continue on a quarterly basis in 2007 until the Trust’s share of the obligation has been recovered. WPC has informed the Trust that the estimated Trust portion of the proposed MMS settlement, for production periods through December 2005 and with interest accrued through April 2006, is approximately $4.9 million. Additional retroactive adjustments could be required for production periods after 2005.
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
     The amount of distributable income of the Trust for any quarter may differ from the amount of cash available for distribution to Unitholders in such quarter due to differences in the treatment of the expenses of the Trust in the determination of those amounts. The financial statements of the Trust are prepared on a modified cash basis pursuant to which general and administrative expenses of the Trust are recognized when incurred whereas royalty income is recognized when received. Consequently, the reported distributable income of the Trust for any quarter is determined by deducting from the income received by the Trust the amount of expenses incurred by the Trust during such quarter. The amount of cash available for distribution to Unitholders, however, is determined in accordance with the provisions of the

Trust Agreement and reflects the deduction from the income actually received by the Trust of the amount of expenses actually paid by the Trust and adjustments for changes in reserves for unpaid liabilities. See Note 5 to the financial statements of the Trust appearing elsewhere in this Form 10-Q for additional information regarding the determination of the amount of cash available for distribution to Unitholders.
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
Three Months and Six Months Ended June 30, 2006 Compared to Three Months and Six Months Ended June 30, 2005
     For the quarter ended June 30, 2006, royalty income received by the Trust amounted to $2,925,511 as compared to $3,464,252 received for the same quarter in 2005. The 2006 royalty income includes the negative effect of a $677,352 retroactive adjustment related to estimated gross proceeds, volumes and royalties, which benefited the first quarter 2006 royalty income. Additionally, the decrease in royalty income is due to lower production offset by increased natural gas prices. Production related to the royalty income received by the Trust in the second quarter of 2006 was 922,608 MMBtu as compared to 1,362,396 MMBtu for the second quarter 2005, which was increased by prior period adjustments. As described above in Note 7, the royalty income and production quantities include the effects of retroactive adjustments. These retroactive adjustments result from unit expansions on certain Federal Units.
     Royalty income for the six months ended June 30, 2006 was $8,613,756 as compared to $6,998,123 for the same period in 2005. Production related to the royalty income received by the Trust for the six months ended June 30, 2006 was 2,219,715 MMBtu as compared to 2,723,892 MMBtu for the six months ended June 30, 2005. As described above in Note 7, the royalty income and production quantities include the effects of retroactive adjustments. The decrease in production volume was offset by higher natural gas prices compared to the previous year. The effects of this resulted in higher royalty income for the six months ended June 30, 2006.
     Interest income for the three month and six month periods ended June 30, 2006 was significantly higher due to higher interest rates compared to the same periods in 2005. General and administrative expenses for the three month period ended June 30, 2006 were higher compared to the same period in 2005 due to accruing payments of printing expenses of approximately $80,000 in 2006. General and administrative expenses for the six month period ended June 30, 2006 were significantly higher compared to the same period in 2005 due to increased unitholder reporting.
     Distributable income for the quarter ended June 30, 2006 was $2,665,208 or $.27 per Unit compared to $3,276,767 or $.34 per Unit for the same quarter in 2005. This decrease was the result of lower royalty income as previously described. A distribution of $.266448 per Unit was made on May 30, 2006 to Unitholders of record on May 15, 2006. Distributable income for the six months ended June 30, 2006 was $8,021,705 as compared to $6,419,209 for the same period in 2005. This increase was the result of lower production volumes offset by higher natural gas prices in 2006 than in 2005.
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
     Royalty income received by the Trust in a given calendar quarter will generally reflect the sum of (i) proceeds from the sale of gas produced from the WI Properties during the preceding calendar quarter, plus (ii) cash received by WPC with respect to the Farmout Properties either (a) during the preceding calendar quarter or (b) if received in sufficient time to be paid to the Trust, in the month immediately following such calendar quarter. Accordingly, the royalty income included in distributable income for the quarter ended June 30, 2006, was based on production volumes and natural gas prices for the period January 2006 through March 2006, as shown in the table below. Due to delays associated with the receipt of income related to the Farmout Properties, the Trust’s royalty income for the second quarter of 2006 reflects estimated production volumes from the Farmout Properties for the months of December 2005 through February 2006, as shown in the table below. The net production volumes included in the table below are for production attributable to net profits of the Underlying Properties, and not for production attributable to the Trust’s Royalty Interests.

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005
Production (MMBtu) (1)
WI Properties	1,189,294 (2)	1,866,668 (3)
Farmout Properties	348,386	403,992

Blanco Hub Spot Price ($/MMBtu) (4)	$7.16	$5.44

Net Wellhead Price WI Properties ($/MMBtu) (4)	$3.07	$2.45

(1)	Million British Thermal Units.

(2)	Includes unfavorable retroactive adjustments of (267,460) MMBtu.

(3)	Includes favorable retroactive adjustments of 255,411 MMBtu.

(4)	Weighted average of estimates for the months included in the period presented.

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
     For the six months ended June 30, 2006, which is based on production volumes and natural gas prices for the three months ended March 31, 2006, the Blanco Hub Spot Price was above $2.00 per MMBtu, and therefore the applicable index price under the Gas Purchase Contract, which is equal to 97% of the Blanco Hub Spot Price, was above $1.94 per MMBtu through such period. In general, under the Gas Purchase Contract, the Trust only receives the benefit of 50 percent of any amount by which the applicable index price exceeds $1.94 per MMBtu. Consequently, pursuant to the terms of the Gas Purchase Contract, WPX Gas Resources paid WPC an amount for gas purchased equal to $1.94 per MMBtu, less the costs paid by WPX Gas Resources to gather and process such gas and deliver it to specified delivery points plus 50 percent of the excess of the applicable index price over $1.94 per MMBtu. The Blanco Hub Spot Price remained above $2.00 per MMBtu in July 2006.
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
PART II — OTHER INFORMATION
Items 1 through 5.
     Not applicable.
Item 6. Exhibits.
     The exhibits listed below are filed as part of this report:

EXHIBIT
NUMBER	EXHIBIT
15.1 —	Letter regarding unaudited interim financial information dated August 4, 2006, from the independent Registered Public Accounting Firm which acknowledges awareness of the use in registration statement of a report on unaudited interim financial information.

31.1 —	Certification by Ron E. Hooper, Senior Vice President and Administrator of Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated August 9, 2006, and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certificate by Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated August 9, 2006, and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS COAL SEAM GAS ROYALTY TRUST

By:	BANK OF AMERICA, N.A., Trustee

	By:	/s/ RON E. HOOPER
Ron E. Hooper
Senior Vice President and Administrator
(The Trust has no directors or executive officers.)
Date: August 9, 2006

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT
15.1 —	Letter regarding unaudited interim financial information dated August 4, 2006, from the independent Registered Public Accounting Firm which acknowledges awareness of the use in registration statement of a report on unaudited interim financial information.

31.1 —	Certification by Ron E. Hooper, Senior Vice President and Administrator of Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated August 9, 2006, and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certificate by Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated August 9, 2006, and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).