Form 10-Q
period 2006-09-30
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 2006-11-07
CIK 895007

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
or

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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of units of beneficial interest outstanding at November 1, 2006: 9,700,000

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
     The financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the “Trustee”) of Williams Coal Seam Gas Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 Annual Report”). The December 31, 2005 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2006, the distributable income for the three-month and nine-month periods ended September 30, 2006 and 2005, and the changes in trust corpus for the nine-month periods ended September 30, 2006 and 2005, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
     The financial statements as of September 30, 2006, and for the three-month and nine-month periods ended September 30, 2006 and 2005 included herein have been reviewed by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing herein.

Report of Independent Registered Public Accounting Firm
The Trustee
Williams Coal Seam Gas Royalty Trust
We have reviewed the condensed statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of September 30, 2006, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 2006 and 2005, and the condensed statements of changes in trust corpus for the nine-month periods ended September 30, 2006 and 2005. These financial statements are the responsibility of the Trustee’s management.
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
/s/ Ernst & Young LLP
Tulsa, Oklahoma
November 3, 2006

WILLIAMS COAL SEAM GAS ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (UNAUDITED)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Current Assets — cash and cash equivalents	$41,277	$55,586

Royalty interests in oil and gas properties (less accumulated amortization of $129,779,829 at September 30, 2006 and $128,483,605 at December 31, 2005) (Note 2)	8,786,834	10,083,058

TOTAL ASSETS	8,828,111	10,138,644

LIABILITIES AND TRUST CORPUS

Current Liabilities:

Accounts payable	$40,702	$47,475

Trust corpus — 9,700,000 units of beneficial interest authorized and outstanding (Note 2)	8,787,409	10,091,169

TOTAL LIABILITIES AND TRUST CORPUS	$8,828,111	$10,138,644

The accompanying notes are an integral part of these financial statements. See accountants’ review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	September 30, 2006	September 30, 2005
Royalty income (Notes 2 and 7)	$2,398,353	$3,663,181
Interest income	10,754	6,970

Total	2,409,107	3,670,151

General and administrative expenses (Note 4)	(147,028)	(178,916)

Distributable income	$2,262,079	$3,491,235

Distributable income per unit (9,700,000 units) (Note 2)	$.23	$.36

The accompanying notes are an integral part of these financial statements. See accountants’ review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	NINE MONTHS	NINE MONTHS
	ENDED	ENDED
	September 30, 2006	September 30, 2005
Royalty income (Notes 2 and 7)	$11,012,109	$10,661,304
Interest income	39,397	18,615

Total	11,051,506	10,679,919

General and administrative expenses (Note 4)	(767,722)	(769,475)

Distributable income	$10,283,784	$9,910,444

Distributable income per unit (9,700,000 units) (Note 2)	$1.06	$1.02

The accompanying notes are an integral part of these financial statements. See accountants’ review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	NINE MONTHS	NINE MONTHS
	ENDED	ENDED
	September 30, 2006	September 30, 2005
Trust corpus, beginning of period	$10,091,169	$12,285,070

Amortization of royalty interests (Note 2)	(1,296,224)	(1,510,578)

Distributable income	10,283,784	9,910,444
Distributions to Unitholders (Note 5)	(10,291,320)	(9,950,822)

Trust corpus, end of period	$8,787,409	$10,734,114

Distributions per unit (9,700,000 units) (Note 5)	$1.06	$1.03

The accompanying notes are an integral part of these financial statements. See accountants’ review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
1. TRUST ORGANIZATION AND PROVISIONS
     Williams Coal Seam Gas Royalty Trust (the “Trust”) was formed as a Delaware business trust pursuant to the terms of the Trust Agreement of Williams Coal Seam Gas Royalty Trust (as amended, the “Trust Agreement”) entered into effective as of December 1, 1992, by and among Williams Production Company, a Delaware corporation (“WPC”), as trustor; The Williams Companies, Inc., a Delaware corporation (“Williams”), as sponsor; Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), a national banking association (the “Trustee”); and Chase Bank (as successor to Chemical Bank Delaware), a Delaware banking corporation (the “Delaware Trustee”) (the “Trustee” and the “Delaware Trustee” are sometimes referred to collectively as the “Trustees”). The Trustees are independent financial institutions.
     The Trust was formed to acquire and hold certain net profits interests (the “Royalty Interests”) in proved natural gas properties located in the San Juan Basin of New Mexico and Colorado (the “Underlying Properties”) owned by WPC. The Trust was initially created effective as of December 1, 1992, with a $100 contribution by WPC. On January 21, 1993, the Royalty Interests were conveyed to the Trust by WPC pursuant to the Net Profits Conveyance (the “Conveyance”) entered into effective as of October 1, 1992, by and among WPC, Williams, the Trustee and the Delaware Trustee, in consideration for all the 9,700,000 authorized units of beneficial interest in the Trust (“Units”). WPC transferred its Units by dividend to its parent, Williams, which sold an aggregate of 5,980,000 Units to the public through various underwriters in January and February 1993 (the “Public Offering”). Subsequently, Williams sold to the public an additional 151,209 Units. During the second quarter of 1995, Williams transferred its remaining Units to Williams Holdings of Delaware, Inc. (“WHD”), a separate holding company for Williams’ non-regulated businesses. Effective July 31, 1999, WHD was merged into Williams, and by operation of the merger, Williams assumed all assets, liabilities and obligations of WHD, including without limitation, ownership of WHD’s Units. Effective August 11, 2000, Williams sold its Units to Quatro Finale IV LLC, a Delaware limited liability company (“QFIV”), in a privately negotiated transaction. Williams retained the voting rights and retained a “call” option on the transferred Units, and QFIV was granted a “put” option on the Units. Through a series of exercises of its call option, Williams reacquired an aggregate of 3,568,791 Units from December 2001 through June 2003. Williams has informed the Trustee that it has subsequently sold 2,779,500 of these Units through November 1, 2006 and owned a remaining 789,291 Units as of such date.
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
     On October 15, 2002, the New Mexico Oil and Gas Commission (NMOCD) revised the field rules for the Basin Fruitland Coal (Gas) Pool to allow optional second (infill) wells on the standard 320 acre spacing unit in certain designated areas of the pool (the non fairway wells). On July 17, 2003, the NMOCD further modified the field rules for the Basin Fruitland Coal (Gas) Pool to allow these infill wells on the standard 320 acre spacing unit in all areas of the pool. The WI Properties contain 530 infill locations designated as proved locations according to U.S. Securities and Exchange Commission (“SEC”) guidelines. As of September 30, 2006, 382 infill locations are proved developed producing and 148 locations are proved undeveloped. Infill drilling is expected to be substantially completed by the end of 2006.

     As of September 30, 2006, WPC has informed the Trustee that its estimate is that the Infill Net Profit Costs exceeded the Infill Net Profit Gross Proceeds by approximately $5,200,000. The Trust will not be liable for such excess costs, and such excess costs will hereafter constitute Excess Infill Net Profit Costs until recovered by WPC. The Trust will not receive its 20 percent interest in WPC’s Infill Net Proceeds until such time as the Infill Net Profits Gross Proceeds exceeds the Infill Net Profit Costs on an aggregate basis. The complete definitions of Infill Net Proceeds, Infill Net Profit Costs, Excess Infill Net Profit Costs, and Infill Net Profit Gross Proceeds are set forth in the Conveyance.
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

4. RELATED PARTY TRANSACTIONS
     Williams provides accounting, bookkeeping and informational services to the Trust in accordance with an Administrative Services Agreement effective December 1, 1992. The fee is $50,000 per quarter, escalating 3 percent each October 1 commencing October 1, 1993. For the three and nine month periods ended September 30, 2006, the Trust paid Williams $73,426 and $220,280, respectively, as compared to $71,288 and $213,864 for the comparable periods in 2005. Substantially all production from the WI Properties is sold to a Williams’ subsidiary. Additionally, all royalty income is received from Williams.
     The interests of Williams and its affiliates and the interests of the Trust and the Unitholders with respect to the Underlying Properties could at times be different. As a working interest owner in the WI Properties, WPC could have interests that conflict with the interests of the Trust and Unitholders. For example, such conflicts could be due to a number of factors including, but not limited to, future budgetary considerations and the absence of any contractual obligation on the part of WPC to spend for development of the WI Properties, except as noted herein. Such decisions may have the effect of changing the amount or timing of future distributions to Unitholders. WPC’s interests may also conflict with those of the Trust and Unitholders in situations involving the sale or abandonment of Underlying Properties. WPC has the right at any time to sell any of the Underlying Properties subject to the Royalty Interests and, under certain circumstances, may abandon any of the WI Properties. Such sales or abandonment may not be in the best interests of the Trust. In addition, WPX Gas Resources (hereinafter defined) has the right, exercisable in its sole discretion, to terminate its Minimum Purchase Price (hereinafter defined) commitment under the Gas Purchase Contract (hereinafter defined), Williams’ interest could conflict with those of the Trust and Unitholders to the extent the interests of WPX Gas Resources, under the Gas Purchase Contract, or Williams Field Services Company and WPX Gas Resources, under the Gas Gathering Contract, differ from the interests of the Trust and the Unitholders. Except for amendments to the Gas Gathering Contract or Gas Purchase Contract that must be approved by the vote of a majority of the Unitholders present at a meeting at which a quorum is present if such amendment would materially adversely affect Trust revenues, no mechanism or procedure has been included to resolve potential conflicts of interest between the Trust, Williams, WPC or their affiliates.
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
6. SUBSEQUENT EVENTS
     Subsequent to September 30, 2006, the Trust declared the following distribution:

Quarterly
Record	Payment	Distribution
Date	Date	per Unit
November 14, 2006	November 29, 2006	$.282846
     The distribution per unit was $.282846 attributable to the third quarter of 2006 (payable in the fourth quarter of 2006) as compared to $.231941 attributable to the second quarter of 2006 (paid in the third quarter of 2006). The increase in distributions is mainly the result of higher natural gas prices during the three month period ended September 30, 2006 as compared to the three month period ended June 30, 2006, and includes approximately $200,000 related to WPC’s estimate to actual adjustment of the prior period operating cost component of the Trust’s royalty income (see Note 7).
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

     Under the pricing mechanism of the Gas Purchase Contract, when the market price is less than $1.70 per MMBtu (the “Minimum Purchase Price”), the Trust will be paid the Minimum Purchase Price for the gas and an account (the “Price Credit Account”) will be maintained to identify the accrued and unrecouped amount of payments made to the Trust in excess of the market price. Any amounts in the Price Credit Account are subject to future recoupment when the market price exceeds the Minimum Purchase Price. As of September 30, 2006, there were no remaining unrecouped price credits in the Price Credit Account. To the extent there may in the future be a balance in the Price Credit Account, the entitlement to recoup price credits means that, if and when the index price is above the Minimum Purchase Price, future royalty income paid to the Trust would be reduced until such time as such Price Credit Account is once again reduced to zero. Corresponding cash distributions to Unitholders would also be reduced.
     While the terms of the Gas Purchase Agreement pricing mechanism remain in place and no balance exists in the Price Credit Account, when the market price for natural gas exceeds $1.94 per MMBtu, the Trust receives only 50 percent of the excess of the market price over the $1.94 price per MMBtu before reduction for gathering, processing and certain other costs. For production months in the first nine months of 2006, the index price remained above the Minimum Purchase Price.
     The majority of the production attributable to the Trust is within Federal units. Unit participating areas are formed by pooling production from the participating area. Entitlement to the pooled production is based on each party’s acreage in the participating area divided by the total participating acreage. Wells drilled outside the participating area may create an enlargement to the participating area and a revision of the Unit ownership entitlement. The Bureau of Land Management (“BLM”) must approve Unit participating area expansions. The effective date for Unit expansions is retroactive to the date the well creating the expansion was tested. There were no significant unit expansions affecting royalty income for the nine months ended September 30, 2006. However, WPC has informed the Trustee that for production periods since October 2005 through June 2006, WPC has been estimating the operating and capital cost components of the Trust’s royalty income. Upon obtaining actual amounts, the Trust will incur adjustments to royalty income distributed by WPC for the cumulative estimate to actual differences. During 2005, retroactive adjustments were processed on the San Juan 32-9, San Juan 31-6 and San Juan 30-5 Federal Units. These retroactive adjustments included a favorable impact from unit expansions and an unfavorable impact from additional adjustments related to the correction of estimates to actual. The net effect of these retroactive adjustments increased royalty income by approximately $103,117 and $477,483 for the three month and nine month periods ended September 30, 2005 respectively. The revenues presented in the accompanying statements of distributable income are on an entitlement basis and reflect the most recent BLM participating area approvals at September 30, 2006 and 2005 respectively. There are pending or anticipated applications or approvals for additional participating area enlargements that could impact future operating results.
     On January 5, 2001, the State of New Mexico, acting under authority of the Minerals Management Service (“MMS”), a subagency of the United States Department of the Interior, presented WPC with an Audit Issue Letter for the alleged underpayment of royalties in the amount of $948,501, on gas produced from the Underlying Properties due to Federal royalty owners during the time period from January 1992 through December 1996. MMS regulations permit a lessee to deduct from its gross proceeds its reasonable actual costs of transportation and processing to transport the gas from the lease to the point of sale in calculating the market value of its production. The State of New Mexico claims that certain costs of removing and transporting carbon dioxide gas are not deductible. On March 22, 2001, WPC responded to the Audit Issue Letter and contested the State of New Mexico’s claim for additional royalties as being contrary to law. In early November 2001, WPC received from the MMS an Order to Report and Pay Additional Royalties and Perform Restructured Accounting on subsequent periods. The order was dated October 30, 2001. The order requires WPC (1) to pay additional royalties of $943,964 on production related to the audit period of January 1, 1992 through December 31, 1996; (2) to pay an estimated incremental royalty amount of $991,549 for production covering January 1, 1997 through March 31, 2001; and (3) to perform a restructured accounting and pay an additional royalty for months after March 2001. On January 30, 2002, WPC filed its Statement of Reasons in support of its earlier appeal of the Audit Issue Letter. Applying the MMS methodology asserted by the State of New Mexico could potentially result in negative adjustments to amounts previously paid to the Trust. On November 1, 2004, WPC received notice that its appeal was denied in part by the MMS. On January 14, 2005, WPC filed a Complaint for Review of Agency Action and Declaratory Relief requesting the United States District Court for the District of New Mexico hold unlawful and set aside the Assistant Secretary’s October 2004 decision. A separate but similar matter has been determined unfavorably against another major oil and gas producer in the D.C. circuit court. WPC has informed the Trustee that it expects to reach a settlement with the MMS in 2006, and accordingly, has informed the Trustee that distributions to the Trust will likely begin to be withheld as early as the first quarter 2007 distribution and continue on a quarterly basis in 2007 until the Trust’s share of the obligation has been recovered. WPC has informed the Trustee that the estimated Trust portion of the proposed MMS settlement, for production periods through September 2006 is approximately $5.2 million. This includes approximately $300,000 of retroactive adjustments for production periods January 2006 through September 2006.
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
Three Months and Nine Months Ended September 30, 2006 Compared to Three Months and Nine Months Ended September 30, 2005
     For the quarter ended September 30, 2006, royalty income received by the Trust amounted to $2,398,353 as compared to $3,663,181 received for the same quarter in 2005. The decrease in royalty income is primarily due to lower production and lower natural gas prices. Production related to the royalty income received by the Trust in the third quarter of 2006 was 1,000,364 MMBtu as compared to 1,363,285 MMBtu for the same quarter in 2005. As described in Note 7, the royalty income and production quantities include the effects of retroactive adjustments. These retroactive adjustments result from unit expansions on certain Federal Units.
     Royalty income for the nine months ended September 30, 2006 was $11,012,109 as compared to $10,661,304 for the same period in 2005. Production related to the royalty income received by the Trust for the nine months ended September 30, 2006 was 3,220,079 MMBtu as compared to 4,087,177 MMBtu for the nine months ended September 30, 2005. As described above in Note 7, the royalty income and production quantities include the effects of retroactive adjustments. The higher natural gas prices were offset by lower production volumes compared to the previous year. The effects of this resulted in higher royalty income for the nine months ended September 30, 2006.
     Interest income for the three month and nine month periods ended September 30, 2006 was significantly higher due to higher interest rates compared to the same periods in 2005. General and administrative expenses for the three month period ended September 30, 2006 decreased by $31,000 compared to the same period in 2005. General and administrative expenses for the nine month period ended September 30, 2006 decreased by $2,000 compared to the same period in 2005 due to reduced Unitholder expense.
     Distributable income for the quarter ended September 30, 2006 was $2,262,079 or $.23 per Unit compared to $3,491,235 or $.36 per Unit for the same quarter in 2005. This decrease was the result of lower production volumes and lower natural gas prices. A distribution of $0.282846 per Unit will be made on November 29, 2006 to Unitholders of record on

November 14, 2006. Distributable income for the nine months ended September 30, 2006 was $10,283,784 or $1.06 per Unit as compared to $9,910,444 or $1.02 per Unit for the same period in 2005. This increase was the result of lower production volumes offset by higher natural gas prices in 2006 than in 2005.
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
     Royalty income received by the Trust in a given calendar quarter will generally reflect the sum of (i) proceeds from the sale of gas produced from the WI Properties during the preceding calendar quarter, plus (ii) cash received by WPC with respect to the Farmout Properties either (a) during the preceding calendar quarter or (b) if received in sufficient time to be paid to the Trust, in the month immediately following such calendar quarter. Accordingly, the royalty income included in distributable income for the quarter ended September 30, 2006, was based on production volumes and natural gas prices for the period April 2006 through June 2006, as shown in the table below. Due to delays associated with the receipt of income related to the Farmout Properties, the Trust’s royalty income for the third quarter of 2006 reflects estimated production volumes from the Farmout Properties for the months of March 2006 through May 2006, as shown in the table below. The net production volumes included in the table below are for production attributable to net profits of the Underlying Properties, and not for production attributable to the Trust’s Royalty Interests.

	Three Months	Three Months
	Ended	Ended
	June 30, 2006	June 30, 2005
Production (MMBtu) (1)
WI Properties	1,298,223 (2)	1,880,450 (3)
Farmout Properties	369,051	391,692

Blanco Hub Spot Price ($/MMBtu) (4)	$5.34	$5.96

Net Wellhead Price WI Properties ($/MMBtu) (6)	$2.20	$2.68

(1)	Million British Thermal Units.

(2)	Includes favorable retroactive adjustments of 11,663 MMBtu.

(3)	Includes favorable retroactive adjustments of 82,441 MMBtu.

(4)	Weighted average of estimates for the months included in the period presented.
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
     For the nine months ended September 30, 2006, which is based on production volumes and natural gas prices for the nine months ended June 30, 2006, the Blanco Hub Spot Price was above $2.00 per MMBtu, and therefore the applicable index price under the Gas Purchase Contract, which is equal to 97% of the Blanco Hub Spot Price, was above $1.94 per MMBtu through such period. In general, under the Gas Purchase Contract, the Trust only receives the benefit of 50 percent of any amount by which the applicable index price exceeds $1.94 per MMBtu. Consequently, pursuant to the terms of the Gas Purchase Contract, WPX Gas Resources paid WPC an amount for gas purchased equal to $1.94 per MMBtu, less the costs paid by WPX Gas Resources to gather and process such gas and deliver it to specified delivery points plus 50 percent of the excess of the applicable index price over $1.94 per MMBtu. The Blanco Hub Spot Price remained above $2.00 per MMBtu in October 2006.
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
PART II — OTHER INFORMATION
Items 1 through 5.
     Not applicable.
Item 6. Exhibits.
     The exhibits listed below are filed as part of this report:

EXHIBIT
NUMBER	EXHIBIT

15.1 —	Letter regarding unaudited interim financial information dated November 3, 2006, from the Independent Registered Public Accounting Firm which acknowledges awareness of the use in registration statement of a report on unaudited interim financial information.

31.1 —	Certification by Ron E. Hooper, Senior Vice President and Administrator of Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated November 7, 2006, and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certificate by Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated November 7, 2006, and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS COAL SEAM GAS ROYALTY TRUST

By: BANK OF AMERICA, N.A., Trustee

By:	/s/ RON E. HOOPER
Ron E. Hooper
Senior Vice President and Administrator

(The Trust has no directors or executive officers.)
Date: November 7, 2006

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT

15.1 —	Letter regarding unaudited interim financial information dated November 3, 2006, from the Independent Registered Public Accounting Firm which acknowledges awareness of the use in registration statement of a report on unaudited interim financial information.

31.1 —	Certification by Ron E. Hooper, Senior Vice President and Administrator of Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated November 7, 2006, and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certificate by Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated November 7, 2006, and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).