Form 10-K
period 2006-12-31
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 2007-03-15
CIK 895007

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
     Yes ☐   No ☑
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
     Yes ☐   No ☑
     The aggregate market value of the registrant’s units of beneficial interest outstanding (based on the closing sale price on the New York Stock Exchange on June 30, 2006, held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $135,264,563.
     At March 1, 2007, there were 9,700,000 units of beneficial interest outstanding.
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
     “December 31, 2006 Reserve Report” means the Reserve Report, dated January 31, 2007, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of December 31, 2006, prepared by Miller and Lents, Ltd., independent petroleum engineers, a copy of which is filed as an exhibit to this Form 10-K.
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
Creation and Organization of the Trust
     The Trust was formed effective as of December 1, 1992 under Delaware law pursuant to the terms of the Trust Agreement to acquire and hold certain net profits interests (the “Royalty Interests”) in proved natural gas properties located in the San Juan Basin of New Mexico and Colorado (the “Underlying Properties”). The Royalty Interests were conveyed to the Trust on January 21, 1993, pursuant to the Conveyance, for the benefit of the Unitholders. All of the authorized units of beneficial interest in the Trust (“Units”) were issued to WPC on January 21, 1993. On that date, WPC transferred its Units to its parent, Williams, by dividend. Williams, in turn, sold, by means of a prospectus dated January 13, 1993, 5,200,000 Units on January 21, 1993, and an additional 780,000 Units on February 16, 1993, to the public through various underwriters (the “Public Offering”). In the second quarter of 1993, Williams sold an additional 151,209 Units. During the second quarter of 1995, Williams transferred its Units to Williams Holdings of Delaware, Inc. (“WHD”), a separate holding company for Williams’ non-regulated businesses. Effective July 31, 1999, WHD was merged into Williams, and by operation of the merger, Williams assumed all assets, liabilities and obligations of WHD, including without limitation ownership of WHD’s Units. Effective August 11, 2000, Williams sold its Units to Quatro Finale IV LLC, a Delaware limited liability company (“QFIV”), in a privately-negotiated transaction. Williams retained the voting rights and retained a “call” option on the transferred Units, and QFIV was granted a “put” option on the Units. Through a series of exercises of its call option, Williams reacquired an aggregate of 3,568,791 Units from December 2001 through June 2003. Williams has informed the Trustee that it has subsequently sold 2,779,500 of these Units through March 1, 2007 and owned a remaining 789,291 Units as of such date.
     Except for the commitment by WPC to pay the costs incurred to place into production certain proved nonproducing wells, neither WPC, Quatro Finale nor the operators of the Underlying Properties have any contractual commitment to the Trust to further develop the Underlying Properties, to remain as operator with respect to any of the leases on the Underlying Properties or to maintain their ownership interest in any of the properties. However, WPC retained an interest in each of the Underlying Properties immediately after conveyance of the Royalty Interests to the Trust. As described under “Item 2 —The Royalty Interests,” effective May 1, 1997, WPC sold the Underlying Properties subject to and burdened by the Royalty Interests to Quatro Finale LLC, an unaffiliated Delaware limited liability company. Ownership of the Underlying Properties reverted back to WPC effective February 1, 2001, pursuant to the terms of the May 1, 1997 transaction. Pursuant to a Purchase and Sale Agreement dated March 14, 2001 (the “2001 Transaction Agreement”), and effective March 1, 2001, WPC sold the Underlying Properties subject to and burdened by the Royalty Interests to Quatro Finale V LLC, an unaffiliated Delaware limited liability company. The sale of the Underlying Properties is expressly permitted under the Trust Agreement. Effective January 1, 2003, ownership of the Underlying Properties once again reverted back to WPC after it exercised its right to repurchase interests in the Underlying Properties from Quatro Finale V LLC pursuant to the 2001 Transaction Agreement (as defined in “Item 2—Properties—The Royal Interests”). Unless otherwise dictated by context, references herein to WPC with respect to the ownership of the Underlying Properties for any period from May 1, 1997 through February 28, 2001, and for the period from March 1, 2001 through January 1, 2003, shall be deemed to refer to Quatro Finale. For a description of the Underlying Properties and other information relating to such properties, see “Item 2—Properties—The Royalty Interests.”
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
     On October 15, 2002 the New Mexico Oil and Gas Commission (NMOCD) revised the field rules for the Basin Fruitland Coal (Gas) Pool to allow optional second (infill) wells on the standard 320-acre spacing unit in certain designated areas of the pool (the non-fairway wells). On July 17, 2003, the NMOCD further modified the field rules for the Basin Fruitland Coal (Gas) Pool to allow these infill wells on the standard 320-acre spacing unit in all areas of the pool. The WI Properties contain 522 infill locations designated as proved locations according to U.S. Securities and Exchange Commission (“SEC”) guidelines. As of December 31, 2006, 406 infill locations are proved developed producing and 116 locations are proved undeveloped. Based on estimated costs from the 2006 reserve report, the majority of infill drilling is expected to be completed by the end of 2007.
     As of December 31, 2006, WPC has informed the Trustee that its estimate is that the Infill Net Profit Costs exceeded the Infill Net Profit Gross Proceeds by $7,353,000. The Trust will not be liable for such excess costs, and such excess costs will hereafter constitute Excess Infill Net Profit Costs until recovered by WPC. The Trust will not receive its 20 percent interest in WPC’s Infill Net Proceeds until such time as the Infill Net Profits Gross Proceeds exceeds the Infill Net Profit Costs on an aggregate basis.
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
Termination and Liquidation of the Trust
     The Trust was not permitted to terminate prior to January 1, 2003, except upon the affirmative vote of the holders of not less than 75 percent of the outstanding Units to liquidate the Trust. On and after January 1, 2003, the Trust will terminate upon the first to occur of (i) an affirmative vote of the holders of not less than a majority of the outstanding Units to liquidate the Trust; (ii) such time as the ratio of the cash amounts received by the Trust from the Royalty Interests (excluding deductions for capital expenditures for enhanced recovery or similar operations on the WI Properties) to administrative costs of the Trust is less than 1.2 to 1.0 for three consecutive calendar quarters; (iii) such time as the Royalty Interests held by the Trust have been sold by the Trust; (iv) March 1 of any calendar year if, based on a reserve report as of December 31 of the prior year, it is determined that, as of such date, the net present value (discounted at 10 percent) of the estimated future net revenues (calculated in accordance with criteria established by the SEC but using the average monthly Blanco Hub Spot Price (as defined; see “Item 2—Properties—The Royalty Interests—Gas Purchase Contract”)) of proved reserves attributable to the Royalty Interests is equal to or less than $30 million; and (v) December 31, 2012 (the date of any such occurrence is referred to herein as the “Termination Date”). Following termination, the Trustee and the Delaware Trustee will continue to act as trustees of the Trust until all remaining Trust assets have been sold and the net proceeds from such sales distributed to Unitholders.
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
DESCRIPTION OF UNITS
     Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 1, 2007, there were 9,700,000 Units outstanding. The Trust may not issue additional Units.

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
Website/SEC Filings
     The Trust maintains an Internet Website (www.wtu-williamscoalseamgastrust.com), and as a result provides free of charge website access to its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports as soon as reasonably practicable after it electronically files with or furnishes such material to the SEC.
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

Classification and Taxation of the Trust	The Trust is a grantor trust for Federal tax purposes and not an association taxable as a corporation. As a grantor trust, the Trust is not subject to Federal income tax. There can be no assurance that the IRS will not challenge this treatment. The tax treatment of the Trust and Unitholders would be materially different if the IRS were to successfully challenge this treatment.

Taxation of Unitholders	Each Unitholder is taxed directly on his proportionate share of income, deductions and credits of the Trust attributable to the Royalty Interests consistent with such Unitholder’s taxable year and method of accounting, and without regard to the taxable year or method of accounting employed by the Trust.

Income and Deductions	The income of the Trust consists primarily of a specified share of the proceeds from the sale of coal seam gas produced from the Underlying Properties. During 2006, the Trust earned interest income on funds held for distribution and made adjustments to the cash reserve maintained for the payment of contingent or future obligations of the Trust. The deductions of the Trust consist of severance taxes and administrative expenses. In addition, each Unitholder is entitled to depletion deductions. See “Unitholder’s

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
     Demand for natural gas has increased recently because of late winter conditions. This increase was in response to stronger domestic economic conditions, relatively higher prices for alternative energy sources such as crude oil, and other factors. Increased demand has recently resulted in higher prices for natural gas. In addition, in the recent short term, demand for natural gas production in the United States has generally resulted in higher natural gas prices. The existence or effect of any shortages or excesses of natural gas production capacity as may exist in the future cannot be predicted with certainty. See “Item 2—Properties—The Royalty Interests—Historical Gas Sales Prices and Production.”
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
     When natural gas prices decline, the Trust is affected in two ways. First, net income from the Royalty Interests is reduced. Second, exploration and development activity on the Underlying Properties may decline as some projects may become uneconomic and are either delayed or eliminated. It is impossible to predict future natural gas price movements, and this reduces the predictability of future cash distributions to Unitholders. Approximately 90 percent of the natural gas produced from the WI Properties, which generates most of the natural gas produced burdened by the Trust’s Royalty Interests, is currently being sold pursuant to the Gas Purchase Contract entered into at the inception of the Trust whereby a subsidiary of Williams purchases the gas in accordance with a contractual pricing mechanism. At present, this contract is year-to-year and may be terminated at the end of any calendar year upon notice, and could be terminated as soon as December 31, 2007. Under this agreement, the adverse impact on Trust revenues and, therefore, cash available for distribution to Unitholders, that would otherwise result from low natural gas prices is somewhat mitigated. However, the gas purchase agreement may significantly reduce Trust revenues and, therefore, cash available for distribution to Unitholders, that would otherwise result from high natural gas prices. There is no assurance that the gas purchase contract will remain in effect after December 31, 2007. If it is terminated, revenues of the Trust and, therefore, cash available for distribution to Unitholders, will become increasingly susceptible to fluctuations resulting from changes in prevailing natural gas prices.
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
     The Trust will be terminated and the Trustee must sell the Royalty Interest if (i) the holders of a majority or more of the outstanding Units approve the sale or vote to terminate the Trust; (ii) the ratio of the cash amounts received by the Trust from the Royalty Interests (excluding deductions for capital expenditures for enhanced recovery or similar operations on the WI Properties) to administrative costs of the Trust is less than 1.2 to 1.0 for three consecutive calendar quarters; (iii) such time as the Royalty Interests held by the Trust have been sold by the Trust; (iv) March 1 of any calendar year if, based on a reserve report as of December 31 of the prior year, it is determined that, as of such date, the net present value (discounted at 10 percent) of the estimated future net revenues (calculated in accordance with criteria established by the SEC but using the average monthly Blanco Hub Spot Price (as defined; see “Item 2—Properties—The Royalty Interests—Gas Purchase Contract”)) of proved reserves attributable to the Royalty Interests is equal to or less than $30 million; and (v) December 31, 2012 (the date of any such occurrence is referred to herein as the “Termination Date”). Following termination, the Trustee and the Delaware Trustee will continue to act as trustees of the Trust until all remaining Trust assets have been sold and the net proceeds from such sales distributed to Unitholders. There is no assurance that any such sale will be on terms acceptable to all Unitholders.
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
     The financial statements of the Trust are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States, or GAAP. Although this basis of accounting is permitted for royalty trusts by the SEC, the financial statements of the Trust differ from GAAP financial statements because revenues are not accrued in the month of production and cash reserves may be established for specified contingencies and deducted which could not be accrued in GAAP financial statements.
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
     As described in “Item 3—Legal Proceedings,” in 2001 WPC received an Audit Issue Letter from the State of New Mexico, acting under authority of MMS, followed by an MMS Order to Report and Pay Additional Royalties and Perform Restructured Accounting for the alleged underpayment of royalties, on gas produced from the Underlying Properties due to Federal royalty owners. The MMS order requires WPC (1) to pay additional royalties of $943,964 on production related to the audit period of January 1, 1992 through December 31, 1996; (2) to pay an estimated incremental royalty amount of $991,549 for production covering January 1, 1997 through March 31, 2001; and (3) to perform a restructured accounting and pay an additional royalty for months after March 2001. WPC contested the Audit Issue Letter and the MMS order. Applying the MMS methodology asserted by the State of New Mexico could potentially result in negative adjustments to amounts previously paid to the Trust. On November 1, 2004, WPC received notice that its appeal was denied in part by the MMS. On January 14, 2005, WPC filed a Complaint for Review of Agency Action and Declaratory Relief requesting the United States District Court for the District of New Mexico hold unlawful and set aside the Assistant Secretary’s October 2004 decision. A separate but similar matter has been determined unfavorably against another major oil and gas producer in the D.C. Circuit court. WPC has informed the Trustee that it expects to reach a settlement with the MMS in 2007. Accordingly, distributions to the Trust will likely begin to be affected by withholding, as early as the second quarter 2007 distribution, an estimated $1.3 million recoupment on a quarterly basis in 2007 and continue until the Trust’s share (currently estimated to be to be over $5 million) has been recovered. See “Item 3—Legal Proceedings” for additional information on this royalty dispute.

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
Item 1B. Unresolved Staff Comments.
     The Trust has not received any written comments from the SEC staff regarding its periodic or current reports under the Act within the 180 days preceding December 31, 2006.
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
     Development of the Fruitland coal formation acreage has resulted in the drilling of 1073 gross coal seam gas wells in the Underlying Properties, 21 of which are producing in the Farmout Properties. WPC owns mineral rights in the Fruitland coal formation under 214 oil and gas leases. Under the terms of these leases, WPC has the right to extract oil and gas from the lease properties. WPC holds either a record title interest, operating right interest or net profits interest in the leases. Record title and operating right interests are commonly referred to as working interests. WPC does not operate any of the coal seam gas wells on the Underlying Properties.
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
     In all of the Federal Units, participating areas have been formed for the Fruitland coal formation. After the wells capable of producing gas in paying quantities from the Fruitland coal formation are drilled on the undeveloped drill blocks included within a Federal Unit, such wells are added to the participating area if approved in accordance with the appropriate Unit Agreement. A delay of at least 18-36 months is usually incurred after a well is completed and producing before it is added to a participating area. As participating areas are created and expanded, such modification (which will be effective retroactively to the date production commenced from the wells causing such expansion) results in a participant owning undivided interests in all of the producing wells within the participating area. Therefore, WPC’s working interest and net revenue interest in the wells in a Federal Unit or participating area may be modified retroactively, which could affect significantly the amount of NPI Net Proceeds with respect to production since October 1, 1992. If any well(s) that produced or may have produced marketable quantities of coal seam gas prior to 1980 is included in or added to a participating area in which the WI Properties participate, the Conveyance provides that such well(s) will be treated as, and the Trust will own, a separate Net profits interest in such well(s) (the “Pre-80 Production NPI”). The net proceeds for such Pre-80 Production NPI would be calculated in a manner similar to the calculation of Infill Net Proceeds, and the Trust’s share of such net proceeds will be 60 percent.
     The following table reflects certain information from the Reserve Report as of December 31, 2006 prepared by Miller and Lents, Ltd. dated January 31, 2007 (the “December 31, 2006 Reserve Report”) regarding the Federal Units in which the WI Properties participate. At December 31, 2006, the WI Properties covered 1124 gross (117.5 net) coal seam gas wells with working interests ranging from .8330 percent to 75 percent, with an average working interest of approximately 10.45 percent. The Royalty Interests participate in each Federal Unit and participating area in which the WI Properties participate based on the acreage containing wells with proved reserves on December 31, 2006.

		Underlying Properties
			Estimated
			Discounted
			Future Net
		Net Proved	Revenues
		Reserves	(Discounted
Federal Unit	Federal Unit Operator	(Bcf)	at 10%)
			(In Thousands)
San Juan 30-5	Conoco Phillips Petroleum Company	16.2	30,017.1
San Juan 32-7	Conoco Phillips Petroleum Company	13.8	28,321.6
San Juan 32-8	Conoco Phillips Petroleum Company	15.3	32,003.2
San Juan 30-6	Burlington Resources	7.9	13,710.5
San Juan 31-6	Conoco Phillips Petroleum Company	4.6	7,629.5
San Juan 29-6	Conoco Phillips Petroleum Company	9.7	15,746.3
San Juan 29-7	Burlington Resources	4.4	6,043.1
San Juan 32-9	Burlington Resources	3.0	5,759.6
Northeast Blanco	Devon Energy	1.7	3,051.5
Huerfano	Burlington Resources	2.0	2,666.3
San Juan 29-5	Conoco Phillips Petroleum Company	1.0	1,328.3
San Juan 28-6	Burlington Resources	0.6	636.3
San Juan 28-5	Burlington Resources	0.1	43.1

     Well Count and Acreage Summary. The following table shows as of December 31, 2006, 2005, and 2004, the gross and net wells and acreage by proved producing and nonproducing categories for the WI Properties.

	Number of
	Wells		Acres
December 31,	Gross	Net	Gross	Net

2006
Producing	1,072	115.6	150,988	20,681
Nonproducing	1	0	0	0

Total	1,073	115.6	150,988	20,681

2005
Producing	953	100.1	150,988	20,681
Nonproducing	0	0	0	0

Total	953	100.1	150,988	20,681

2004
Producing	870	99	150,988	20,681
Nonproducing	0	0	0	0

Total	870	99	150,988	20,681

     Of the total gross wells described above at December 31, 2006, 1,011 gross wells are located in unitized areas. In addition to the above, the Farmout Properties have 21 gross wells.
     Properties Outside Unitized Areas. The WI Properties also include interests held by WPC in 62 proved developed Fruitland formation coal seam gas wells held in areas outside of Federal Units that are not reflected in the foregoing table. As of December 31, 2006, WPC’s working interest and net revenue interests in these wells averaged 13.30 percent and 12.30 percent, respectively.
     The Farmout Properties consist of a 35 percent Net profits interest on a property farmed out to Amoco in La Plata County, Colorado. Such properties are not within any Federal Unit boundary. The Farmout Properties are owned, and most of the wells thereon are operated, by Amoco. Neither Williams, WPC, the Delaware Trustee, the Trustee nor the Unitholders are able to influence or control the operation or future development of the Farmout Properties. WPC has advised the Trustee that it believes that a majority of the production from the Farmout Properties is sold by Amoco under short-term marketing arrangements at spot market prices. No assurance can be given, however, that Amoco will not in the future subject production from the Farmout Properties to long-term sales contracts at non-market responsive prices. A portion of the production from the Farmout Properties is gathered by WFS pursuant to a gathering contract at rates and subject to other terms that were negotiated on an arms-length basis. As of December 31, 2006, 22 gross wells had been drilled on the Farmout Properties. For a further description of the Farmout Properties, see “ — The NPI.”
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

     Most of the wells reflected in the December 31, 2006 Reserve Report were drilled prior to 1994. Significant additional capital expenditures were not incurred during the early years of the production lives of such wells, and it is not anticipated that further significant capital expenditures will be incurred. Consequently, the December 31, 2006 Reserve Report was prepared on the basis that there will be no capital expenditures borne by the Royalty Interests for non-infill wells. Nevertheless, the operators and working interest owners of the wells could elect at any time to implement measures to increase the producible reserves. These measures, if implemented, could involve additional compression or enhanced or secondary recovery operations requiring substantial capital expenditures that would be proportionately borne by the Royalty Interests.
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
Reserve Report
     The following table summarizes net proved reserves estimated as of December 31, 2006, and certain related information for the Royalty Interests and Underlying Properties from the December 31, 2006 Reserve Report prepared by Miller and Lents, Ltd., independent petroleum engineers. A summary of the December 31, 2006 Reserve Report is filed as an exhibit to this Form 10-K and incorporated herein by reference. See Note 9 to “Item 8—Financial Statements and Supplementary Data—Notes to Financial Statements” for additional information regarding the net proved reserves of the Trust.
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

Accordingly, the reserves presented for the Royalty Interests reflect quantities of gas that are free of future costs and expenses (other than production, severance and ad valorem taxes in respect of the WI Properties) if the price and cost assumptions set forth in the December 31, 2006 Reserve Report occur. The December 31, 2006 Reserve Report was prepared in accordance with criteria established by the SEC and, accordingly, is based upon a contractual price for gas for December 2006, of $3.735 per MMBtu before transportation charges through 2012. The December 31, 2006 Reserve Report is also based on the percentage share of NPI Net Proceeds payable to the Trust continuing at 60 percent for the remaining life of the reserves. Beginning in year 2013, after which the contract will no longer be in effect, the gas price is $5.470 per MMBtu, based on December 31, 2006 Blanco Hub Index Price. Gathering and transportation charges, taxes, treating, and other costs payable prior to the delivery points were deducted from the index price in order to determine the wellhead price used in this evaluation. These prices and deductions were held constant.

	Royalty	Underlying
	Interests	Properties
Net Proved Gas Reserves (Bcf)(a)(b)	24,267	89,741
Estimated Future Net Revenues (in millions)(c)	55,789	233,899
Discounted Estimated Future Net Revenues (in millions)(c)	33,689	165,173

(a)	Although the prices utilized in preparing the estimates in this table are in accordance with criteria established by the SEC, such prices were influenced by seasonal demand for natural gas and other factors and may not be the most representative prices for estimating future net revenues or related reserve data.

(b)	The gas reserves were estimated by Miller and Lents, Ltd. by applying decline curve analyses utilizing type curves for the various areas in the Basin. The bases for the consideration of type curves are the production histories, the water and gas production rates and the initial reservoir pressures of the wells in the separate areas.

(c)	Estimated future net revenues are defined as the total revenues attributable to the Underlying Properties and Royalty Interests less royalties, severance and ad valorem taxes, operating costs and future capital expenditures in excess of estimated amounts to be paid by WPC. Overhead costs (beyond the standard overhead charges for the nonoperated properties) have not been included, nor have the effects of depreciation, depletion and Federal income tax. Estimated future net revenues and discounted estimated future net revenues are not intended and should not be interpreted as representing the fair market value for the estimated reserves.
     There are many uncertainties inherent in estimating quantities and values of proved reserves and in projecting future rates of production and the timing of development expenditures. The reserve data set forth herein, although prepared by independent petroleum engineers in a manner customary in the industry, are estimates only, and actual quantities and values of natural gas are likely to differ from the estimated amounts set forth herein. In addition, the reserve estimates for the Royalty Interests will be affected by future changes in sales prices for natural gas produced and costs that are deducted in calculating NPI Net Proceeds and Infill Net Proceeds. Further, the discounted present values shown herein were prepared using guidelines established by the SEC for disclosure of reserves and should not be considered representative of the market value of such reserves or the Units. A market value determination would include many additional factors.
     Information concerning historical changes in net proved reserves attributable to the Underlying Properties, and the calculation of the standardized measure of discounted future net revenues related thereto, are contained in Note 9 to “Item 8—Financial Statements and Supplementary Data—Notes to Financial Statements.” Williams has not filed reserve estimates covering the Underlying Properties with any Federal authority or agency other than the SEC.
Historical Gas Sales Prices and Production
     The following table sets forth the actual net production volumes attributed from the WI Properties, weighted average lifting costs and information regarding historical gas sales prices for each of the years ended December 31, 2006, 2005 and 2004:

	Year Ended December 31,
	2006	2005	2004
Production from the WI Properties (MMcf)	6,047	8,110	10,101
Weighted average lifting costs (dollars per Mcf)	$0.70	$0.60	$0.37
Weighted average sales price of gas produced from the WI Properties (dollars per Mcf)	$3.17	$3.62	$2.66
Average Blanco Hub Spot Price (dollars per MMBtu)	$5.88	$6.92	$5.21
     The published Blanco Hub Spot Price for December 2006 was $5.47 per MMBtu. Information regarding average wellhead sales prices for production from the Farmout Properties is not available to WPC, although WPC has advised the Trustee that it believes production from such properties is currently sold by Amoco under short-term marketing arrangements at spot market prices. While Williams may, from time to time, enter into hedge instruments to manage their price risk associated with natural gas production from the Underlying Properties, the effects of any such hedge instruments are not used in the determination of the Trust’s royalty income attributable from the Net profits interest in the Underlying Properties. The Trust does not engage in any hedging activities to manage its price risk associated with natural gas production from the Underlying Properties. Production attributed to the Farmout Properties (in MMcf) was 1,694, 1,849, and 2,227 in 2006, 2005, and 2004, respectively.
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
Gas Purchase Contract
     Under the terms of the Gas Purchase Contract, WPX Gas Resources (as successor in interest to WGM) purchased the natural gas produced from the WI Properties (except for certain small volumes) at the Wellhead. The Gas Purchase Contract commenced October 1, 1992, and expires on the termination of the Trust. The Gas Purchase Contract provides for a pricing mechanism during an initial 5-year period (“Primary Term”), which expired on December 31, 1997. Following the expiration of the Primary Term, the pricing mechanism continues for one or more consecutive additional one-year terms (each such term a “Contract Year”) unless and until WPX Gas Resources exercises its annual option, exercisable 15 days prior to the end of each Contract Year, to discontinue purchasing gas from WPC under the pricing provision of the Gas Purchase Contract and instead purchase gas at a monthly price equal to the “Index Price” as described hereafter. For each of the Contract Years 2004, 2005 and 2006, WPX Gas Resources did not exercise this option and therefore the pricing mechanism of the Primary Term remained in effect for each of those past years and will continue to remain in effect through at least December 31, 2007. Under this mechanism, the monthly price to be paid by WPX Gas Resources for natural gas purchased pursuant to the Gas Purchase Contract shall be (a) the $1.70 Minimum Purchase Price, less (b) any costs paid by

WPX Gas Resources to gather, treat and process the gas and deliver it to specified delivery points and plus (c) under certain circumstances, additional amounts determined as described below:
(i) If the Index Price (as defined below) in any month during any Contract Year, including 2007, is greater than $1.94 per MMBtu, then WPX Gas Resources will pay WPC an amount for gas purchased equal to $1.94 per MMBtu, less the costs paid by WPX Gas Resources to gather and process such gas and deliver it to specified delivery points, plus 50 percent of the excess of the Index Price over $1.94 per MMBtu (the “Price Differential”), provided WPX Gas Resources has no accrued Price Credits (as defined below) in the Price Credit Account (as defined below). If WPX Gas Resources has accrued Price Credits in the Price Credit Account, then WPX Gas Resources will be entitled to reduce the amount in excess of the Minimum Purchase Price (before deducting gathering and processing costs and costs to deliver the gas to specified delivery points) that otherwise would be payable by any accrued and unrecouped Price Credits in the Price Credit Account, and WPX Gas Resources will not be obligated to pay WPC any amounts in excess of the Minimum Purchase Price until such time as all accrued Price Credits have been recouped and a zero balance exists in the Price Credit Account.
(ii) If the Index Price in any month during any Contract Year, including 2007, is greater than the Minimum Purchase Price but less than or equal to $1.94 per MMBtu, then WPX Gas Resources will pay WPC an amount for each MMBtu purchased equal to the Index Price less the costs paid by WPX Gas Resources to gather and process such gas and deliver it to specified delivery points, provided WPX Gas Resources has no accrued Price Credits in the Price Credit Account. If WPX Gas Resources has accrued Price Credits in the Price Credit Account, then WPX Gas Resources will be entitled to reduce the amount in excess of the Minimum Purchase Price (before deducting, gathering and processing costs and costs to deliver to specified delivery points) that otherwise would be payable by any accrued and unrecouped Price Credits in the Price Credit Account, and WPX Gas Resources will not be obligated to pay WPC any amounts in excess of the Minimum Purchase Price until such time as all accrued Price Credits have been recouped and a zero balance exists in the Price Credit Account.
(iii) If the Index Price in any month during any Contract Year, including 2007, is less than the Minimum Purchase Price, then WPX Gas Resources will pay for each MMBtu of gas purchased the Minimum Purchase Price less the costs paid by WPX Gas Resources to gather and process such gas and deliver it at specified delivery points, and WPX Gas Resources will receive a credit (the “Price Credit”) from WPC for each MMBtu of gas purchased by WPX Gas Resources equal to the difference between the Minimum Purchase Price and the Index Price. WPC is required to establish and maintain the Price Credit Account containing the accrued and unrecouped amount of such Price Credits. No Price Credits were accrued in respect of production purchased by WPX Gas Resources prior to January 1, 1994.
     For the year ended December 31, 2006, which is based on production volumes and natural gas prices for the twelve months ended September 30, 2006, the Index Price exceeded the Minimum Purchase Price for each month during the year. As of December 31, 2006 and 2005, there were no remaining unrecouped Price Credits in the Price Credit Account.
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
     The Gas Gathering Contract, which will be in effect until December 31, 2022, subject to annual extensions thereafter, covers approximately 90 percent of the production from the WI Properties and commits WFS on behalf of WPX Gas Resources to gather such production (except production from 19 wells in the San Juan 29-7 unit as described below), at rates starting at $.35 per Mcf (plus a fuel reimbursement estimated to be 6.2 percent to 7.3 percent of gathered volumes on a Btu equivalent basis, and subject to increase if the CO2 content of the gas exceeds 10 percent) and adjusted annually based on average annual price comparisons determined on the basis of the Blanco Hub Spot Price, provided that the gathering rate will be no less than $.35 per Mcf (currently 1.046/Mcf) increased or decreased on the basis of an increase or decrease in a published index measuring the gross domestic product. A significant portion of the gas to be gathered pursuant to the Gas Gathering Contract must first be gathered from the Wellhead to a Federal Unit central delivery point by TEPPCO Partners, L.P. (“TEPPCO”). WPX Gas Resources has been assigned a one-year gathering contract (with a monthly evergreen provision) whereby TEPPCO provides interruptible gathering service at the price of $.44 per Mcf, which escalates annually at $0.015 per year, plus actual fuel used (historically averaging approximately 7 percent). It is anticipated that WPX Gas Resources will be able to extend the term of this agreement.
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
     As described in “Item 3—Legal Proceedings,” in 2001 WPC received an Audit Issue Letter from the State of New Mexico, acting under authority of MMS, followed by an MMS Order to Report and Pay Additional Royalties and Perform Restructured Accounting for the alleged underpayment of royalties, on gas produced from the Underlying Properties due to Federal royalty owners. The MMS order requires WPC (1) to pay additional royalties of $943,964 on production related to the audit period of January 1, 1992 through December 31, 1996; (2) to pay an estimated incremental royalty amount of $991,549 for production covering January 1, 1997 through March 31, 2001; and (3) to perform a restructured accounting and pay an additional royalty for months after March 2001. WPC contested the Audit Issue Letter and the MMS order. Applying the MMS methodology asserted by the State of New Mexico could potentially result in negative adjustments to amounts previously paid to the Trust. On November 1, 2004, WPC received notice that its appeal was denied in part by the MMS. On January 14, 2005, WPC filed a Complaint for Review of Agency Action and Declaratory Relief requesting the United States District Court for the District of New Mexico hold unlawful and set aside the Assistant Secretary’s October 2004 decision. A separate but similar matter has been determined unfavorably against another major oil and gas producer in the D.C. circuit court. WPC has informed the Trustee that it expects to reach a settlement with the MMS in 2007. Accordingly, distributions to the Trust will likely begin to be affected by withholding, as early as the second quarter 2007 distribution, an estimated $1.3 million recoupment on a quarterly basis in 2007 and continue until the Trust’s share (currently estimated to be over $5 million) has been recovered. See “Item 3—Legal Proceedings” for additional information on this royalty dispute.
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
     On October 15, 2002 the New Mexico Oil and Gas Commission (NMOCD) revised the field rules for the Basin Fruitland Coal (Gas) Pool to allow an optional second (infill) well on the standard 320-acre spacing unit in certain designated areas of the pool (the non-fairway wells). On July 17, 2003 the NMOCD further modified the field rules for the Basin Fruitland Coal (Gas) Pool to allow these infill wells on the standard 320-acre spacing unit in all areas of the pool. The WI Properties contain 522 infill locations designated as proved locations according to SEC guidelines. As of December 31, 2006, 406 infill locations are proved developed producing and 116 locations are proved undeveloped. Infill drilling is expected to be substantially completed by the end of 2007.
     As of December 31, 2006, WPC has informed the Trustee that its estimate is that the Infill Net Profit Costs exceeded the Infill Net Profit Gross Proceeds by $7,353,167. The Trust will not be liable for such excess costs, and such excess costs will hereafter constitute Excess Infill Net Profit Costs until recovered by WPC. The Trust will not receive its 20 percent interest in WPC’s Infill Net Proceeds until such time as the Infill Net Profits Gross Proceeds exceeds the Infill Net Profit Costs on an aggregate basis.
     The complete definitions of Infill Net Profit Costs, Infill Net Profit Gross Proceeds, Excess Infill Net Profit Costs, NPI Net Proceeds and Infill Net Proceeds are set forth in the Conveyance.
Royalty Trust Reserves
     The reserves for the Royalty Trust were determined by Miller and Lents, Ltd in accordance with SEC guidelines. As of December 31, 2006, total proved reserves were 24,267 MMcf, consisting of 23,556 MMcf proved developed producing and 711 MMcf proved undeveloped.
     As of December 31, 2006 total proved reserves for the 320-acre spaced wells in the Working Interest Properties were 17,966 MMcf, consisting of 17,961 MMcf proved developed producing and 5 MMcf proved undeveloped.
     As of December 31, 2006 total proved reserves for the infill wells in the Working Interest Properties were 2,245 MMcf, consisting of reserves of 1,539 MMcf proved developed producing and 706 MMcf proved undeveloped.
     As of December 31, 2006, total proved reserves for the Farmout Properties were 4,056 MMcf, all of these reserves are proved developed producing.

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
Item 3. Legal Proceedings.
     On January 5, 2001, the State of New Mexico, acting under authority of the Minerals Management Service (“MMS”), a subagency of the United States Department of the Interior, presented WPC with an Audit Issue Letter for the alleged underpayment of royalties in the amount of $948,501, on gas produced from the Underlying Properties due to Federal royalty owners during the time period from January 1992 through December 1996. MMS regulations permit a lessee to deduct from its gross proceeds its reasonable actual costs of transportation and processing to transport the gas from the lease to the point of sale in calculating the market value of its production. The State of New Mexico claims that certain costs of removing and transporting carbon dioxide gas are not deductible. On March 22, 2001, WPC responded to the Audit Issue Letter and contested the State of New Mexico’s claim for additional royalties as being contrary to law. In early November 2001, WPC received from the MMS an Order to Report and Pay Additional Royalties and Perform Restructured Accounting on subsequent periods. The order was dated October 30, 2001. The order requires WPC (1) to pay additional royalties of $943,964 on production related to the audit period of January 1, 1992 through December 31, 1996; (2) to pay an estimated incremental royalty amount of $991,549 for production covering January 1, 1997 through March 31, 2001; and (3) to perform a restructured accounting and pay an additional royalty for months after March 2001. On January 30, 2002, WPC filed its Statement of Reasons in support of its earlier appeal of the Audit Issue Letter. Applying the MMS methodology asserted by the State of New Mexico could potentially result in negative adjustments to amounts previously paid to the Trust. On November 1, 2004, WPC received notice that its appeal was denied in part by the MMS. On January 14, 2005, WPC filed a Complaint for Review of Agency Action and Declaratory Relief requesting the United States District Court for the District of New Mexico hold unlawful and set aside the Assistant Secretary’s October 2004 decision. A separate but similar matter has been determined unfavorably against another major oil and gas producer in the D.C. circuit court. WPC has informed the Trustee that it expects to reach a settlement with the MMS in 2007. Accordingly, distributions to the Trust will likely begin to be affected by withholding, as early as the second quarter 2007 distribution, an estimated $1.3 million recoupment on a quarterly basis in 2007 and continue until the Trust’s share (currently estimated to be to be over $5 million) has been recovered.
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

	Sales Price		Distributions
	High	Low	per Unit
2006
First Quarter	$20.39	$17.02	$.562572
Second Quarter	$23.05	$14.48	$.266448
Third Quarter	$17.00	$10.10	$.231941
Fourth Quarter	$13.63	$10.50	$.282846

2005
First Quarter	$18.00	$15.50	$.346311
Second Quarter	$17.20	$14.00	$.321706
Third Quarter	$21.43	$16.10	$.357841
Fourth Quarter	$21.95	$16.58	$.379323
     At March 1, 2007, there were 9,700,000 Units outstanding and approximately 310 Unitholders of record. The Trust does not maintain any equity compensation plans. The Trust did not sell nor did it repurchase any Units during the period covered by this report.
Item 6. Selected Financial Data.

	Year Ended December 31,
	2006	2005	2004	2003	2002
Royalty Income	$13,945,315	$14,497,187	$15,375,469	$14,754,582	$9,296,774
Distributable Income	$13,032,064	$13,565,620	$14,640,743	$14,012,292	$8,634,497
Distributable Income per Unit	$1.34	$1.40	$1.51	$1.44	$.89
Distributions per Unit	$1.34	$1.41	$1.50	$1.45	$.89
Total Assets at Year End	$8,372,798	$10,138,644	$12,317,821	$14,731,450	$18,240,451
Total Corpus at Year End	$8,316,439	$10,091,169	$12,285,070	$14,638,833	$18,165,048
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
     For 2006, royalty income received by the Trust amounted to $13,945,315 as compared to $14,497,187 and $15,375,469 for 2005 and 2004, respectively. The decrease in royalty income in 2006 compared to 2005 was primarily due to lower natural gas production, partially offset by the effect of higher natural gas prices. The decrease in royalty income in 2005 compared to 2004 was primarily due to lower production, partially offset by the effect of higher natural gas prices. Net production related to the royalty income received by the Trust in 2006 was approximately 4,406,089 MMBtu as compared to 5,352,416 MMBtu and 6,373,931 MMBtu in 2005 and 2004, respectively. In 2005 retroactive adjustments increased the natural gas attributable to the NPI of the Underlying Properties by approximately 335,311 MMbtu’s and that of the Trust by approximately 201,187 MMbtu’s (representing a retroactive adjustment based on actual prices in effect during the year of approximately $530,487). The average net natural gas price received for royalty income in 2006 was $2.63 per MMBtu as compared to $2.35 MMBtu and $2.16 MMBtu in 2005 and 2004, respectively. Interest income for 2006 was $51,533 as compared to $29,173 and $10,518 for 2005 and 2004. The increase in interest income for 2006 reflects higher interest rates. The increase in interest income in 2005 compared to 2004 reflects higher interest rates.
     General and administrative expenses for 2006 were $964,784, as compared to $960,740 and $745,244 for 2005 and 2004, respectively. General and administrative expenses in 2006 were comparable to 2005. The increase in general and administrative expenses in 2005 compared to 2004 was primarily due to higher administrative expenses relating to Sarbanes-Oxley Act compliance in 2005.
     Distributable income for 2006 was $13,032,064 or $1.34 per Unit, compared to $13,565,620 or $1.40 per Unit for 2005, and $14,640,743 or $1.51 per Unit, for 2004. The decrease in distributable income in 2006 compared to 2005 was primarily due to lower net production from the Underlying Properties but offset by higher gas prices. The decrease in distributable income in 2005 compared to 2004 was primarily due to lower net production from the Underlying Properties but offset by higher gas prices.
     Reserve values at December 31, 2006, December 31, 2005 and December 31, 2004 were impacted by significant changes in natural gas prices used to value the reserves. The year end prices required to be utilized in such valuations were $5.47 per Mcf, $7.58 per Mcf and $5.44 per Mcf as at December 31, 2006, 2005 and 2004 respectively.

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
     Accordingly, the royalty income included in distributable income for the years ended December 31, 2006, 2005 and 2004, was based on production volumes and natural gas prices for the 12 months ended in September 30, 2006, 2005 and 2004, respectively, as shown in the table below. The production volumes included in the table are for production attributable to the Underlying Properties, and not production attributable to the Royalty Interests owned by the Trust, and are net of the amount of production attributable to WPC’s (or as applicable Quatro Finale’s) royalty obligations to third parties, which are determined by contractual arrangement with such parties.

	Twelve Months Ended September 30,
	2006	2005	2004
Production, Net (MMBtu)(1)
WI Properties	5,904,596	7,319,114	8,711,628
Farmout Properties(2)	1,438,886	1,601,580	1,911,591
Average Blanco Hub Spot Price ($/MMBtu)(3)	$6.92	$5.96	$4.78
Average Net Wellhead Price WI Properties ($/MMBtu)	$2.63	$2.35	$2.16

(1)	Million British Thermal Units.

(2)	Includes previously reported estimated amounts for certain months.

(3)	Total Gross Proceeds divided by Entitled W.I. Dry MMBtu for 12 months ending on September 30.
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
     Distributable income going forward may be reduced or eliminated entirely in one or more future quarterly periods depending on the final resolution of the State of New Mexico’s claim for additional royalties owed to Federal royalty owners. Applying the MMS methodology asserted by the State of New Mexico for calculating royalties on gas produced from the Underlying Properties could potentially reduce future royalty payments to the Trust and result in negative adjustments to amounts previously paid to the Trust. See “Item 3—Legal Proceedings” for additional information on this royalty dispute.

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
Tabular Disclosure of Contractual Obligations
     As shown below, the Trust had no obligations and commitments to make future contractual payments as of December 31, 2006.

Payments Due by Period
		Less than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Contractual Obligations	$-0-	$-0-	$-0-	$-0-	$-0-
Forward-Looking Statements
     This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor created thereby. All statements other than statements of historical fact included in this Annual Report are forward-looking statements. Such statements include, without limitation, factors affecting the price of oil and natural gas contained in Item 1, “Business”; certain reserve information and other statements contained in Item 2, “Properties”; and certain statements regarding the Trust’s financial position, industry conditions and other matters contained in this Item 7. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, such expectations are subject to numerous risks and uncertainties and the Trustee can give no assurance that they will prove correct. There are many factors, none of which is within the Trustee’s control, that may cause such expectations not to be realized, including, among other things, factors identified in this Annual Report affecting oil and gas prices and the recoverability of reserves, general economic conditions, actions and policies of petroleum-producing nations and other changes in the domestic and international energy markets and the factors identified in Item 1A, “Risk Factors”.
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
Item 8. Financial Statements and Supplementary Data.
     Audited Statements of Assets, Liabilities and Trust Corpus of the Trust as of December 31, 2006 and 2005, and the related Statements of Distributable Income and Changes in Trust Corpus for each of the 3 years in the period ended December 31, 2006, are included in this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Trustee
Williams Coal Seam Gas Royalty Trust
     We have audited the accompanying statements of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of December 31, 2006 and 2005, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Trustee’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust at December 31, 2006 and 2005, and its distributable income and its changes in trust corpus for each of the three years in the period ended December 31, 2006, on the basis of accounting described in Note 2.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Williams Coal Seam Gas Royalty Trust’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Tulsa, Oklahoma
March 9, 2007

Financial Statements
Williams Coal Seam Gas Royalty Trust
Statements of Assets, Liabilities and Trust Corpus

	December 31,
	2006	2005
Assets
Current assets — cash and cash equivalents	$61,607	$55,586
Royalty interests in oil and gas properties (less accumulated amortization of $130,255,472 and $128,483,605 at December 31, 2006 and 2005, respectively) (Note 2)	8,311,191	10,083,058

Total	$8,372,798	$10,138,644

Liabilities and Trust Corpus
Current liabilities:
Other accounts payable	$56,359	$47,475

Current liabilities	56,359	47,475
Trust corpus (9,700,000 units of beneficial interest authorized and outstanding) (Note 2)	8,316,439	10,091,169

Total	$8,372,798	$10,138,644

Statements of Distributable Income

	Year Ended December 31,
	2006	2005	2004
Royalty income (Note 2)	$13,945,315	$14,497,187	$15,375,469
Interest income	51,533	29,173	10,518

Total	13,996,848	14,526,360	15,385,987
General and administrative expenses (Note 4)	(964,784)	(960,740)	(745,244)

Distributable income	$13,032,064	$13,565,620	$14,640,743

Distributable income per Unit (9,700,000 units) (Note 2)	$1.34	$1.40	$1.51

Distributions per Unit (Note 5)	$1.34	$1.41	$1.50

Statements of Changes in Trust Corpus

	Year Ended December 31,
	2006	2005	2004
Trust corpus, beginning of year	$10,091,169	$12,285,070	$14,638,833
Amortization of royalty interests (Note 2)	(1,771,867)	(2,129,266)	(2,408,538)
Distributable income	13,032,064	13,565,620	14,640,743
Distributions to Unitholders (Note 5)	(13,034,927)	(13,630,255)	(14,585,968)

Trust corpus, end of year	$8,316,439	$10,091,169	$12,285,070

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
     The Trust was formed to acquire and hold certain net profits interests (the “Royalty Interests”) in proved natural gas properties located in the San Juan Basin of New Mexico and Colorado (the “Underlying Properties”) owned by WPC. The Trust was initially created effective as of December 1, 1992, with a $100 contribution by WPC. On January 21, 1993, the Royalty Interests were conveyed to the Trust by WPC pursuant to the Net Profits Conveyance (the “Conveyance”) entered into effective as of October 1, 1992, by and among WPC, Williams, the Trustee and the Delaware Trustee, in consideration for all the 9,700,000 authorized units of beneficial interest in the Trust (“Units”). WPC transferred its Units by dividend to its parent, Williams, which sold an aggregate of 5,980,000 Units to the public through various underwriters in January and February 1993 (the “Public Offering”). Subsequently, Williams sold to the public an additional 151,209 Units. During the second quarter of 1995, Williams transferred its remaining Units to Williams Holdings of Delaware, Inc. (“WHD”), a separate holding company for Williams’ non-regulated businesses. Effective July 31, 1999, WHD was merged into Williams, and by operation of the merger, Williams assumed all assets, liabilities and obligations of WHD, including without limitation ownership of WHD’s Units. Effective August 11, 2000, Williams sold its Units to Quatro Finale IV LLC, a Delaware limited liability company (“QFIV”), in a privately negotiated transaction. Williams retained the voting rights and retained a “call” option on the transferred Units, and QFIV was granted a “put” option on the Units. Through a series of exercises of its call option, Williams reacquired an aggregate of 3,568,791 Units from December 2001 through June 2003. Williams has informed the Trustee that it has subsequently sold 2,779,500 of these Units through March 15, 2007 and owned a remaining 789,291 Units as of such date.
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
     On October 15, 2002, the New Mexico Oil and Gas Commission (NMOCD) revised the field rules for the Basin Fruitland Coal (Gas) Pool to allow optional second (infill) wells on the standard 320-acre spacing unit in certain designated areas of the pool (the non-fairway wells). On July 17, 2003, the NMOCD further modified the field rules for the Basin Fruitland Coal (Gas) Pool to allow these infill wells on the standard 320-acre spacing unit in all areas of the pool. The WI Properties contain 522 infill locations designated as proved locations according to SEC guidelines. As of December 31, 2006, 406 infill locations are proved developed producing and 116 locations are proved undeveloped. Infill drilling is expected to be substantially completed by the end of 2007.
     As of December 31, 2006, WPC has informed the Trustee that its estimate is that the Infill Net Profit Costs exceeded the Infill Net Profit Gross Proceeds by approximately $7,353,000. The Trust will not be liable for such excess costs, and such excess costs will hereafter constitute Excess Infill Net Profit Costs until recovered by WPC. The Trust will not receive its 20 percent interest in WPC’s Infill Net Proceeds until such time as the Infill Net Profits Gross Proceeds exceeds the Infill Net Profit Costs on an aggregate basis. The complete definitions of Infill Net Proceeds, Infill Net Profit Costs, Excess Infill Net Profit Costs, and Infill Net Profit Gross Proceeds are set forth in the Conveyance.
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
4. Related Party Transactions
     Williams provides accounting, bookkeeping and informational services to the Trust in accordance with an Administrative Services Agreement effective December 1, 1992. The fee is $50,000 per quarter, escalating 3 percent each October 1 commencing October 1, 1993. Aggregate fees incurred by the Trust to Williams in 2006, 2005 and 2004 were $293,707, $285,152, and $276,847, respectively. Substantially all production from the WI Properties is sold to a Williams’ subsidiary. Additionally, all royalty income is received from Williams.
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
     Aggregate fees paid by the Trust to the trustees in 2006, 2005 and 2004 were $55,492, $54,055 and $52,660, respectively.
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
6. Contingencies
     WPX Gas Resources Company (“WPX Gas Resources,” as successor in interest to Williams Gas Marketing Company) purchases natural gas produced from the WI Properties (except for certain small volumes) at the wellhead under the terms of a gas purchase contract dated October 1, 1992, as amended (the “Gas Purchase Contract”). The Gas Purchase Contract provides for a pricing mechanism during an initial 5-year period, which expired on December 31, 1997, and continuing for one or more consecutive additional 1-year terms unless and until WPX Gas Resources exercises its annual option, exercisable 15 days prior to the end of each contract year, to discontinue purchasing gas under the pricing mechanism of the Gas Purchase Contract and instead purchase gas at a monthly market-based price. WPX Gas Resources has not exercised this option, and therefore, the pricing mechanism will continue to remain in effect through at least December 31, 2007.
     Under the pricing mechanism of the Gas Purchase Contract, when the market price is less than $1.70 per MMBtu (the “Minimum Purchase Price”), the Trust will be paid the Minimum Purchase Price for the gas and an account (the “Price Credit Account”) will be maintained to identify the accrued and unrecouped amount of payments made to the Trust in excess of the market price. Any amounts in the Price Credit Account are subject to future recoupment when the market price exceeds the Minimum Purchase Price. As of December 31, 2006 and 2005, there were no remaining unrecouped Price Credits in the Price Credit Account. To the extent there may in the future be a balance in the Price Credit Account, the entitlement to recoup Price Credits means that if and when the Index Price is above the Minimum Purchase Price, future royalty income paid to the Trust would be reduced until such time as such Price Credit Account is once again reduced to zero. Corresponding cash distributions to Unitholders would also be reduced.
     While the terms of the Gas Purchase Agreement pricing mechanism remain in place and no balance exists in the Price Credit Account, when the market price for natural gas exceeds $1.94 per MMBtu (as was the case during all months in 2006, 2005 and 2004), the Trust receives only 50 percent of the excess of the market price over the $1.94 price per MMBtu before reduction for gathering, processing and certain other costs.
     The majority of the production attributable to the Trust is within Federal units. Unit participating areas are formed by pooling production from the participating area. Entitlement to the pooled production is based on each party’s acreage in the participating area divided by the total participating acreage. Wells drilled outside the participating area may create an enlargement to the participating area and a revision of the Unit ownership entitlement. The Bureau of Land Management (“BLM”) must approve Unit participating area expansions. The effective date for Unit expansions is retroactive to the date the well creating the expansion was tested. There were no significant unit expansions affecting royalty income during 2006. For the year ended December 31, 2005, retroactive adjustments resulted from unit expansions on certain Federal Units as well as some nominal net pricing adjustments and adjustments to actualize estimates. The total impact of these adjustments was to increase the natural gas attributable to the NPI of the Trust by approximately 201,000 MMbtu’s (representing a retroactive adjustment based on actual prices of approximately $530,000 to the Trust). The royalty income presented in the accompanying statements of distributable income is on an entitlement basis and reflects the most recent BLM participating area approvals through December 31, 2006, except that WPC has notified the Trustee that there are pending expansions approved by the BLM prior to December 31, 2006 for additional participating area enlargements that will impact future results. WPC has indicated that it anticipates these unit expansions will be processed by year end 2007.

     The fourth quarter 2006 royalty income reflects an adjustment to previously estimated operating costs of approximately $210,000, which increased net proceeds attributable to the NPI of the Trust. In 2007, WPC has further analyzed and adjusted these estimated costs and reduced the first quarter 2007 distribution to the Trust decreasing the net proceeds attributable to the NPI of the Trust by approximately $206,000. Additionally, WPC has informed the Trustee that for production periods from October 2005 through December 2006, WPC has been estimating the excess capital component of the Trust’s royalty income. Upon obtaining actual amounts the Trust will incur adjustments to royalty income distributed by WPC for these cumulative estimate to actual differences.
     On January 5, 2001, the State of New Mexico, acting under authority of the Minerals Management Service (“MMS”), a subagency of the United States Department of the Interior, presented WPC with an Audit Issue Letter for the alleged underpayment of royalties in the amount of $948,501, on gas produced from the Underlying Properties due to Federal royalty owners during the time period from January 1992 through December 1996. MMS regulations permit a lessee to deduct from its gross proceeds its reasonable actual costs of transportation and processing to transport the gas from the lease to the point of sale in calculating the market value of its production. The State of New Mexico claims that certain costs of removing and transporting carbon dioxide gas are not deductible. On March 22, 2001, WPC responded to the Audit Issue Letter and contested the State of New Mexico’s claim for additional royalties as being contrary to law. In early November 2001, WPC received from the MMS an Order to Report and Pay Additional Royalties and Perform Restructured Accounting on subsequent periods. The order was dated October 30, 2001. The order requires WPC (1) to pay additional royalties of $943,964 on production related to the audit period of January 1, 1992 through December 31, 1996; (2) to pay an estimated incremental royalty amount of $991,549 for production covering January 1, 1997 through March 31, 2001; and (3) to perform a restructured accounting and pay an additional royalty for months after March 2001. On January 30, 2002, WPC filed its Statement of Reasons in support of its earlier appeal of the Audit Issue Letter. Applying the MMS methodology asserted by the State of New Mexico could potentially result in negative adjustments to amounts previously paid to the Trust. On November 1, 2004, WPC received notice that its appeal was denied in part by the MMS. On January 14, 2005, WPC filed a Complaint for Review of Agency Action and Declaratory Relief requesting the United States District Court for the District of New Mexico hold unlawful and set aside the Assistant Secretary’s October 2004 decision. A separate but similar matter has been determined unfavorably against another major oil and gas producer in the D.C. circuit court. WPC has informed the Trustee that it expects to reach a settlement with the MMS in 2007. Accordingly, distributions to the Trust will likely begin to be affected by withholding, as early as the second quarter 2007 distribution, an estimated $1.3 million recoupment on a quarterly basis in 2007 and continue until the Trust’s share (currently estimated to be to be over $5 million) has been recovered.
7. Subsequent Event
     Subsequent to December 31, 2006, the Trust declared the following distribution:

Quarterly Record Date	Payment Date	Distribution per Unit

February 14, 2007	March 1, 2007	$0.208780
     This distribution includes the $206,000 effect of the adjustment to estimated operating costs described in Note 6, offset by the $245,000 impact of net royalty income distributed by WPC to the Trust in anticipation of certain pending unit expansions.
8. Quarterly Financial Data (Unaudited)
     The following table sets forth the royalty income, distributable income and distributions per Unit of the Trust for each quarter in the years ended December 31, 2006 and 2005 (in thousands, except per Unit amounts):

Calendar Quarter	Royalty Income	Distributable Income	Distributions per Unit

2006
First	$5,688	$5,356	$.562572
Second	2,926	2,665	.266448
Third	2,398	2,262	.231941
Fourth	2,933	2,749	.282846

TOTAL	$13,945	$13,032	$1.343807

2005
First	$3,534	$3,142	$.346311
Second	3,464	3,277	.321706
Third	3,663	3,491	.357841
Fourth	3,836	3,656	.379323

TOTAL	$14,497	$13,566	$1.405181

     Selected 2006 fourth quarter data are as follows (in thousands except per Unit amounts):

	2006	2005
Royalty income	$2,933	$3,836
Interest income	12	11
General and administrative expenses	(196)	(191)
Distributable income	$2,749	$3,656
Distributable income per Unit (9,700,000 units)	$.28	$.38
Distributions per Unit	$.28	$.38
9. Supplemental Oil and Gas Information (Unaudited)
     The net proved reserves attributable to the Royalty Interests have been estimated as of December 31, 2006, 2005 and 2004, by independent petroleum engineers. In accordance with Statement of Financial Accounting Standards No. 69, estimates of future net revenues from proved reserves have been prepared using contractual gas prices and related costs. The standardized measure of future net revenues from the gas reserves is calculated based on discounting such future net revenues at an annual rate of 10 percent. The Blanco Hub Spot Price was $5.47, $7.58 and $5.44 per MMBtu, after adjustments for certain costs and provisions of the Gas Purchase Contract, at December 31, 2006, 2005, and 2004, respectively. This resulted in a weighted average wellhead price of $3.735, $4.78 and $3.72 per Mcf at December 31, 2006, 2005, and 2004, respectively. The standardized measure of discounted future net revenues below has been reduced by operating and development costs, which are paid by Williams and are included in computing the royalty income of the Trust. The standardized measure has not been reduced for income taxes as no income taxes are paid by the Trust (see Note 3).
     Numerous uncertainties are inherent in estimating volumes and value of proved reserves and in projecting future production rates and timing of development expenditures. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserve estimates. This table reflects calendar year activity and will differ from the financial statement presentation which is lagging by 3 months.
     The reserve estimates as of December 31, 2006, 2005 and 2004, are based on a percentage share of NPI Net Proceeds payable to the Trust of 60 percent.

Natural Gas (MMcf)
Proved reserves at January 1, 2004	44,363
Production	(7,402)
Extensions and revisions of previous estimates	427

Proved reserves at December 31, 2004	37,388
Production	(5,976)
Extensions and revisions of previous estimates	(2,806)

Proved reserves at December 31, 2005	28,606
Production	(4,645)
Extensions and revisions of previous estimates	306

Proved reserves at December 31, 2006	24,267
Proved developed reserves at December 31, 2006	23,557
     Proved reserve estimates presented above at January 1, 2004 are proved developed reserves. Proved reserves at December 31, 2005, include 897 MMcf of proved undeveloped reserves. Proved reserves at December 31, 2006, include 710 MMcf of proved undeveloped reserves.
     Proved reserves are estimated quantities of natural gas that geological and engineering data indicate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. The Trust’s proved undeveloped reserves are the reserves that are expected to be recovered from infill wells on the standard 320-acre spacing unit in certain designated areas of Fruitland coal formation.
     The following table sets forth the standardized measure of discounted future net revenues at December 31, 2006, 2005 and 2004 relating to proved reserves (in thousands):

	Year Ended December 31,
	2006	2005	2004
Future cash inflows	$66,386	$109,580	$106,058
Future production taxes	(7,934)	(12,701)	(11,907)
Future development costs	(2,663)	(3,266)	(2,486)

Future net cash flows	55,789	93,613	91,665
10% discount factor	(22,100)	(38,916)	(36,748)

Standardized measure of discounted future net revenues	$33,689	$54,697	$54,917

     The following table sets forth the changes in the aggregate standardized measure of discounted future net revenues from proved reserves during the years ended December 31, 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Balance at January 1	$54,697	$54,917	$65,326
Increase (decrease) due to:
Net sales of coal seam gas	(10,117)	(16,298)	(15,145)
Net changes in prices and costs	(11,223)	13,857	862
Development costs incurred	(1,860)	(278)	(208)
Changes in estimated future development cost	(1,296)	(1,110)	(2,211)
Extensions and revisions of previous quantity estimates	300	(3,714)	427
Accretion of discount	5,470	5,492	6,533
Other	(2,281)	1,831	(667)

	(21,008)	(220)	(10,408)

Balance at December 31	$33,689	$54,697	$54,917

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.

Item 9A. Controls and Procedures.
     Disclosure Controls and Procedures. As of the end of the period covered by this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures are effective in timely alerting the Trustee to material information relating to the Trust required to be included in the Trust’s periodic filings with the SEC. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by WPC.
     Changes in Internal Control over Financial Reporting. There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.
     Trustee’s Report on Internal Control Over Financial Reporting. The Trustee is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control-Integrated Framework, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2006. The Trustee’s assessment of the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The Trustee
Williams Coal Seam Gas Royalty Trust
We have audited the Trustee’s assessment, included in the accompanying Trustee’ Report on Internal Control Over Financial Reporting, that the Williams Coal Seam Gas Royalty Trust (the “Trust”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Management of the Trustee is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Trustee’s assessment and an opinion on the effectiveness of the Trust’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (or other comprehensive basis of accounting). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles (or other comprehensive basis of accounting), and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Trustee’s assessment that the Trust maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus of the Trust as of December 31, 2006 and 2005, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2006 of the Trust and our report dated March 9, 2007 expressed an unqualified opinion on those financial statements.
/s/ ERNST & YOUNG LLP
Tulsa, Oklahoma
March 9, 2007

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
     The Trust has no directors or officers, and based solely on its review of the reports received by it, the Trust believes that during the fiscal year of 2006, no person who was a beneficial owner of more than 10 percent the Trust’s Units failed to file on a timely basis any report required by Section 16(a).
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
     Compensation of the Trustee, Delaware Trustee and Transfer Agent. The Trust Agreement provides for compensation to the Trustee and the Delaware Trustee for administrative services, out of the Trust assets. The Trustee was paid a 2006 base amount of $49,343, plus an hourly charge for services in excess of a combined total of 300 hours annually at the Trustee’s then standard rate. The Delaware Trustee is paid a fixed annual amount, which was initially set at $5,000. The Trustee and the Delaware Trustee received total compensation for 2006 of $49,343 and $6,149, respectively. The base amount of the Trustee’s fee and the amount of the Delaware Trustee’s fee for administrative services escalate at the rate of 3 percent per year. The Trustee and the Delaware Trustee are each entitled to reimbursement for out-of-pocket expenses. Upon termination of the Trust, the Trustee will receive, in addition to its out-of-pocket expenses, a termination fee in the amount of $8,000.
     The Transfer Agent receives a transfer agency fee of $5.50 annually per account (minimum of $15,000 annually), subject to change each December, based upon the change in the Producers’ Price Index as published by the United States Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued in excess of 10,000 annually. The total fees paid by the Trust to the Transfer Agent in 2006 were $18,808.
     Fees to Williams. Williams will receive, throughout the term of the Trust, an administrative services fee for accounting, bookkeeping and informational services relating to the Royalty Interests as described below in “Item 13—Administrative Services Agreement.”
     Compensation Committee. The Trust has no directors and therefore has no compensation committee.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
     (a) Security Ownership of Certain Beneficial Owners. The following table sets forth as of March 1, 2007 information with respect to the only Unitholder who was known to the Trustee to be a beneficial owner of more than 5 percent of the outstanding Units.

	Number of Units	Percent
Name and Address of Beneficial Owner	Beneficially Owned	of Class
The Williams Companies, Inc. One Williams Center Tulsa, Oklahoma 74172 (1)	789,291	8.14%

(1)	This information was provided to the SEC and to the Trustee in a Schedule 13D/A filed with the SEC on August 4, 2005, on behalf of The Williams Companies, Inc.
     (b) Securities Authorized for Issuance under Equity Compensation Plans. The Trust has no equity compensation plans.
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
     (b) Security Ownership of Management. The Trust has no directors or executive officers and does not maintain any equity compensation plans. As of March 1, 2007, Bank of America, N.A., the Trustee, held an aggregate of 39,994 Units in various fiduciary capacities, with no investment or voting powers. As of March 1, 2007, Chase Bank (as successor to Chemical Bank Delaware), the Delaware Trustee, did not beneficially own any Units.

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
     The Administrative Services Agreement obligates the Trust to pay to Williams each quarter an administrative services fee for accounting, bookkeeping and informational services relating to the Royalty Interests. The administrative services fee was $50,000 per calendar quarter commencing October 1, 1993, through and including the quarter ended September 30, 1994, and increases 3 percent each October 1. Accordingly, the total of the administrative services fees paid by the Trust to Williams in 2006 was $293,707.
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
Item 14. Principal Accounting Fees and Services.
     Fees for services performed by Ernst & Young LLP for the years ended December 31, 2006 and 2005 are:

	2006	2005
Audit Fees	$183,190	$188,700
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
     The Trust has no audit committee, and as a result, has no audit committee pre-approval policy with respect to fees paid to Ernst & Young LLP.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)	The following documents are filed as a part of this report:

1.	Financial Statements (included in Item 8 of this report)
2.	Financial Statement Schedules
     Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.
3.	Exhibits

Exhibit
Number		Exhibit

3.1	—	Certificate of Trust of Williams Coal Seam Gas Royalty Trust (filed as Exhibit 3.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.1	—	Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of December 1, 1992, by and among Williams Production Company, The Williams Companies, Inc. and Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), as trustees (filed as Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.2	—	First Amendment to the Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of December 15, 1992, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.2 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.3	—	Second Amendment to the Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of January 12, 1993, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.3 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

Exhibit
Number		Exhibit

4.4	—	Net Profits Conveyance effective as of October 1, 1992, by and among Williams Production Company, The Williams Companies, Inc., and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), and Chemical Bank Delaware (filed as Exhibit 4.4 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.1	—	Administrative Services Agreement effective December 1, 1992, by and between The Williams Companies, Inc. and Williams Coal Seam Gas Royalty Trust (filed as Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.2	—	Gas Purchase Agreement dated October 1, 1992, by and between Williams Gas Marketing Company and Williams Production Company (filed as Exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.3	—	First Amendment to the Gas Purchase Agreement effective January 12, 1993, by and between Williams Gas Marketing Company and Williams Production Company (filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.4	—	Gas Gathering and Treating Agreement effective October 1, 1992, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.5	—	First Amendment to the Gas Gathering and Treating Agreement effective as of January 12, 1993, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.5 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.6	—	Amendment #2 to the Gas Gathering and Treating Agreement dated as of October 1, 1993, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.6 to the Registrant’s Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

10.7	—	Amendment #3 to the Gas Gathering and Treating Agreement dated as of October 1, 1993, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.7 to the Registrant’s Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

10.8	—	Confirmation Agreement effective as of May 1, 1995 by and among Williams Production Company, The Williams Companies, Inc. and Williams Coal Seam Gas Royalty Trust (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

23.1	—	Consent of Ernst & Young LLP.

23.2	—	Consent of Miller and Lents, Ltd.

31.1	—	Certification by Ron E. Hooper, Senior Vice President and Administrator of Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated March 15, 2007, and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number		Exhibit

32.1	—	Certificate by Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated March 15, 2007, and submitted pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	—	The information under the section captioned “Tax Considerations” on pages 20-21, and the information under the sections captioned “Federal Income Tax Consequences” and “ERISA Considerations” on pages 45-52 of the Prospectus dated January 13, 1993, which constitutes a part of the Registration Statement on Form S-3 of The Williams Companies, Inc. (Registration No. 33-53662) (filed as Exhibit 28.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

99.2	—	Reserve Report, dated November 21, 1992, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of October 1, 1992, prepared by Miller and Lents, Ltd., independent petroleum engineers, included as Exhibit A of the Prospectus dated January 13, 1993, which constitutes a part of the Registration Statement on Form S-3 of The Williams Companies, Inc. (Registration No. 33-53662) (filed as Exhibit 28.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

99.3	—	Reserve Report, dated January 31, 2007 estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of December 31, 2006, prepared by Miller and Lents, Ltd., independent petroleum engineers.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Williams Coal Seam Gas Royalty Trust
By:	Bank of America, N.A., Trustee

By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President and Administrator

Date: March 15, 2007
(The Registrant has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number		Description
3.1	—	Certificate of Trust of Williams Coal Seam Gas Royalty Trust (filed as Exhibit 3.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.1	—	Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of December 1, 1992, by and among Williams Production Company, The Williams Companies, Inc. and Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), as trustees (filed as Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.2	—	First Amendment to the Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of December 15, 1992, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.2 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.3	—	Second Amendment to the Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of January 12, 1993, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.3 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.4	—	Net Profits Conveyance effective as of October 1, 1992, by and among Williams Production Company, The Williams Companies, Inc., and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), and Chemical Bank Delaware (filed as Exhibit 4.4 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.1	—	Administrative Services Agreement effective December 1, 1992, by and between The Williams Companies, Inc. and Williams Coal Seam Gas Royalty Trust (filed as Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.2	—	Gas Purchase Agreement dated October 1, 1992, by and between Williams Gas Marketing Company and Williams Production Company (filed as Exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.3	—	First Amendment to the Gas Purchase Agreement effective January 12, 1993, by and between Williams Gas Marketing Company and Williams Production Company (filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.4	—	Gas Gathering and Treating Agreement effective October 1, 1992, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.5	—	First Amendment to the Gas Gathering and Treating Agreement effective as of January 12, 1993, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.5 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.6	—	Amendment #2 to the Gas Gathering and Treating Agreement dated as of October 1, 1993, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.6 to the Registrant’s Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

Exhibit
Number		Description

10.7	—	Amendment #3 to the Gas Gathering and Treating Agreement dated as of October 1, 1993, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.7 to the Registrant’s Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

10.8	—	Confirmation Agreement effective as of May 1, 1995 by and among Williams Production Company, The Williams Companies, Inc. and Williams Coal Seam Gas Royalty Trust (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

23.1	—	Consent of Ernst & Young LLP.

23.2	—	Consent of Miller and Lents, Ltd.

31.1	—	Certification by Ron E. Hooper, Senior Vice President and Administrator of Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated March 15, 2007, and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certificate by Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated March 15, 2007, and submitted pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	—	The information under the section captioned “Tax Considerations” on pages 20-21, and the information under the sections captioned “Federal Income Tax Consequences” and “ERISA Considerations” on pages 45-52 of the Prospectus dated January 13, 1993, which constitutes a part of the Registration Statement on Form S-3 of The Williams Companies, Inc. (Registration No. 33-53662) (filed as Exhibit 28.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

99.2	—	Reserve Report, dated November 21, 1992, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of October 1, 1992, prepared by Miller and Lents, Ltd., independent petroleum engineers, included as Exhibit A of the Prospectus dated January 13, 1993, which constitutes a part of the Registration Statement on Form S-3 of The Williams Companies, Inc. (Registration No. 33-53662) (filed as Exhibit 28.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

99.3	—	Reserve Report, dated January 31, 2007, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of December 31, 2006, prepared by Miller and Lents, Ltd., independent petroleum engineers.