Form 10-Q
period 2007-03-31
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 2007-05-09
CIK 895007

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☐            Accelerated filer ☑            Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of units of beneficial interest outstanding at May 1, 2007: 9,700,000

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
     The financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the “Trustee”) of Williams Coal Seam Gas Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Annual Report”). The December 31, 2006 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2007, and the distributable income and the changes in trust corpus for the three-month periods ended March 31, 2007 and 2006, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
     The financial statements as of March 31, 2007, and for the three-month periods ended March 31, 2007 and 2006 included herein have been reviewed by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing herein.

Report of Independent Registered Public Accounting Firm
The Trustee
Williams Coal Seam Gas Royalty Trust
We have reviewed the condensed statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of March 31, 2007, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2007 and 2006. These financial statements are the responsibility of the Trustee’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of December 31, 2006, and the related statements of distributable income and changes in trust corpus for the year then ended not presented herein, and in our report dated March 9, 2007, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2006, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.
/s/ Ernst & Young LLP
Tulsa, Oklahoma
May 7, 2007

WILLIAMS COAL SEAM GAS ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (UNAUDITED)

	March 31,	December 31,
	2007	2006
ASSETS

Current Assets — cash and cash equivalents	$56,343	$61,607

Royalty interests in oil and gas properties (less accumulated amortization of $130,627,537 at March 31, 2007 and $130,255,472 at December 31, 2006) (Note 2)	7,939,126	8,311,191

TOTAL ASSETS	$7,995,469	$8,372,798

LIABILITIES AND TRUST CORPUS

Current Liabilities:

Accounts payable	$98,186	$56,359

Trust corpus - 9,700,000 units of beneficial interest authorized and outstanding (Note 2)	7,897,283	8,316,439

TOTAL LIABILITIES AND TRUST CORPUS	$7,995,469	$8,372,798

The accompanying notes are an integral part of these financial statements. See accountants’ review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	March 31, 2007	March 31, 2006
Royalty income (Note 2)	$2,312,842	$5,688,245
Interest income	10,136	18,706

Total	2,322,978	5,706,951

General and administrative expenses (Note 4)	(344,904)	(350,454)

Distributable income	$1,978,074	$5,356,497

Distributable income per unit (9,700,000 units) (Note 2)	$.20	$.55

The accompanying notes are an integral part of these financial statements. See accountants’ review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	March 31, 2007	March 31, 2006
Trust corpus, beginning of period	$8,316,439	$10,091,169

Amortization of royalty interests (Note 2)	(372,065)	(517,566)

Distributable income	1,978,074	5,356,497
Distributions to Unitholders (Note 5)	(2,025,165)	(5,456,948)

Trust corpus, end of period	$7,897,283	$9,473,152

Distributions per unit (9,700,000 units) (Note 5)	$.21	$.56

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
     The Trust was formed to acquire and hold certain net profits interests (the “Royalty Interests”) in proved natural gas properties located in the San Juan Basin of New Mexico and Colorado (the “Underlying Properties”) owned by WPC. The Trust was initially created effective as of December 1, 1992, with a $100 contribution by WPC. On January 21, 1993, the Royalty Interests were conveyed to the Trust by WPC pursuant to the Net Profits Conveyance (the “Conveyance”) entered into effective as of October 1, 1992, by and among WPC, Williams, the Trustee and the Delaware Trustee, in consideration for all the 9,700,000 authorized units of beneficial interest in the Trust (“Units”). WPC transferred its Units by dividend to its parent, Williams, which sold an aggregate of 5,980,000 Units to the public through various underwriters in January and February 1993 (the “Public Offering”). Subsequently, Williams sold to the public an additional 151,209 Units. During the second quarter of 1995, Williams transferred its remaining Units to Williams Holdings of Delaware, Inc. (“WHD”), a separate holding company for Williams’ non-regulated businesses. Effective July 31, 1999, WHD was merged into Williams, and by operation of the merger, Williams assumed all assets, liabilities and obligations of WHD, including without limitation ownership of WHD’s Units. Effective August 11, 2000, Williams sold its Units to Quatro Finale IV LLC, a Delaware limited liability company (“QFIV”), in a privately negotiated transaction. Williams retained the voting rights and retained a “call” option on the transferred Units and QFIV was granted a “put” option on the Units. Through a series of exercises of its call option, Williams reacquired an aggregate of 3,568,791 Units from December 2001 through June 2003. Williams has informed the Trustee that it has subsequently sold 2,779,500 of these Units through May 1, 2007 and owned a remaining 789,291 Units as of such date.
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
     On October 15, 2002, the New Mexico Oil and Gas Commission (NMOCD) revised the field rules for the Basin Fruitland Coal (Gas) Pool to allow an optional second (infill) well on the standard 320-acre spacing unit in certain designated areas of the pool (the non-fairway wells). On July 17, 2003, the NMOCD further modified the field rules for the Basin Fruitland Coal (Gas) Pool to allow these infill wells on the standard 320-acre spacing unit in all areas of the pool. The WI Properties contain 522 infill locations designated as proved locations according to U.S. Securities and Exchange Commission (“SEC”) guidelines. As of March 31, 2007, 412 infill locations are proved developed producing and 110 locations are proved undeveloped.

Based on estimated costs from the 2006 reserve report, the majority of infill drilling is expected to be completed by the end of 2007.
     As of March 31, 2007, WPC has informed the Trustee that its estimate is that the Infill Net Profit Costs exceeded the Infill Net Profit Gross Proceeds by approximately $7,200,000. The Trust will not be liable for such excess costs, and such excess costs will hereafter constitute Excess Infill Net Profit Costs until recovered by WPC. The Trust will not receive its 20 percent interest in WPC’s Infill Net Proceeds until such time as the Infill Net Profits Gross Proceeds exceeds the Infill Net Profit Costs on an aggregate basis. The complete definitions of Infill Net Proceeds, Infill Net Profit Costs, Excess Infill Net Profit Costs, and Infill Net Profit Gross Proceeds are set forth in the Conveyance.
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
     The Trustee assumed that some Trust Units are held by a middleman, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain join owners, and brokers holding an interest for a custodian in a street name). Therefore, the Trustee considers the Trust to be a widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. Bank of America, N.A., 901 Main Street, 17th Floor, Dallas, Texas 75202, telephone number (214) 209-2400, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT.
     Each Unitholder should consult his tax advisor regarding Trust tax compliance matters.
4. RELATED PARTY TRANSACTIONS
     Williams provides accounting, bookkeeping and informational services to the Trust in accordance with an Administrative Services Agreement effective December 1, 1992. The fee is $50,000 per quarter, escalating 3 percent each October 1 commencing October 1, 1993. Aggregate fees incurred by the Trust to Williams at December 31, 2006 represent the fourth quarter fee, and amounts paid by the Trust to Williams at March 31, 2007 represent the first quarter fee. Substantially all production from the WI Properties is sold to a Williams’ subsidiary. Additionally, all royalty income is received from Williams. The Trust paid to Williams for the first quarter of 2007 $75,629 as compared to $73,427 for the first quarter of 2006.
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
6. SUBSEQUENT EVENTS
     Subsequent to March 31, 2007, the Trust declared the following distribution:

Quarterly
Record	Payment	Distribution
Date	Date	per Unit
May 15, 2007	May 30, 2007	$.216611
     The distribution per unit was $.216611 attributable to the first quarter of 2007 (payable in the second quarter of 2007) as compared to $.208780 attributable to the fourth quarter of 2006 (paid in the first quarter of 2007). The increase in distributions is mainly the result of higher natural gas prices during the three month period ended March 31, 2007 as compared to the three month period ended December 31, 2006.
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
     Under the pricing mechanism of the Gas Purchase Contract, when the market price is less than $1.70 per MMBtu (the “Minimum Purchase Price”), the Trust will be paid the Minimum Purchase Price for the gas and an account (the “Price Credit Account”) will be maintained to identify the accrued and unrecouped amount of payments made to the Trust in excess of the market price. Any amounts in the Price Credit Account are subject to future recoupment when the market price exceeds the Minimum Purchase Price. As of March 31, 2007, there were no remaining unrecouped price credits in the Price Credit Account. To the extent there may in the future be a balance in the Price Credit Account, the entitlement to recoup price credits means that if and when the index price is above the Minimum Purchase Price, future royalty income paid to the Trust would be reduced until such time as such Price Credit Account is once again reduced to zero. Corresponding cash distributions to Unitholders would also be reduced.
     While the terms of the Gas Purchase Agreement pricing mechanism remain in place and no balance exists in the Price Credit Account, when the market price for natural gas exceeds $1.94 per MMBtu, the Trust receives only 50 percent of the excess of the market price over the $1.94 price per MMBtu before reduction for gathering, processing and certain other costs. For production months in the fourth quarter of 2006, which are reported as Royalty Income in the first quarter of 2007, the index price remained above the Minimum Purchase Price.
     The majority of the production attributable to the Trust is within Federal units. Unit participating areas are formed by pooling production from the participating area. Entitlement to the pooled production is based on each party’s acreage in the participating area divided by the total participating acreage. Wells drilled outside the participating area may create an enlargement to the participating area and a revision of the Unit ownership entitlement. The Bureau of Land Management (“BLM”) must approve Unit participating area expansions. The effective date for Unit expansions is retroactive to the date the well creating the expansion was tested. WPC has notified the Trust that there are pending expansions approved by the BLM prior to March 31, 2007 for additional participating area enlargements related to several wells that will retroactively be included in the Underlying Properties. These expansions are retroactive to production periods beginning in 1996. WPC has informed the Trustee that they have estimated the impact of the retroactive expansion to the Trust to be an approximate $4 million increase to the Trust’s royalty income. This adjustment is expected to be considered in the Trust’s third quarter distribution from WPC and will likely be offset against the impact to the Trust of WPC’s settlement with the Minerals Management Service discussed below. Additionally, WPC has informed the Trust that the estimated capital cost component for production periods since October 2005 through December 2006 have been actualized. The actualization was included as a $160,000 retroactive adjustment increasing the Trust’s first quarter distribution from WPC. There were no significant dollar effects of unit expansions affecting royalty income for the first quarter ended March 31, 2006. The revenues presented in the accompanying statements of distributable income are on an entitlement basis and, except as described above, are reflective of the most recent BLM participating area approvals at March 31, 2007 as indicated by WPC.

     On January 5, 2001, the State of New Mexico, acting under authority of the Minerals Management Service (“MMS”), a subagency of the United States Department of the Interior, presented WPC with an Audit Issue Letter for the alleged underpayment of royalties in the amount of $948,501, on gas produced from the Underlying Properties due to Federal royalty owners during the time period from January 1992 through December 1996. MMS regulations permit a lessee to deduct from its gross proceeds its reasonable actual costs of transportation and processing to transport the gas from the lease to the point of sale in calculating the market value of its production. The State of New Mexico claims that certain costs of removing and transporting carbon dioxide gas are not deductible. On March 22, 2001, WPC responded to the Audit Issue Letter and contested the State of New Mexico’s claim for additional royalties as being contrary to law. In early November 2001, WPC received from the MMS an Order to Report and Pay Additional Royalties and Perform Restructured Accounting on subsequent periods. The order was dated October 30, 2001. The order requires WPC (1) to pay additional royalties of $943,964 on production related to the audit period of January 1, 1992 through December 31, 1996; (2) to pay an estimated incremental royalty amount of $991,549 for production covering January 1, 1997 through March 31, 2001; and (3) to perform a restructured accounting and pay an additional royalty for months after March 2001. On January 30, 2002, WPC filed its Statement of Reasons in support of its earlier appeal of the Audit Issue Letter. Applying the MMS methodology asserted by the State of New Mexico could potentially result in negative adjustments to amounts previously paid to the Trust. On November 1, 2004, WPC received notice that its appeal was denied in part by the MMS. On January 14, 2005, WPC filed a Complaint for Review of Agency Action and Declaratory Relief requesting the United States District Court for the District of New Mexico hold unlawful and set aside the Assistant Secretary’s October 2004 decision. A separate but similar matter has been determined unfavorably against another major oil and gas producer in the D.C. circuit court. WPC has informed the Trustee that it expects to reach a settlement with the MMS in 2007. As a result, in the third quarter distribution, WPC expects to consider the Trust’s portion of the settlement (currently estimated to be approximately $5.3 million) against the amount owed to the Trust by WPC for the unit expansions described above.
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
     As described in Note 7 to the financial statements of the Trust appearing elsewhere in this Form 10-Q, future distributable income of the Trust could be adversely affected by the resolution with the State of New Mexico of the matter regarding the deductibility of certain costs of removing and transporting carbon dioxide gas. Unitholders should carefully review the more detailed discussion concerning this in Note 7, although the impact is currently expected to be offset to some extent by the estimated $4 million retroactive unitization adjustment described in Note 7.
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
     For the quarter ended March 31, 2007, royalty income received by the Trust amounted to $2,312,842 as compared to $5,688,245 received for the same quarter in 2006. The decrease in royalty income is primarily due to lower natural gas prices and lower production. Production related to the royalty income received by the Trust in the first quarter of 2007 was 955,292 MMBtu as compared to 1,297,107 MMBtu for the same quarter in 2006. Interest income for the quarter ended March 31, 2007 was lower due to less funds available for Investment compared to the same quarter in 2006. General and administrative expenses for the quarter ended March 31, 2007 were comparable to the same quarter in 2006.
     Distributable income for the quarter ended March 31, 2007 was $1,978,074 or $.20 per Unit compared to $5,356,497 or $.55 per Unit for the same quarter in 2006. This decrease was the result of lower royalty income as previously described. A distribution of $.208780 per Unit was made on March 1, 2007 to Unitholders of record on February 14, 2007.
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
     Royalty income received by the Trust in a given calendar quarter will generally reflect the sum of (i) proceeds from the sale of gas produced from the WI Properties during the preceding calendar quarter, plus (ii) cash received by WPC with respect to the Farmout Properties either (a) during the preceding calendar quarter or (b) if received in sufficient time to be paid to the Trust, in the month immediately following such calendar quarter. Accordingly, the royalty income included in distributable income for the quarter ended March 31, 2007, was based on production volumes and natural gas prices for the period October 2006 through December 2006, as shown in the table below. Due to delays associated with the receipt of income related to the Farmout Properties, the Trust’s royalty income for the first quarter of 2007 reflects estimated production volumes from the Farmout Properties for the months of September 2006 through November 2006, as shown in the table below. The net production volumes included in the table below are for production attributable to net profits of the Underlying Properties, and not for production attributable to the Trust’s Royalty Interests.

	Three Months	Three Months
	Ended	Ended
	December 31, 2006	December 31, 2005
Production (MMBtu) (1)
WI Properties	1,254,473 (2)	1,795,523 (4)
Farmout Properties	337,681 (3)	366,322 (5)

Blanco Hub Spot Price ($/MMBtu) (6)	$5.42	$9.59

Net Wellhead Price WI Properties ($/MMBtu) (6)	$2.24	$4.29

(1)	Million British Thermal Units.

(2)	Includes retroactive adjustments of (45,534) MMBtu.

(3)	Reflects estimated volumes for September 2006 through November 2006.

(4)	Includes retroactive adjustments of (26,762) MMBtu.

(5)	Reflects estimated volumes for September 2005 through November 2005.

(6)	Simple average of estimates for the months included in the period presented.
     Production from the WI Properties is generally sold by WPC to WPX Gas Resources pursuant to the Gas Purchase Contract that provides certain protections for WPC and Unitholders by providing that WPX Gas Resources will purchase gas from WPC at a minimum purchase price of $1.70 even when the applicable index price (which is equal to 97% of the Blanco Hub Spot Price) falls below $1.70 per MMBtu, provided that WPX Gas Resources is entitled to accrue price credits in the amount of any excess of the minimum price so paid over the applicable index price. When the applicable index price exceeds $1.70 per MMBtu, WPX Gas Resources is entitled to recoup any price credits previously accrued. When the applicable index price is greater than $1.94 per MMBtu, the Gas Purchase Contract protects and benefits WPX Gas Resources by allowing it to purchase gas from WPC at a contract price equal to $1.94 per MMBtu plus only 50 percent of the difference between the applicable index price and $1.94 per MMBtu. The Gas Purchase Contract also provides that the price paid for gas by WPX Gas Resources is reduced by the amount of gathering, processing and certain other costs paid by WPX Gas Resources. See “Item 2 Properties — The Royalty Interests — Gas Purchase Contract” in the 2006 Annual Report for detailed information about the Gas Purchase Contract and its impact on Trust income.
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
     For the three months ended March 31, 2007, which is based on production volumes and natural gas prices for the three months ended December 31, 2006, the Blanco Hub Spot Price was above $2.00 per MMBtu, and therefore the applicable index price under the Gas Purchase Contract, which is equal to 97% of the Blanco Hub Spot Price, was above $1.94 per MMBtu through such period. In general, under the Gas Purchase Contract, the Trust only receives the benefit of 50 percent of any amount by which the applicable index price exceeds $1.94 per MMBtu. Consequently, pursuant to the terms of the Gas Purchase Contract, WPX Gas Resources paid WPC an amount for gas purchased equal to $1.94 per MMBtu, less the costs paid by WPX Gas Resources to gather and process such gas and deliver it to specified delivery points plus 50 percent of the excess of the applicable index price over $1.94 per MMBtu. The Blanco Hub Spot Price remained above $2.00 per MMBtu in April 2007.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     The only assets of and sources of income to the Trust are the Royalty Interests, which generally entitle the Trust to receive a share of the net profits from natural gas production from the Underlying Properties. Consequently, the Trust’s financial results can be significantly affected by fluctuations in natural gas prices and the Trust has commodity price risk exposure associated with the natural gas markets in the United States. The Trust does not engage in any hedging activities to manage its price risk associated with natural gas production from the Underlying Properties. The Royalty Interests do not entitle the Trust to control or influence the operation of the Underlying Properties or the sale of gas produced therefrom. Natural gas produced from the WI Properties, which comprises the majority of production attributable to the Royalty Interests, is currently sold by WPC pursuant to the terms of the Gas Purchase Contract. Although the Trust is not a party to the Gas Purchase Contract, the Gas Purchase Contract may significantly impact revenues to the Trust. Although the Gas Purchase Contract mitigates the risk to the Trust of low gas prices, it also limits the ability of the Trust to benefit from the effects of higher gas prices, particularly to the extent a balance exists in the Price Credit Account. See “Item 2 Properties — The Royalty Interests — Gas Purchase Contract” in the 2006 Annual Report for detailed information about the Gas Purchase Contract and its impact on the Trust and Unitholders.
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
PART II — OTHER INFORMATION
Items 1 through 5.
     Not applicable.
Item 6. Exhibits.
     The exhibits listed below are filed as part of this report:

EXHIBIT NUMBER	EXHIBIT
15.1 —	Letter regarding unaudited interim financial information dated May 7, 2007, from the independent Registered Public Accounting Firm which acknowledges awareness of the use in registration statement of a report on unaudited interim financial information.

31.1 —	Certification by Ron E. Hooper, Senior Vice President and Administrator of Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated May 9, 2007, and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certificate by Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated May 9, 2007, and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS COAL SEAM GAS ROYALTY TRUST
By:	BANK OF AMERICA, N.A., Trustee

By:	/s/ RON E. HOOPER
Ron E. Hooper
Senior Vice President and Administrator

(The Trust has no directors or executive officers.)
     Date: May 9, 2007

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT
15.1 —	Letter regarding unaudited interim financial information dated May 7, 2007, from the independent Registered Public Accounting Firm which acknowledges awareness of the use in registration statement of a report on unaudited interim financial information.

31.1 —	Certification by Ron E. Hooper, Senior Vice President and Administrator of Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated May 9, 2007, and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certificate by Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated May 9, 2007, and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).