Form 10-Q
period 2007-09-30
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 2007-11-06
CIK 895007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of units of beneficial interest outstanding at November 1, 2007: 9,700,000

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
     The financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the “Trustee”) of Williams Coal Seam Gas Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Annual Report”). The December 31, 2006 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2007, the distributable income for the three-month and nine-month periods ended September 30, 2007 and 2006, and the changes in trust corpus for the nine-month periods ended September 30, 2007 and 2006, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
     The financial statements as of September 30, 2007, and for the three-month and nine-month periods ended September 30, 2007 and 2006 included herein have been reviewed by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing herein.

Report of Independent Registered Public Accounting Firm
The Trustee
Williams Coal Seam Gas Royalty Trust
We have reviewed the condensed statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of September 30, 2007, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 2007 and 2006, and the condensed statements of changes in trust corpus for the nine-month periods ended September 30, 2007 and 2006. These financial statements are the responsibility of the Trustee’s management.
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
/s/ Ernst & Young LLP
Tulsa, Oklahoma
November 2, 2007

WILLIAMS COAL SEAM GAS ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(UNAUDITED)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Current Assets — cash and cash equivalents	$129,261	$61,607

Royalty interests in oil and gas properties (less accumulated amortization of $131,391,252 at September 30, 2007 and $130,255,472 at December 31, 2006) (Note 2)	7,175,411	8,311,191

TOTAL ASSETS	7,304,672	8,372,798

LIABILITIES AND TRUST CORPUS

Current Liabilities:

Accounts payable	$42,065	$56,359

Trust corpus - 9,700,000 units of beneficial interest authorized and outstanding (Note 2)	7,262,607	8,316,439

TOTAL LIABILITIES AND TRUST CORPUS	$7,304,672	$8,372,798

The accompanying notes are an integral part of these financial statements. See accountants’ review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	September 30, 2007	September 30, 2006
Royalty income (Notes 2 and 7)	$2,770,217	$2,398,353
Interest income	11,053	10,754

Total	2,781,270	2,409,107

General and administrative expenses (Note 4)	(168,593)	(147,028)

Distributable income	$2,612,677	$2,262,079

Distributable income per unit (9,700,000 units) (Note 2)	$.27	$.23

The accompanying notes are an integral part of these financial statements. See accountants’ review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	NINE MONTHS	NINE MONTHS
	ENDED	ENDED
	September 30, 2007	September 30, 2006
Royalty income (Notes 2 and 7)	$7,493,850	$11,012,109
Interest income	31,993	39,397

Total	7,525,843	11,051,506

General and administrative expenses (Note 4)	(786,582)	(767,722)

Distributable income	$6,739,261	$10,283,784

Distributable income per unit (9,700,000 units) (Note 2)	$0.69	$1.06

The accompanying notes are an integral part of these financial statements. See accountants’ review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	NINE MONTHS	NINE MONTHS
	ENDED	ENDED
	September 30, 2007	September 30, 2006
Trust corpus, beginning of period	$8,316,439	$10,091,169

Amortization of royalty interests (Note 2)	(1,135,780)	(1,296,224)

Distributable income	6,739,261	10,283,784
Distributions to Unitholders (Note 5)	(6,657,313)	(10,291,320)

Trust corpus, end of period	$7,262,607	$8,787,409

Distributions per unit (9,700,000 units) (Note 5)	$0.69	$1.06

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
     The Trust was formed to acquire and hold certain net profits interests (the “Royalty Interests”) in proved natural gas properties located in the San Juan Basin of New Mexico and Colorado (the “Underlying Properties”) owned by WPC. The Trust was initially created effective as of December 1, 1992, with a $100 contribution by WPC. On January 21, 1993, the Royalty Interests were conveyed to the Trust by WPC pursuant to the Net Profits Conveyance (the “Conveyance”) entered into effective as of October 1, 1992, by and among WPC, Williams, the Trustee and the Delaware Trustee, in consideration for all the 9,700,000 authorized units of beneficial interest in the Trust (“Units”). WPC transferred its Units by dividend to its parent, Williams, which sold an aggregate of 5,980,000 Units to the public through various underwriters in January and February 1993 (the “Public Offering”). Subsequently, Williams sold to the public an additional 151,209 Units. During the second quarter of 1995, Williams transferred its remaining Units to Williams Holdings of Delaware, Inc. (“WHD”), a separate holding company for Williams’ non-regulated businesses. Effective July 31, 1999, WHD was merged into Williams, and by operation of the merger, Williams assumed all assets, liabilities and obligations of WHD, including without limitation, ownership of WHD’s Units. Effective August 11, 2000, Williams sold its Units to Quatro Finale IV LLC, a Delaware limited liability company (“QFIV”), in a privately negotiated transaction. Williams retained the voting rights and retained a “call” option on the transferred Units, and QFIV was granted a “put” option on the Units. Through a series of exercises of its call option, Williams reacquired an aggregate of 3,568,791 Units from December 2001 through June 2003. Williams has informed the Trustee that it has subsequently sold 2,779,500 of these Units through November 1, 2007 and owned a remaining 789,291 Units as of such date.
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
     The Trust will terminate no later than December 31, 2012, subject to earlier termination under certain circumstances described in the Trust Agreement (the “Termination Date”). See Item 2, “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations – Termination and Liquidation of the Trust” for information regarding the potential early termination of the Trust. Cancellation of the Trust will occur on or following the Termination Date when all Trust assets have been sold and the net proceeds therefrom distributed to holders of Units in the Trust (“Unitholders”).
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
     On October 15, 2002, the New Mexico Oil and Gas Commission (NMOCD) revised the field rules for the Basin Fruitland Coal (Gas) Pool to allow optional second (infill) wells on the standard 320 acre spacing unit in certain designated areas of the pool (the non fairway wells). On July 17, 2003, the NMOCD further modified the field rules for the Basin Fruitland Coal (Gas) Pool to allow these infill wells on the standard 320 acre spacing unit in all areas of the pool. The WI Properties contain 522 infill locations designated as proved locations according to

U.S. Securities and Exchange Commission (“SEC”) guidelines. As of September 30, 2007, 426 infill locations are proved developed producing and 96 locations are proved undeveloped.
     As of August 31, 2007, WPC has informed the Trustee that its estimate is that the Infill Net Profit Costs exceeded the Infill Net Profit Gross Proceeds by approximately $3,300,000. The Trust will not be liable for such excess costs, and such excess costs will hereafter constitute Excess Infill Net Profit Costs until recovered by WPC. The Trust will not receive its 20 percent interest in WPC’s Infill Net Proceeds until such time as the Infill Net Profits Gross Proceeds exceeds the Infill Net Profit Costs on an aggregate basis. The complete definitions of Infill Net Proceeds, Infill Net Profit Costs, Excess Infill Net Profit Costs, and Infill Net Profit Gross Proceeds are set forth in the Conveyance.
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
4. RELATED PARTY TRANSACTIONS
     Williams provides accounting, bookkeeping and informational services to the Trust in accordance with an Administrative Services Agreement effective December 1, 1992. The fee is $50,000 per quarter, escalating 3 percent each October 1 commencing October 1, 1993. For the three and nine month periods ended September 30, 2007, the Trust paid $75,629 and $226,888, respectively, as compared to $73,426 and $220,280 for the comparable period in 2006. Substantially all production from the WI Properties is sold to a Williams’ subsidiary. Additionally, all royalty income is received from Williams.
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
6. SUBSEQUENT EVENTS
     Subsequent to September 30, 2007, the Trust declared the following distribution:

Quarterly
Record	Payment	Distribution
Date	Date	per Unit
November 14, 2007	November 29, 2007	$.194669
     The distribution per unit was $.194669 attributable to the third quarter of 2007 (payable in the fourth quarter of 2007) as compared to $.260930 attributable to the second quarter of 2007 (paid in the third quarter of 2007). The decrease in distributions is mainly the result of lower natural gas prices and lower production volumes.

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
     Under the pricing mechanism of the Gas Purchase Contract, when the market price is less than $1.70 per MMBtu (the “Minimum Purchase Price”), the Trust will be paid the Minimum Purchase Price for the gas and an account (the “Price Credit Account”) will be maintained to identify the accrued and unrecouped amount of payments made to the Trust in excess of the market price. Any amounts in the Price Credit Account are subject to future recoupment when the market price exceeds the Minimum Purchase Price. As of September 30, 2007, there were no remaining unrecouped price credits in the Price Credit Account. To the extent there may in the future be a balance in the Price Credit Account, the entitlement to recoup price credits means that, if and when the index price is above the Minimum Purchase Price, future royalty income paid to the Trust would be reduced until such time as such Price Credit Account is once again reduced to zero. Corresponding cash distributions to Unitholders would also be reduced.
     While the terms of the Gas Purchase Agreement pricing mechanism remain in place and no balance exists in the Price Credit Account, when the market price for natural gas exceeds $1.94 per MMBtu, the Trust receives only 50 percent of the excess of the market price over the $1.94 price per MMBtu before reduction for gathering, processing and certain other costs. For production months in the first nine months of 2007, the index price remained above the Minimum Purchase Price.
     The majority of the production attributable to the Trust is within Federal units. Unit participating areas are formed by pooling production from the participating area. Entitlement to the pooled production is based on each party’s acreage in the participating area divided by the total participating acreage. Wells drilled outside the participating area may create an enlargement to the participating area and a revision of the Unit ownership entitlement. The Bureau of Land Management (“BLM”) must approve Unit participating area expansions. The effective date for Unit expansions is retroactive to the date the well creating the expansion was tested. WPC has informed the Trustee that it has calculated the impact of various retroactive unit expansions to the Trust to be an approximate $4.8 million increase to the Trust’s royalty income. This adjustment was the result of numerous expansions coming from the BLM and all impacting at the same accounting period for the Trust and was recognized in the Trust’s third quarter royalty income. The effects of these unit expansions were offset by the impact to the Trust of WPC’s settlement with the MMS discussed below. These expansions are retroactive to production periods beginning in 1996.

     Additionally, the Trust’s distribution from WPC based on first quarter production, recognized by the Trust as second quarter royalty income, was increased by approximately $120,000 primarily related to the actualization of capital cost estimates for production periods from October 2005 through December 2006.
     The revenues presented in the accompanying statements of distributable income are on an entitlement basis and, except as described above, are reflective of the most recent BLM participating area approvals at September 30, 2007.
     On January 5, 2001, the State of New Mexico, acting under authority of the Minerals Management Service (“MMS”), a subagency of the United States Department of the Interior, presented WPC with an Audit Issue Letter for the alleged underpayment of royalties in the amount of $948,501, on gas produced from the Underlying Properties due to Federal royalty owners during the time period from January 1992 through December 1996. MMS regulations permit a lessee to deduct from its gross proceeds its reasonable actual costs of transportation and processing to transport the gas from the lease to the point of sale in calculating the market value of its production. The State of New Mexico claims that certain costs of removing and transporting carbon dioxide gas are not deductible. On March 22, 2001, WPC responded to the Audit Issue Letter and contested the State of New Mexico’s claim for additional royalties as being contrary to law. In early November 2001, WPC received from the MMS an Order to Report and Pay Additional Royalties and Perform Restructured Accounting on subsequent periods. The order was dated October 30, 2001. The order requires WPC (1) to pay additional royalties of $943,964 on production related to the audit period of January 1, 1992 through December 31, 1996; (2) to pay an estimated incremental royalty amount of $991,549 for production covering January 1, 1997 through March 31, 2001; and (3) to perform a restructured accounting and pay an additional royalty for months after March 2001. WPC has informed the Trustee that it has reached a settlement with the MMS in 2007. As a result, in the third quarter distribution based on second quarter production, WPC considered the Trust’s $5 million portion of the settlement against the $4.8 million amount owed to the Trust by WPC for the unit expansions described above. The net effect of these items and certain other estimate to actual adjustments resulted in an approximate $144,000 decrease to the Trust’s third quarter royalty income.
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
     As described in Note 7 to the financial statements of the Trust appearing elsewhere in this Form 10-Q, third quarter distributable income of the Trust was negatively affected by the Trust’s $5 million share of WPC’s settlement with the MMS of the matter regarding the deductibility of certain costs of removing and transporting carbon dioxide gas which was substantially offset by the $4.8 million retroactive unitization adjustment. Unitholders should carefully review the more detailed discussion concerning these matters in Note 7.
Three Months and Nine Months Ended September 30, 2007 Compared to Three Months and Nine Months Ended September 30, 2006
     For the quarter ended September 30, 2007, royalty income received by the Trust amounted to $2,770,217 as compared to $2,398,353 received for the same quarter in 2006. The increase in royalty income is primarily due to higher production and higher natural gas prices. Production related to the royalty income received by the Trust in the third quarter of 2007 was 1,098,445 MMBtu as compared to 1,000,364 MMBtu for the same quarter in 2006. As described in Note 7, the royalty income and production quantities include the effects of retroactive adjustments and the settlement of the MMS matter. These retroactive adjustments result from unit expansions on certain Federal Units.
     Royalty income for the nine months ended September 30, 2007 was $7,493,850 as compared to $11,012,109 for the same period in 2006. Production related to the royalty income received by the Trust for the nine months ended September 30, 2007 was 2,910,023 MMBtu as compared to 3,220,079 MMBtu for the nine months ended September 30, 2006. As described above in Note 7, the royalty income and production quantities include the effects of retroactive adjustments and the settlement of the MMS matter. These retroactive adjustments result from unit expansions on certain Federal Units. Both natural gas prices and production volumes for the nine month period ended September 30, 2007 were lower compared to the previous year.
     Interest income for the three month period ended September 30, 2007 was higher due to higher interest rates and more funds available for investment compared to the same period in 2006. Interest income for the nine month period was lower than the same period for 2006 primarily due to more funds available in 2006 than 2007. General and administrative expenses for the three month period ended September 30, 2007 increased by $21,500 compared to the same period in 2006 due to increased Unitholder reporting expense. General and administrative expenses for the nine month period ended September 30, 2007 increased by $19,000 compared to the same period in 2006 due to increased Unitholder reporting expense.
     Distributable income for the quarter ended September 30, 2007 was $2,612,677 or $.27 per Unit compared to $2,262,079 or $.23 per Unit for the same quarter in 2006. This increase was the result of higher production volumes and higher natural gas prices. A distribution of $.194669 per Unit will be made on November 29, 2007 to Unitholders of record on November 14, 2007. Distributable income for the nine months ended September 30, 2007 was $6,739,261 or $.69 per Unit as compared to $10,283,784 or $1.06 per Unit for the same period in 2006. This decrease was the result of lower production volumes and lower natural gas prices in 2007 than in 2006.
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
     Royalty income received by the Trust in a given calendar quarter will generally reflect the sum of (i) proceeds from the sale of gas produced from the WI Properties during the preceding calendar quarter, plus (ii) cash received by WPC with respect to the Farmout Properties either (a) during the preceding calendar quarter or (b) if received in sufficient time to be paid to the Trust, in the month immediately following such calendar quarter. Accordingly, the royalty income included in distributable income for the quarter ended September 30, 2007, was based on production volumes and natural gas prices for the period April 2007 through June 2007, as shown in the table below. Due to delays associated with the receipt of income related to the Farmout Properties, the Trust’s royalty income for the third quarter of 2007 reflects estimated production volumes from the Farmout Properties for the months of March 2007 through May 2007, as shown in the table below. The net production volumes included in the table below are for production attributable to net profits of the Underlying Properties, and not for production attributable to the Trust’s Royalty Interests.

	Three Months	Three Months
	Ended	Ended
	June 30, 2007	June 30, 2006
Production (MMBtu) (1)
WI Properties	1,527,012 (2)	1,298,223 (3)
Farmout Properties	303,730	369,051

Blanco Hub Spot Price ($/MMBtu) (4)	$6.47	$5.34

Net Wellhead Price WI Properties ($/MMBtu)	$2.80	$2.20

(1)	Million British Thermal Units.

(2)	Includes favorable retroactive adjustments of 37,287 MMBtu.

(3)	Includes favorable retroactive adjustments of 11,663 MMBtu.

(4)	Weighted average of estimates for the months included in the period presented.
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

     For the nine months ended September 30, 2007, which is based on production volumes and natural gas prices for the nine months ended June 30, 2007, the Blanco Hub Spot Price was above $2.00 per MMBtu, and therefore the applicable index price under the Gas Purchase Contract, which is equal to 97% of the Blanco Hub Spot Price, was above $1.94 per MMBtu through such period. In general, under the Gas Purchase Contract, the Trust only receives the benefit of 50 percent of any amount by which the applicable index price exceeds $1.94 per MMBtu. Consequently, pursuant to the terms of the Gas Purchase Contract, WPX Gas Resources paid WPC an amount for gas purchased equal to $1.94 per MMBtu, less the costs paid by WPX Gas Resources to gather and process such gas and deliver it to specified delivery points plus 50 percent of the excess of the applicable index price over $1.94 per MMBtu. The Blanco Hub Spot Price remained above $2.00 per MMBtu in October 2007.
     The information in this Form 10-Q concerning production and prices relating to the Underlying Properties is based on information prepared and furnished by WPC to the Trustee. The Trustee has no control over and no responsibility relating to the operation of the Underlying Properties.
Termination and Liquidation of the Trust
     Pursuant to the terms of the Trust Agreement, the Trust will terminate no later than December 31, 2012 or upon the first to occur of certain events, including (i) the disposition by the Trust of all Royalty Interests; (ii) following an affirmative vote in favor of termination of the Trust by the holders of record of more than 50% of the then outstanding Units; (iii) such time as the ratio of cash received by the Trust with respect to the Royalty Interests (excluding the effect on cash distributions received by the Trust in respect of the Royalty Interests of excess capital costs) to administrative costs of the Trust is less than 1.2 to 1.0 for three (3) consecutive calendar quarters, and (iv) March 1 of any calendar year if, based on a reserve report as of December 31 of the prior year, it is determined that, as of such date, the net present value (discounted at 10 percent) of the estimated future net revenues (calculated in accordance with criteria established by the SEC) for proved reserves attributable to the Royalty Interests but using the average monthly Blanco Hub Spot Price for the past calendar year less certain gathering costs is equal to or less than $30 million (the date of the first of such occurrences is referred to herein as the “Termination Date”).
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
     Upon the termination of the Trust, the Trustee will use best efforts (as defined in the Trust Agreement) to sell any remaining Royalty Interests for cash pursuant to the procedures described in the Trust Agreement. The Trustee will retain an investment banking firm (the “Advisor”) on behalf of the Trust who will assist the Trustee in selling the remaining Royalty Interests then owned by the Trust (the “Remaining Royalty Interests”). WPC has the right, but not the obligation to make a cash offer, to purchase all Remaining Royalty Interests following termination of the Trust as described in the following paragraph.

     WPC may, within 60 days following the Termination Date, make a cash offer to purchase all of the Remaining Royalty Interests then held by the Trust. In the event such an offer is made by WPC, the Trustee will decide, based on the recommendation of the Advisor, to either (i) accept such offer (in which case no sale to WPC will be made unless a fairness opinion is given by the Advisor that the purchase price is fair to the Trust and Unitholders) or (ii) defer action on such offer. If the Trustee defers action on WPC’s offer, the offer will be deemed withdrawn and the Trustee will then use Best Efforts (as defined in the Trust Agreement), assisted by the Advisor to obtain alternative offers for the Remaining Royalty Interests. At the end of a 120-day period following the Termination Date, the Trustee is required to notify WPC of the highest of any other offers (net of any commissions or other fees payable by the Trust), acceptable to the Trustee (which must be an all-cash offer), received during such period (the “Highest Acceptable Offer”), WPC then has the exclusive right (whether or not it made an initial offer), but not the obligation, to purchase all Remaining Royalty Interests for a cash purchase price computed as follows: (i) if the Highest Acceptable Offer is more than 105 percent of WPC’s original offer (or if WPC did not make a prior offer), the purchase price will be 105 percent of the Highest Acceptable Offer, or (ii) if the Highest Acceptable Offer is equal to or less than 105 percent of WPC’s original offer, the purchase price will be equal to the Highest Acceptable Offer. If no other acceptable offers are received for all Remaining Royalty Interests, the Trustee may request WPC to submit another offer for consideration by the Trustee and may accept or reject such offer. Acceptance of an offer by the Trustee shall be conditioned upon the opinion of the Advisor of the fairness of the offer.
     If a sale of the Remaining Royalty Interests is made or a definitive contract for sale of the Remaining Royalty Interests is entered into within a 150-day period following the Termination Date, the buyer of the Remaining Royalty Interests, and not the Trust or Unitholders, will be entitled to all proceeds of production attributable to the Remaining Royalty Interests following the Termination Date.
     In the event that WPC does not purchase the Remaining Royalty Interests, the Trustee may accept any offer for all or any part (not more than six parts) of the Remaining Royalty Interests as it deems to be in the best interests of the Trust and Unitholders and may continue, for up to one calendar year after the Termination Date, to attempt to locate a buyer or buyers of the Remaining Royalty Interests in order to sell such interests in an orderly fashion not involving a public auction. If any Remaining Royalty Interests have not been sold or a definitive agreement for sale has not been entered into by the end of such calendar year, the Trustee is required to sell the Remaining Royalty Interests at public auction to the highest cash bidder, which sale may be to WPC or any of its affiliates. Notice of such sale by auction shall be mailed at least 30 days prior to such sale to each Unitholder at his address as it appears on the ownership ledger of the Trustee.
     WPC’s purchase rights, as described, may be exercised by WPC and each of its successors-in-interest and assigns. WPC’s purchase rights are fully assignable by WPC to any person. The costs of liquidation, including the fees and expenses of the Advisor, and the Trustee’s liquidation fee will be paid by the Trust.
     The sale of the Remaining Royalty Interests and the termination of the Trust will be taxable events to the Unitholders. Generally, a Unitholder will realize gain or loss equal to the difference between the amount realized on the sale and termination of the Trust and his adjusted basis in such Units. Gain or loss realized by a Unitholder who is not a dealer with respect to such Units and who has a holding period for the Units of more than one year will be treated as long-term capital gain or loss except to the extent of any depletion recapture amount, which must be treated as ordinary income. Each Unitholder should consult his own tax advisor regarding Trust tax compliance matters, including Federal and state tax implications concerning the sale of the Royalty Interests and the termination of the Trust.
Forward-Looking Statements
     This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbor created thereby. All statements other than statements of historical fact included in this Form 10-Q, including, without limitation, statements contained in this “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Trust’s financial position and industry conditions and termination of the Trust, are forward-looking statements. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.
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
PART II — OTHER INFORMATION
Items 1 through 5.
     Not applicable.
Item 6. Exhibits.
     The exhibits listed below are filed as part of this report:

EXHIBIT
NUMBER	EXHIBIT

15.1 —	Letter regarding unaudited interim financial information dated November 2, 2007, from the independent Registered Public Accounting Firm which acknowledges awareness of the use in registration statement of a report on unaudited interim financial information.

31.1 —	Certification by Ron E. Hooper, Senior Vice President and Administrator of Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated November 5, 2007, and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certificate by Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated November 5, 2007, and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WILLIAMS COAL SEAM GAS ROYALTY TRUST
By: BANK OF AMERICA, N.A., Trustee

By:	/s/ RON E. HOOPER
Ron E. Hooper
Senior Vice President and Administrator

(The Trust has no directors or executive officers.)
Date: November 5, 2007

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT

15.1 —	Letter regarding unaudited interim financial information dated November 2, 2007, from the independent Registered Public Accounting Firm which acknowledges awareness of the use in registration statement of a report on unaudited interim financial information.

31.1 —	Certification by Ron E. Hooper, Senior Vice President and Administrator of Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated November 5, 2007, and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certificate by Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated November 5, 2007, and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).