Form 10-K
period 2007-12-31
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 2008-03-14
CIK 895007

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
NONE
          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes ☐      No ☑
          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐      No ☑
          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
          The aggregate market value of the registrant’s units of beneficial interest outstanding (based on the closing sale price on the New York Stock Exchange on June 29, 2007, held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $92,493,159.
          At March 1, 2008, there were 9,700,000 units of beneficial interest outstanding.
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
          “December 31, 2007 Reserve Report” means the Reserve Report, dated January 31, 2008, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of December 31, 2007, prepared by Miller and Lents, Ltd., independent petroleum engineers, a copy of which is filed as an exhibit to this Form 10-K.
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
          “Grantor trust” means a trust as to which the grantor is treated as the owner of the trust income and corpus under the applicable provisions of the IRC and the Treasury Regulations thereunder.
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
          “Net wells” and “net acres” are calculated by multiplying gross wells or gross acres by the working interest in such wells or acres.
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
          “Treasury Regulations” shall mean the United States treasury regulations promulgated under the IRC.
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
Creation and Organization of the Trust
          The Trust was formed effective as of December 1, 1992 under Delaware law pursuant to the terms of the Trust Agreement to acquire and hold certain net profits interests (the “Royalty Interests”) in proved natural gas properties located in the San Juan Basin of New Mexico and Colorado (the “Underlying Properties”). The Royalty Interests were conveyed to the Trust on January 21, 1993, pursuant to the Conveyance, for the benefit of the Unitholders. All of the authorized units of beneficial interest in the Trust (“Units”) were issued to WPC on January 21, 1993. On that date, WPC transferred its Units to its parent, Williams, by dividend. Williams, in turn, sold, by means of a prospectus dated January 13, 1993, 5,200,000 Units on January 21, 1993, and an additional 780,000 Units on February 16, 1993, to the public through various underwriters (the “Public Offering”). In the second quarter of 1993, Williams sold an additional 151,209 Units. During the second quarter of 1995, Williams transferred its Units to Williams Holdings of Delaware, Inc. (“WHD”), a separate holding company for Williams’ non-regulated businesses. Effective July 31, 1999, WHD was merged into Williams, and by operation of the merger, Williams assumed all assets, liabilities and obligations of WHD, including without limitation ownership of WHD’s Units. Effective August 11, 2000, Williams sold its Units to Quatro Finale IV LLC, a Delaware limited liability company (“QFIV”), in a privately-negotiated transaction. Williams retained the voting rights and retained a “call” option on the transferred Units, and QFIV was granted a “put” option on the Units. Through a series of exercises of its call option, Williams reacquired an aggregate of 3,568,791 Units from December 2001 through June 2003. Williams has informed the Trustee that it has subsequently sold 2,779,500 of these Units through March 1, 2008 and owned a remaining 789,291 Units as of such date.
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
          On October 15, 2002 the New Mexico Oil and Gas Commission (NMOCD) revised the field rules for the Basin Fruitland Coal (Gas) Pool to allow optional second (infill) wells on the standard 320-acre spacing unit in certain designated areas of the pool (the non-fairway wells). On July 17, 2003, the NMOCD further modified the field rules for the Basin Fruitland Coal (Gas) Pool to allow these infill wells on the standard 320-acre spacing unit in all areas of the pool. The WI Properties contain 500 infill locations designated as proved locations according to U.S. Securities and Exchange Commission (“SEC”) guidelines. As of December 31, 2007, 428 infill locations are proved developed producing and 72 locations are proved undeveloped.
          As of December 31, 2007, WPC has informed the Trustee that its estimate is that the infill net profit costs exceeded the infill net profit gross proceeds by approximately $2,100,000. The Trust will not be liable for such excess costs, and such excess costs will hereafter constitute Excess Infill Net Profit Costs until recovered by WPC. The Trust will not receive its 20 percent interest in WPC’s Infill Net Proceeds until such time as the Infill Net Profits Gross Proceeds exceeds the Infill Net Profit Costs on an aggregate basis.
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
Termination and Liquidation of the Trust
          Pursuant to the terms of the Trust Agreement, the Trust will terminate no later than December 31, 2012 or upon the first to occur of certain events, including (i) the disposition by the Trust of all Royalty Interests; (ii) following an affirmative vote in favor of termination of the Trust by the holders of record of more than 50% of the then outstanding Units; (iii) such time as the ratio of cash received by the Trust with respect to the Royalty Interests (excluding the effect on cash distributions received by the Trust in respect of the Royalty Interests of excess capital costs) to administrative costs of the Trust is less than 1.2 to 1.0 for three (3) consecutive calendar quarters; and (iv) March 1 of any calendar year if, based on a reserve report as of December 31 of the prior year, it is determined that, as of such date, the net present value (discounted at 10 percent) of the estimated future net revenues (calculated in accordance with criteria established by the SEC) for proved reserves attributable to the Royalty Interests but using the average monthly Blanco Hub Spot Price for the past calendar year less certain gathering costs is equal to or less than $30 million (the date of the first of such occurrences is referred to herein as the “Termination Date”).
          Following termination, the Trustee and the Delaware Trustee will continue to act as trustees of the Trust until all remaining Trust assets have been sold and the net proceeds from such sales distributed to Unitholders.
          Upon the termination of the Trust, the Trustee will use best efforts (as defined in the Trust Agreement) to sell any remaining Royalty Interests for cash pursuant to the procedures described in the Trust Agreement. The Trustee will retain an investment banking firm (the “Advisor”) on behalf of the Trust who will assist the Trustee in selling the remaining Royalty Interests then owned by the Trust (the “Remaining Royalty Interests”). WPC has the right, but not the obligation, to make a cash offer to purchase all Remaining Royalty Interests following termination of the Trust as described in the following paragraph.
          WPC may, within 60 days following the Termination Date, make a cash offer to purchase all of the Remaining Royalty Interests then held by the Trust. In the event such an offer is made by WPC, the Trustee will decide, based on the recommendation of the Advisor, to either (i) accept such offer (in which case no sale to WPC will be made unless a fairness opinion is given by the Advisor that the purchase price is fair to the Trust and Unitholders) or (ii) defer action on such offer. If the Trustee defers action on WPC’s offer, the offer will be deemed withdrawn and the Trustee will then use Best Efforts (as defined in the Trust Agreement), assisted by the Advisor to obtain alternative offers for the Remaining Royalty Interests. At the end of a 120-day period following the Termination Date, the Trustee is required to notify WPC of the highest of any other offers (net of any commissions or other fees payable by the Trust), acceptable to the Trustee (which must be an all-cash offer), received during such period (the “Highest Acceptable Offer”). WPC then has the exclusive right (whether or not it made a prior offer), but not the obligation, to purchase all Remaining Royalty Interests for a cash purchase price computed as follows: (i) if the Highest Acceptable Offer is more than 105 percent of WPC’s original offer (or if WPC did not make an initial offer), the purchase price will be 105 percent of the Highest Acceptable Offer, or (ii) if the Highest Acceptable Offer is equal to or less than 105 percent of WPC’s original offer, the purchase price will be equal to the Highest Acceptable Offer. If no other acceptable offers are received for all Remaining Royalty Interests, the Trustee may request WPC to submit another offer for consideration by the Trustee and may accept or reject such offer. Acceptance of an offer by the Trustee shall be conditioned upon the opinion of the Advisor of the fairness of the offer.
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
          The sale of the Remaining Royalty Interests and the termination of the Trust will be taxable events to the Unitholders. Generally, a Unitholder will realize gain or loss equal to the difference between the amount realized on the sale and termination of the Trust and his adjusted basis in such Units. Gain or loss realized by a Unitholder who is not a dealer with respect to such Units and who has a holding period for the Units of more than one year will be treated as long-term capital gain or loss except to the extent of any depletion recapture amount, which must be treated as ordinary income. Other Federal and state tax issues concerning the Trust are discussed herein under “Item 1—State Tax Considerations.” Each Unitholder should consult his own tax advisor regarding Trust tax compliance matters, including Federal and state tax implications concerning the sale of the Remaining Royalty Interests and the termination of the Trust.
DESCRIPTION OF UNITS
          Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 1, 2008, there were 9,700,000 Units outstanding. The Trust may not issue additional Units.
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
Periodic Reports to Unitholders
          Within 60 days following the end of each of the first three calendar quarters of each calendar year, the Trustee mails to each party who was a Unitholder of record (i) on the quarterly record date for such quarter or (ii) on a Special Distribution Amount record date occurring during such quarter (if any), a report that shows in reasonable detail the assets and liabilities and receipts and disbursements of the Trust for such quarter. Unitholders are also furnished with comparable quarterly information with respect to the Underlying Properties. Within 120 days following the end of each fiscal year or such shorter period of time as may be required by the rules of the New York Stock Exchange, the Trustee mails to Unitholders of record as of a date to be selected by the Trustee an annual report containing audited financial statements relating to the Trust.
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

Classification and Taxation of the Trust	The Trust is a grantor trust for Federal tax purposes and not an association taxable as a corporation. As a grantor trust, the Trust is not subject to Federal income tax. There can be no assurance that the IRS will not challenge this treatment. The tax treatment of the Trust and Unitholders would be materially different if the IRS were to successfully challenge this treatment.

Taxation of Unitholders	Each Unitholder is taxed directly on his proportionate share of income, deductions and credits of the Trust attributable to the Royalty Interests consistent with such Unitholder’s taxable year and method of accounting, and without regard to the taxable year or method of accounting employed by the Trust.

Income and Deductions	The income of the Trust consists primarily of a specified share of the proceeds from the sale of coal seam gas produced from the Underlying Properties. During 2007, the Trust earned interest income on funds held for distribution and made adjustments to the cash reserve maintained for the payment of contingent or future obligations of the Trust. The deductions of the Trust consist of severance taxes and administrative expenses. In addition, each Unitholder is entitled to depletion deductions. See “Unitholder’s Depletion Allowance” below.

Individuals may deduct “miscellaneous” itemized deductions (including, in general, investment expenses) only to the extent that such expenses exceed 2 percent of the individual’s adjusted gross income. Although there are exceptions to the 2 percent limitation, authority suggests that no exceptions apply to expenses passed through from a grantor trust, like the Trust.

Unitholder’s Depletion Allowance	Each Unitholder is entitled to amortize the cost of the Units through cost depletion over the life of the NPI (or if greater, through percentage depletion equal to 15 percent of gross income). If any portion of the NPI is treated as a production payment or is not treated as an economic interest, however, a Unitholder will not be entitled to depletion in respect of such portion.

Depletion Recapture	If a taxpayer disposes of any “section 1254 property” (certain oil, gas, geothermal or other mineral property), and if the adjusted basis of such property includes adjustments for deductions for depletion under Section 611 of the IRC (discussed above), the taxpayer generally must recapture the amount deducted for depletion in ordinary income (to the extent of gain realized on the disposition of the property). This depletion recapture rule applies to any disposition of property that was placed in service by the taxpayer after December 31, 1986. Detailed rules set forth in Sections 1.1254-1 through 1.1254-6 of the United States Treasury Regulations govern dispositions of property after March 13, 1995. The IRS will likely take the position that a Unitholder who purchases a Unit subsequent to December 31, 1986, must recapture depletion upon the disposition of that Unit.

Non-Passive Activity Income, Credits and Loss	The income, credits and expenses of the Trust are not taken into account in computing the passive activity losses and income under Section 469 of the IRC for a Unitholder who acquires and holds Units as an investment and did not acquire them in the ordinary course of a trade or business.

Unitholder Reporting Information	The Trustee furnishes to Unitholders tax information concerning royalty income, depletion and other relevant tax matters on an annual basis. Year-end tax information is furnished to Unitholders no later than March 15 of the following year. See the second paragraph under “Description of Units—Periodic Reports to Unitholders.”

Tax Shelter Registration	The Trust is registered as a “tax shelter,” and its tax shelter registration number is 92-364000072. Issuance of a tax shelter registration number does not indicate that the investment in Units or the claimed tax benefits have been reviewed, examined or approved by the IRS.

WHFIT Reporting Requirements	The Trustee assumes that some Trust Units are held by a middleman, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain join owners, and brokers holding an interest for a custodian in street name). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. Bank of America, N.A., 901 Main Street, 17th Floor, Dallas, Texas 75202, telephone number (214) 209-2400, is the representative of the Trust that will provide tax information beginning with the 2008 tax year in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHIFT.
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
          Demand for natural gas has increased recently. This increase was in response to stronger domestic economic conditions, relatively higher prices for alternative energy sources such as crude oil, and other factors. Increased demand has recently resulted in higher prices for natural gas. In addition, in the recent short term, demand for natural gas production in the United States has generally resulted in higher natural gas prices. The existence or effect of any shortages or excesses of natural gas production capacity as may exist in the future cannot be predicted with certainty. See “Item 2—Properties—The Royalty Interests—Historical Gas Sales Prices and Production.”
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

          When natural gas prices decline, the Trust is affected in two ways. First, net income from the Royalty Interests is reduced. Second, exploration and development activity on the Underlying Properties may decline as some projects may become uneconomic and are either delayed or eliminated. It is impossible to predict future natural gas price movements, and this reduces the predictability of future cash distributions to Unitholders. Approximately 90 percent of the natural gas produced from the WI Properties, which generates most of the natural gas produced burdened by the Trust’s Royalty Interests, is currently being sold pursuant to the Gas Purchase Contract entered into at the inception of the Trust whereby a subsidiary of Williams purchases the gas in accordance with a contractual pricing mechanism. At present, this contract is year-to-year and may be terminated at the end of any calendar year upon notice, and could be terminated as soon as December 31, 2009. Under this agreement, the adverse impact on Trust revenues and, therefore, cash available for distribution to Unitholders, that would otherwise result from low natural gas prices is somewhat mitigated. However, the gas purchase agreement may significantly reduce Trust revenues and, therefore, cash available for distribution to Unitholders, that would otherwise result from high natural gas prices. There is no assurance that the gas purchase contract will remain in effect after December 31, 2009. If it is terminated, revenues of the Trust and, therefore, cash available for distribution to Unitholders, will become increasingly susceptible to fluctuations resulting from changes in prevailing natural gas prices.
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
The Trust will be terminated on December 31, 2012 or earlier if certain events occur.
          Pursuant to the terms of the Trust Agreement, the Trust will terminate no later than December 31, 2012 or upon the first to occur of certain events, including (i) the holders of record of more than 50% of the then outstanding Units vote to terminate the Trust; (ii) the ratio of cash received by the Trust with respect to the Royalty Interests (excluding the effect on cash distributions received by the Trust in respect of the Royalty Interests of excess capital costs) to administrative costs of the Trust is less than 1.2 to 1.0 for three (3) consecutive calendar quarters; (iii) the Trust disposes of all Royalty Interests; and (iv) March 1 of any calendar year if, based on a reserve report as of December 31 of the prior year, it is determined that, as of such date, the net present value (discounted at 10 percent) of the estimated future net revenues (calculated in accordance with criteria established by the SEC for proved reserves attributable to the Royalty Interests but using the average monthly Blanco Hub Spot Price for the past calendar year less certain gathering costs is equal to or less than $30 million. With respect to (iv) above, the net present value of the estimated future net revenues computed as described above by the independent petroleum engineers as of December 31, 2007 was approximately $64 million. While the results of this computation will not trigger an early termination of the Trust as of December 31, 2007, future computations are subject to the numerous uncertainties in estimating the future net revenues as described in “Item 1A—Risk Factors—Trust reserve estimates depend on many assumptions that may prove to be inaccurate, which could cause both estimated reserves and estimated future net revenues to be too high, leading to write-downs of estimated reserves.”, including changes in pricing, costs and production volumes. As a result, the ability of the Trust’s reserves to exceed the threshold in the future is uncertain. Following termination, the Trustee and the Delaware Trustee will continue to act as trustees of the Trust until all remaining Trust assets have been sold and the net proceeds from such sales distributed to Unitholders. There is no assurance that any such sale will be on terms acceptable to all Unitholders. “Item 1—Termination and Liquidation of the Trust” discusses tax consequences that may result to Unitholders, in the event Trust assets are sold and the Trust is terminated.
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
          The financial statements of the Trust are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States, or GAAP. Although this basis of accounting is permitted for royalty trusts by the SEC, the financial statements of the Trust differ from GAAP financial statements because revenues are not accrued in the month of production and loss contingencies are recognized in the period in which amounts are paid by the Trust.
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
Item 1B. Unresolved Staff Comments.
          The Trust has not received any written comments from the SEC staff regarding its periodic or current reports under the Act within the 180 days preceding December 31, 2007.
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
          On May 7, 1997, effective as of May 1, 1997, WPC transferred the Underlying Properties to Quatro Finale LLC, a Delaware limited liability company, pursuant to the terms of a Purchase and Sale Agreement dated as of May 1, 1997 (the “1997 Transaction”). Prior to the 1997 Transaction, WPC had owned the Underlying Properties, subject to and burdened by the Royalty Interests owned by the Trust, since the inception of the Trust. The sale of the Underlying Properties is expressly permitted under the Trust Agreement. Neither the Trustee nor the Delaware Trustee has any control over or responsibility relating to the operation of the Underlying Properties. Under the terms of the 1997 Transaction, ownership of the Underlying Properties reverted back to WPC effective February 1, 2001. Pursuant to a Purchase and Sale Agreement dated March 14, 2001 (the “2001 Transaction Agreement”) and effective March 1, 2001, WPC transferred the Underlying Properties to Quatro Finale V LLC, a Delaware limited liability company (the “2001 Transaction”). Effective January 1, 2003, ownership of the Underlying Properties once again reverted back to WPC after it exercised its right to repurchase interests in the Underlying Properties from Quatro Finale V LLC pursuant to the 2001 Transaction Agreement. With respect to the ownership of the Underlying Properties for any period from May 1, 1997 through February 28, 2001, and for the period from March 1, 2001 through January 1, 2003, references herein to WPC should be deemed to refer to Quatro Finale.
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
          Williams acquired its interests in the Underlying Properties in 1983 through the acquisition of Northwest Pipeline Corporation (“Northwest”), and such Underlying Properties were transferred to WPC on December 31, 1990. Northwest originally owned working interests that were burdened by overriding royalty interests in the Underlying Properties. The overriding royalty interests resulted in excessive burdens and Northwest negotiated settlements with the owners of the overriding royalty interests. Pursuant to one of these settlements, Northwest and Amoco Production Company (now known as “BP”) entered into a joint venture under which Northwest agreed to assign to BP certain oil and gas properties in two exploratory areas, one of which (the PLA-9 properties) comprises the Farmout Properties. In consideration for such assignment, Northwest received an overriding royalty interest in the Farmout Properties. Northwest’s rights under the joint venture agreement were subsequently assigned to WPC, which elected, effective as of October 1, 1992, to convert the overriding royalty interest in the Farmout Properties to a 35 percent net profits interest.
          Development of the Fruitland coal formation acreage has resulted in the drilling of 1098 gross coal seam gas wells in the Underlying Properties, 21 of which are producing in the Farmout Properties. WPC owns mineral rights in the Fruitland coal formation under 214 oil and gas leases. Under the terms of these leases, WPC has the right to extract oil and gas from the lease properties. WPC holds either a record title interest, operating right interest or net profits interest in the leases. Record title and operating right interests are commonly referred to as working interests. WPC does not operate any of the coal seam gas wells on the Underlying Properties.

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
          The following table reflects certain information from the Reserve Report as of December 31, 2007 prepared by Miller and Lents, Ltd. dated January 31, 2008 (the “December 31, 2007 Reserve Report”) regarding the Federal Units in which the WI Properties participate. At December 31, 2007, the WI Properties covered 1034 gross (111.38 net) coal seam gas wells with working interests ranging from .8334 percent to 75 percent, with an average working interest of approximately 10.77 percent. The Royalty Interests participate in each Federal Unit and participating area in which the WI Properties participate based on the acreage containing wells with proved reserves on December 31, 2007.

		Underlying Properties
			Estimated
			Discounted
			Future Net
		Net Proved	Revenues
		Reserves	(Discounted
Federal Unit	Federal Unit Operator	(Bcf)	at 10%)
			(In Thousands)
San Juan 30-5	Conoco Phillips Petroleum Company	13.2	31,178.8
San Juan 32-7	Conoco Phillips Petroleum Company	14.2	36,355.0
San Juan 32-8	Conoco Phillips Petroleum Company	16.0	41,289.3
San Juan 30-6	Burlington Resources	8.5	17,608.6
San Juan 31-6	Conoco Phillips Petroleum Company	7.2	16,812.2
San Juan 29-6	Conoco Phillips Petroleum Company	4.1	8,934.9
San Juan 29-7	Burlington Resources	2.6	6,199.9
San Juan 32-9	Burlington Resources	2.7	5,556.3
Northeast Blanco	Devon Energy	1.5	3,362.1
Huerfano	Burlington Resources	1.6	2,536.8
San Juan 29-5	Conoco Phillips Petroleum Company	0.4	901.8
San Juan 28-6	Burlington Resources	0.4	572.6
          Well Count and Acreage Summary. The following table shows as of December 31, 2007, 2006, and 2005, the gross and net wells and acreage by proved producing and nonproducing categories for the WI Properties.

	Number of
	Wells		Acres
	Gross	Net	Gross	Net
December 31,

2007
Producing	1,086	118.7	150,988	20,681
Nonproducing	12	1.0	0	0

Total	1,098	119.7	150,988	20,681

2006
Producing	1,069	115.3	150,988	20,681
Nonproducing	4	.3	0	0

Total	1,073	115.6	150,988	20,681

2005
Producing	953	100.1	150,988	20,681
Nonproducing	0	0	0	0

Total	953	100.1	150,988	20,681

          Of the total gross wells described above at December 31, 2007, 1,034 gross wells are located in unitized areas. In addition to the above, the Farmout Properties have 21 gross wells.
          Properties Outside Unitized Areas. The WI Properties also include interests held by WPC in 66 proved developed Fruitland formation coal seam gas wells held in areas outside of Federal Units that are not reflected in the foregoing table. As of December 31, 2007, WPC’s working interest and net revenue interests in these wells averaged 12.74 percent and 11.74 percent, respectively.
          The Farmout Properties consist of a 35 percent Net profits interest on a property farmed out to BP in La Plata County, Colorado. Such properties are not within any Federal Unit boundary. The Farmout Properties are owned, and most of the wells thereon are operated, by BP. Neither Williams, WPC, the Delaware Trustee, the Trustee nor the Unitholders are able to influence or control the operation or future development of the Farmout Properties. WPC has advised the Trustee that it believes that a majority of the production from the Farmout Properties is sold by BP under short-term marketing arrangements at spot market prices. No assurance can be given, however, that BP will not in the future subject production from the Farmout Properties to long-term sales contracts at non-market responsive prices. A portion of the production from the Farmout Properties is gathered by WFS pursuant to a gathering contract at rates and subject to other terms that were negotiated on an arms-length basis. As of December 31, 2007, 22 gross wells had been drilled on the Farmout Properties. For a further description of the Farmout Properties, see “— The NPI.”

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
          Most of the wells reflected in the December 31, 2007 Reserve Report were drilled prior to 1994. Significant additional capital expenditures were not incurred during the early years of the production lives of such wells, and it is not anticipated that further significant capital expenditures will be incurred. Consequently, the December 31, 2007 Reserve Report was prepared on the basis that there will be no capital expenditures borne by the Royalty Interests for non-infill wells. Nevertheless, the operators and working interest owners of the wells could elect at any time to implement measures to increase the producible reserves. These measures, if implemented, could involve additional compression or enhanced or secondary recovery operations requiring substantial capital expenditures that would be proportionately borne by the Royalty Interests.
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
          WPC has advised the Trustee that the majority of the coal seam gas from the Farmout Properties is sold by BP under short-term marketing arrangements at spot market prices and the remainder is marketed by the other operators of the wells in the Farmout Properties. Neither the Gas Purchase Contract nor the Gas Gathering Contract covers the volumes produced from the Farmout Properties.
Reserve Report
          The following table summarizes net proved reserves estimated as of December 31, 2007, and certain related information for the Royalty Interests and Underlying Properties from the December 31, 2007 Reserve Report prepared by Miller and Lents, Ltd., independent petroleum engineers. A summary of the December 31, 2007 Reserve Report is filed as an exhibit to this Form 10-K and incorporated herein by reference. See Note 9 to “Item 8—Financial Statements and Supplementary Data—Notes to Financial Statements” for additional information regarding the net proved reserves of the Trust.
     A Net profits interest does not entitle the Trust to a specific quantity of gas but to a portion of the net proceeds derived therefrom. Ordinarily, and in the case of the Farmout Properties, proved reserves attributable to a Net profits interest are calculated by deducting an amount of gas sufficient, if sold at the prices used in preparing the reserve estimates for such net profits interest, to pay the future estimated costs and expenses deducted in the calculation of the net proceeds of such interest. Because WPC has agreed to pay certain operating and capital costs with respect to the WI Properties, no amount of gas in respect of such costs has been deducted from the amount of reserves attributable to the WI Properties in determining the amount of reserves attributable to the Royalty Interests. Accordingly, the reserves presented for the Royalty Interests reflect quantities of gas that are free of future costs and expenses (other than production, severance and ad valorem taxes in respect of the WI Properties) if the price and cost assumptions set forth in the December 31, 2007 Reserve Report occur. The December 31, 2007 Reserve Report was prepared in accordance with criteria established by the SEC and, accordingly, is based upon a contractual price to the Trust for gas for December 2007, of $4.215 per MMBtu before transportation charges through 2012. The December 31, 2007 Reserve Report is also based on the percentage share of NPI Net Proceeds payable to the Trust continuing at 60 percent for the remaining life of the reserves. Beginning in year 2013, after which the contract will no longer be in effect, the gas price to the former Trust interest is $6.430 per MMBtu, based on December 31, 2007 Blanco Hub Index Price. Gathering and transportation charges, taxes, treating, and other costs payable prior to the delivery points were deducted from the index price in order to determine the wellhead price used in this evaluation. These prices and deductions were held constant.

	Royalty	Underlying
	Interests	Properties
Net Proved Gas Reserves (Mmcf)(a)(b)	22,080	80,532
Estimated Future Net Revenues (in millions)(c)	63,517	138,531
Discounted Estimated Future Net Revenues (in millions)(c)	38,742	85,710

(a)	Although the prices utilized in preparing the estimates in this table are in accordance with criteria established by the SEC, such prices were influenced by seasonal demand for natural gas and other factors and may not be the most representative prices for estimating future net revenues or related reserve data.

(b)	The gas reserves were estimated by Miller and Lents, Ltd. by applying decline curve analyses utilizing type curves for the various areas in the Basin. The bases for the consideration of type curves are the production histories, the water and gas production rates and the initial reservoir pressures of the wells in the separate areas.

(c)	Estimated future net revenues are defined as the total revenues attributable to the Underlying Properties and Royalty Interests less applicable royalties, severance and ad valorem taxes, operating costs and future capital expenditures. Overhead costs (beyond the standard overhead charges for the nonoperated properties) have not been included, nor have the effects of depreciation, depletion and Federal income tax. Estimated future net revenues and discounted estimated future net revenues are not intended and should not be interpreted as representing the fair market value for the estimated reserves.
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
Historical Gas Sales Prices and Production
     The following table sets forth the actual net production volumes attributed from the WI Properties, weighted average lifting costs and information regarding historical gas sales prices for each of the years ended December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
Production from the WI Properties (MMcf)	5,529	6,047	8,110
Weighted average lifting costs (dollars per Mcf)	$0.75	$0.70	$0.60
Weighted average sales price to the Trust of gas produced from the WI Properties (dollars per Mcf)	$3.42	$3.17	$3.62
Average Blanco Hub Spot Price (dollars per MMBtu)	$5.97	$5.88	$6.92
     The published Blanco Hub Spot Price for December 2007 was $6.430 per MMBtu. Information regarding average wellhead sales prices for production from the Farmout Properties is not available to WPC, although WPC has advised the Trustee that it believes production from such properties is currently sold by BP under short-term marketing arrangements at spot market prices. While Williams may, from time to time, enter into hedge instruments to manage their price risk associated with natural gas production from the Underlying Properties, the effects of any such hedge instruments are not used in the determination of the Trust’s royalty income attributable from the Net profits interest in the Underlying Properties. The Trust does not engage in any hedging activities to manage its price risk associated with natural gas production from the Underlying Properties. Production attributed to the Farmout Properties (in MMcf) was 1,395, 1,694, and 1,849 in 2007, 2006, and 2005, respectively.
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

Gas Purchase Contract
     Under the terms of the Gas Purchase Contract, WPX Gas Resources (as successor in interest to WGM) purchased the natural gas produced from the WI Properties (except for certain small volumes) at the Wellhead. The Gas Purchase Contract commenced October 1, 1992, and expires on the termination of the Trust. The Gas Purchase Contract provides for a pricing mechanism during an initial 5-year period (“Primary Term”), which expired on December 31, 1997. Following the expiration of the Primary Term, the pricing mechanism continues for one or more consecutive additional one-year terms (each such term a “Contract Year”) unless and until WPX Gas Resources exercises its annual option, exercisable 15 days prior to the end of each Contract Year, to discontinue purchasing gas from WPC under the pricing provision of the Gas Purchase Contract and instead purchase gas at a monthly price equal to the “Index Price” as described hereafter. For each of the Contract Years 2005, 2006 and 2007, WPX Gas Resources did not exercise this option and therefore the pricing mechanism of the Primary Term remained in effect for each of those past years and will continue to remain in effect through at least December 31, 2008. Under this mechanism, the monthly price to be paid by WPX Gas Resources for natural gas purchased pursuant to the Gas Purchase Contract shall be (a) the $1.70 Minimum Purchase Price, less (b) any costs paid by WPX Gas Resources to gather, treat and process the gas and deliver it to specified delivery points and plus (c) under certain circumstances, additional amounts determined as described below:
(i) If the Index Price (as defined below) in any month during any Contract Year, including 2008, is greater than $1.94 per MMBtu, then WPX Gas Resources will pay WPC an amount for gas purchased equal to $1.94 per MMBtu, less the costs paid by WPX Gas Resources to gather and process such gas and deliver it to specified delivery points, plus 50 percent of the excess of the Index Price over $1.94 per MMBtu (the “Price Differential”), provided WPX Gas Resources has no accrued Price Credits (as defined below) in the Price Credit Account (as defined below). If WPX Gas Resources has accrued Price Credits in the Price Credit Account, then WPX Gas Resources will be entitled to reduce the amount in excess of the Minimum Purchase Price (before deducting gathering and processing costs and costs to deliver the gas to specified delivery points) that otherwise would be payable by any accrued and unrecouped Price Credits in the Price Credit Account, and WPX Gas Resources will not be obligated to pay WPC any amounts in excess of the Minimum Purchase Price until such time as all accrued Price Credits have been recouped and a zero balance exists in the Price Credit Account.
(ii) If the Index Price in any month during any Contract Year, including 2008, is greater than the Minimum Purchase Price but less than or equal to $1.94 per MMBtu, then WPX Gas Resources will pay WPC an amount for each MMBtu purchased equal to the Index Price less the costs paid by WPX Gas Resources to gather and process such gas and deliver it to specified delivery points, provided WPX Gas Resources has no accrued Price Credits in the Price Credit Account. If WPX Gas Resources has accrued Price Credits in the Price Credit Account, then WPX Gas Resources will be entitled to reduce the amount in excess of the Minimum Purchase Price (before deducting, gathering and processing costs and costs to deliver to specified delivery points) that otherwise would be payable by any accrued and unrecouped Price Credits in the Price Credit Account, and WPX Gas Resources will not be obligated to pay WPC any amounts in excess of the Minimum Purchase Price until such time as all accrued Price Credits have been recouped and a zero balance exists in the Price Credit Account.
(iii) If the Index Price in any month during any Contract Year, including 2008, is less than the Minimum Purchase Price, then WPX Gas Resources will pay for each MMBtu of gas purchased the Minimum Purchase Price less the costs paid by WPX Gas Resources to gather and process such gas and deliver it at specified delivery points, and WPX Gas Resources will receive a credit (the “Price Credit”) from WPC for each MMBtu of gas purchased by WPX Gas Resources equal to the difference between the Minimum Purchase Price and the Index Price. WPC is required to establish and maintain the Price Credit Account containing the accrued and unrecouped amount of such Price Credits. No Price Credits were accrued in respect of production purchased by WPX Gas Resources prior to January 1, 1994.
     For the year ended December 31, 2007, which is based on production volumes and natural gas prices for the twelve months ended September 30, 2007, the Index Price exceeded the Minimum Purchase Price for each month during the year. As of December 31, 2007 and 2006, there were no remaining unrecouped Price Credits in the Price Credit Account.

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
     Where gas is sold by a lessee to a marketing affiliate, such as WPX Gas Resources, the MMS regulations essentially ignore the lessee-affiliate transaction and consider the arm’s-length sale by the affiliate as the point of valuation for royalty purposes. Accordingly, WPC is required to calculate royalty payments based on the price WPX Gas Resources receives when it markets the gas production (“Resale Price”), notwithstanding the price payable by WPX Gas Resources to WPC pursuant to the Gas Purchase Contract. With respect to the Farmout Properties, BP pays royalties based on the price it receives for production from such properties as long as the gas is purchased by nonaffiliates. The NPI Net Proceeds, a portion of which is payable to the Trust, reflects the deduction of all royalty and overriding royalty burdens. The ratio of royalties paid on Federal and Indian lands to the NPI Net Proceeds increases as the Resale Price exceeds the price under the Gas Purchase Contract.
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
     On October 15, 2002 the New Mexico Oil and Gas Commission (NMOCD) revised the field rules for the Basin Fruitland Coal (Gas) Pool to allow an optional second (infill) well on the standard 320-acre spacing unit in certain designated areas of the pool (the non-fairway wells). On July 17, 2003 the NMOCD further modified the field rules for the Basin Fruitland Coal (Gas) Pool to allow these infill wells on the standard 320-acre spacing unit in all areas of the pool. The WI Properties contain 500 infill locations designated as proved locations according to SEC guidelines. As of December 31, 2007, 428 infill locations are proved developed producing and 72 locations are proved undeveloped.
     As of December 31, 2007, WPC has informed the Trustee that its estimate is that the Infill Net Profit Costs exceeded the Infill Net Profit Gross Proceeds by approximately $2,100,000. The Trust will not be liable for such excess costs, and such excess costs will hereafter constitute Excess Infill Net Profit Costs until recovered by WPC. The Trust will not receive its 20 percent interest in WPC’s Infill Net Proceeds until such time as the Infill Net Profits Gross Proceeds exceeds the Infill Net Profit Costs on an aggregate basis.
     The complete definitions of Infill Net Profit Costs, Infill Net Profit Gross Proceeds, Excess Infill Net Profit Costs, NPI Net Proceeds and Infill Net Proceeds are set forth in the Conveyance.
Royalty Trust Reserves
     The reserves for the Royalty Trust were determined by Miller and Lents, Ltd in accordance with SEC guidelines. As of December 31, 2007, total proved reserves were 22,080 MMcf, consisting of 21,601 MMcf proved developed producing and 479 MMcf proved undeveloped.
     As of December 31, 2007 total proved reserves for the 320-acre spaced wells in the Working Interest Properties were 16,004 MMcf, consisting of 16,001 MMcf proved developed producing and 3 MMcf proved undeveloped.
     As of December 31, 2007 total proved reserves for the infill wells in the Working Interest Properties were 2,525 MMcf, consisting of reserves of 2,049 MMcf proved developed producing and 476 MMcf proved undeveloped.
     As of December 31, 2007, total proved reserves for the Farmout Properties were 3,551 MMcf, all of these reserves are proved developed producing.

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
Item 3. Legal Proceedings.
     There are no material pending proceedings to which the Trust is a party or to which any of its properties is the subject. WPC has notified the Trust that certain other royalty matters are currently being litigated by a federal regulatory agency and another producer. Although neither WPC nor the Trust is a party to the litigation, the final outcome of that case might lead to a future unfavorable impact on the Trust’s royalty income.
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

	Sales Price		Distributions
	High	Low	per Unit
2007
First Quarter	$12.96	$10.21	$.208780
Second Quarter	$11.80	$10.07	$.216611
Third Quarter	$11.00	$8.70	$.260930
Fourth Quarter	$10.81	$8.33	$.194669

2006
First Quarter	$20.39	$17.02	$.562572
Second Quarter	$23.05	$14.48	$.266448
Third Quarter	$17.00	$10.10	$.231941
Fourth Quarter	$13.63	$10.50	$.282846
     At March 1, 2008, there were 9,700,000 Units outstanding and approximately 272 Unitholders of record. The Trust does not maintain any equity compensation plans. The Trust did not sell nor did it repurchase any Units during the period covered by this report.
Item 6. Selected Financial Data.

	Year Ended December 31,
	2007	2006	2005	2004	2003
Royalty Income	$9,496,151	$13,945,315	$14,497,187	$15,375,469	$14,754,582
Distributable Income	$8,547,300	$13,032,064	$13,565,620	$14,640,743	$14,012,292
Distributable Income per Unit	$0.88	$1.34	$1.40	$1.51	$1.44
Distributions per Unit	$0.88	$1.34	$1.41	$1.50	$1.45
Total Assets at Year End	$6,944,963	$8,372,798	$10,138,644	$12,317,821	$14,731,450
Total Corpus at Year End	$6,877,976	$8,316,439	$10,091,169	$12,285,070	$14,638,833
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
     For 2007, royalty income received by the Trust amounted to $9,496,151 as compared to $13,945,315 and $14,497,187 for 2006 and 2005, respectively. The decrease in royalty income in 2007 compared to 2006 was primarily due to lower natural gas prices and lower natural gas production. The decrease in royalty income in 2006 compared to 2005 was primarily due to lower production, partially offset by the effect of higher natural gas prices. Net production related to the royalty income received by the Trust in 2007 was approximately 3,730,887 MMBtu as compared to 4,406,089 MMBtu and 5,352,416 MMBtu in 2006 and 2005, respectively. In 2005 retroactive adjustments increased the natural gas attributable to the NPI of the Trust by approximately 201,187 MMbtu’s (representing a retroactive adjustment based on actual prices in effect during the year of approximately $530,487). The average net natural gas price received for royalty income in 2007 was $2.24 per MMBtu as compared to $2.63 MMBtu and $2.35 MMBtu in 2006 and 2005, respectively. Interest income for 2007 was $39,842 as compared to $51,533 and $29,173 for 2006 and 2005. The decrease in interest income for 2007 reflects lower interest rates and less funds available. The increase in interest income in 2006 compared to 2005 reflects higher interest rates.
     General and administrative expenses for 2007 were $988,693, as compared to $964,784 and $960,740 for 2006 and 2005, respectively. General and administrative expenses in 2007 were higher due to increased Unitholder reporting costs to 2006. General and administrative expenses in 2006 were comparable to 2005.
     Distributable income for 2007 was $8,547,300 or $.88 per Unit, compared to $13,032,064 or $1.34 per Unit for 2006, and $13,565,620 or $1.40 per Unit, for 2005. The decrease in distributable income in 2007 compared to 2006 was primarily due to lower net production from the Underlying Properties and lower gas prices. The decrease in distributable income in 2006 compared to 2005 was primarily due to lower net production from the Underlying Properties but offset by higher gas prices.
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
     Accordingly, the royalty income included in distributable income for the years ended December 31, 2007, 2006 and 2005, was based on production volumes and natural gas prices for the 12 months ended in September 30, 2007, 2006 and 2005, respectively, as shown in the table below. The production volumes included in the table are for production attributable to the Underlying Properties, and not production attributable to the Royalty Interests owned by the Trust, and are net of the amount of production attributable to WPC’s royalty obligations to third parties, which are determined by contractual arrangement with such parties.

	Twelve Months Ended September 30,
	2007	2006	2005
Production, Net (MMBtu)(1)
WI Properties	5,008,996	5,904,596	7,319,114
Farmout Properties(2)	1,209,149	1,438,886	1,601,580
Average Blanco Hub Spot Price ($/MMBtu)	$5.86	$6.92	$5.96
Average Net Wellhead Price WI Properties ($/MMBtu)(3)	$2.24	$2.63	$2.35

(1)	Million British Thermal Units.

(2)	Includes previously reported estimated amounts for certain months.

(3)	Total Gross Proceeds divided by Entitled W.I. Dry MMBtu for 12 months ending on September 30.
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
Tabular Disclosure of Contractual Obligations
     As shown below, the Trust had no obligations and commitments to make future contractual payments as of December 31, 2007.

Payments Due by Period
More
		Less than			than 5
	Total	1 Year	1 - 3 Years	3-5 Years	Years
Contractual Obligations	$-0-	$-0-	$-0-	$-0-	$-0-
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
Item 8. Financial Statements and Supplementary Data.
     Audited Statements of Assets, Liabilities and Trust Corpus of the Trust as of December 31, 2007 and 2006, and the related Statements of Distributable Income and Changes in Trust Corpus for each of the 3 years in the period ended December 31, 2007, are included in this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Trustee
Williams Coal Seam Gas Royalty Trust
     We have audited the accompanying statements of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of December 31, 2007 and 2006, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Trustee’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust at December 31, 2007 and 2006, and its distributable income and its changes in trust corpus for each of the three years in the period ended December 31, 2007, on the basis of accounting described in Note 2.
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Williams Coal Seam Gas Royalty Trust’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2008 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Tulsa, Oklahoma
March 10, 2008

Financial Statements
Williams Coal Seam Gas Royalty Trust
Statements of Assets, Liabilities and Trust Corpus

	December 31,
	2007	2006
Assets
Current assets — cash and cash equivalents	$73,931	$61,607
Royalty interests in oil and gas properties (less accumulated amortization of $131,695,632 and $130,255,473 at December 31, 2007 and 2006, respectively) (Note 2)	6,871,032	8,311,191

Total	$6,944,963	$8,372,798

Liabilities and Trust Corpus
Current liabilities:
Other accounts payable	$66,986	$56,359

Current liabilities	66,986	56,359
Trust corpus (9,700,000 units of beneficial interest authorized and outstanding) (Note 2)	6,877,977	8,316,439

Total	$6,944,963	$8,372,798

Statements of Distributable Income

	Year Ended December 31,
	2007	2006	2005
Royalty income (Notes 2 and 4)	$9,496,151	$13,945,315	$14,497,187
Interest income	39,842	51,533	29,173

Total	9,535,993	13,996,848	14,526,360
General and administrative expenses (Note 4)	(988,693)	(964,784)	(960,740)

Distributable income	$8,547,300	$13,032,064	$13,565,620

Distributable income per Unit (9,700,000 units) (Note 2)	$0.88	$1.34	$1.40

Distributions per Unit (Note 5)	$0.88	$1.34	$1.41

Statements of Changes in Trust Corpus

	Year Ended December 31,
	2007	2006	2005
Trust corpus, beginning of year	$8,316,439	$10,091,169	$12,285,070
Amortization of royalty interests (Note 2)	(1,440,159)	(1,771,867)	(2,129,266)
Distributable income	8,547,300	13,032,064	13,565,620
Distributions to Unitholders (Note 5)	(8,545,603)	(13,034,927)	(13,630,255)

Trust corpus, end of year	$6,877,977	$8,316,439	$10,091,169

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
     The Trust was formed to acquire and hold certain net profits interests (the “Royalty Interests”) in proved natural gas properties located in the San Juan Basin of New Mexico and Colorado (the “Underlying Properties”) owned by WPC. The Trust was initially created effective as of December 1, 1992, with a $100 contribution by WPC. On January 21, 1993, the Royalty Interests were conveyed to the Trust by WPC pursuant to the Net Profits Conveyance (the “Conveyance”) entered into effective as of October 1, 1992, by and among WPC, Williams, the Trustee and the Delaware Trustee, in consideration for all the 9,700,000 authorized units of beneficial interest in the Trust (“Units”). WPC transferred its Units by dividend to its parent, Williams, which sold an aggregate of 5,980,000 Units to the public through various underwriters in January and February 1993 (the “Public Offering”). Subsequently, Williams sold to the public an additional 151,209 Units. During the second quarter of 1995, Williams transferred its remaining Units to Williams Holdings of Delaware, Inc. (“WHD”), a separate holding company for Williams’ non-regulated businesses. Effective July 31, 1999, WHD was merged into Williams, and by operation of the merger, Williams assumed all assets, liabilities and obligations of WHD, including without limitation ownership of WHD’s Units. Effective August 11, 2000, Williams sold its Units to Quatro Finale IV LLC, a Delaware limited liability company (“QFIV”), in a privately negotiated transaction. Williams retained the voting rights and retained a “call” option on the transferred Units, and QFIV was granted a “put” option on the Units. Through a series of exercises of its call option, Williams reacquired an aggregate of 3,568,791 Units from December 2001 through June 2003. Williams has informed the Trustee that it has subsequently sold 2,779,500 of these Units through March 15, 2008 and owned a remaining 789,291 Units as of such date.
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
     On October 15, 2002, the New Mexico Oil and Gas Commission (NMOCD) revised the field rules for the Basin Fruitland Coal (Gas) Pool to allow optional second (infill) wells on the standard 320-acre spacing unit in certain designated areas of the pool (the non-fairway wells). On July 17, 2003, the NMOCD further modified the field rules for the Basin Fruitland Coal (Gas) Pool to allow these infill wells on the standard 320-acre spacing unit in all areas of the pool. The WI Properties contain 500 infill locations designated as proved locations according to SEC guidelines. As of December 31, 2007, 428 infill locations are proved developed producing and 72 locations are proved undeveloped.
     As of December 31, 2007, WPC has informed the Trustee that its estimate is that the Infill Net Profit Costs exceeded the Infill Net Profit Gross Proceeds by approximately $2,100,000. The Trust will not be liable for such excess costs, and such excess costs will hereafter constitute Excess Infill Net Profit Costs until recovered by WPC. The Trust will not receive its 20 percent interest in WPC’s Infill Net Proceeds until such time as the Infill Net Profits Gross Proceeds exceeds the Infill Net Profit Costs on an aggregate basis. The complete definitions of Infill Net Proceeds, Infill Net Profit Costs, Excess Infill Net Profit Costs, and Infill Net Profit Gross Proceeds are set forth in the Conveyance.
2. Basis of Accounting and Future Operations
     The financial statements of the Trust are prepared on a modified cash basis and are not intended to present financial position and results of operations in conformity with United States Generally Accepted Accounting Principles (“GAAP”). Preparation of the Trust’s financial statements on such basis includes the following:
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
     The Trust will terminate no later than December 31, 2012, subject to earlier termination under certain circumstances described in the Trust Agreement (the “Termination Date”). Cancellation of the Trust will occur on or following the Termination Date when all Trust assets have been sold and the net proceeds there from distributed to holders of Units in the Trust (“Unitholders”).
     One of the circumstances for which the Trust is subject to termination prior to December 31, 2012, is in the event that when a computation is performed as of each December 31, the net present value (discounted at 10 percent) of the estimated future net revenues (calculated in accordance with criteria established by the SEC) for proved reserves attributable to the Royalty Interests but using the average monthly Blanco Hub Spot Price for the past calendar year less certain gathering costs, is equal to or less than $30 million. The net present value of the estimated future net revenues computed as described above by the independent petroleum engineers as of December 31, 2007 was approximately $64 million. While the results of this computation will not trigger an early termination of the Trust as of December 31, 2007, future computations are subject to the numerous uncertainties in estimating the future net revenues as described above, including changes in pricing, costs and production volumes. As a result, the ability of these future net revenues of the Trust to exceed the threshold in the future is uncertain.
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
4. Related Party Transactions
     Williams provides accounting, bookkeeping and informational services to the Trust in accordance with an Administrative Services Agreement effective December 1, 1992. The fee is $50,000 per quarter, escalating 3 percent each October 1 commencing October 1, 1993. Aggregate fees incurred by the Trust to Williams in 2007, 2006 and 2005 were $302,518, $293,707, and $285,152, respectively. Substantially all production from the WI Properties is sold to a Williams’ subsidiary. Additionally, all royalty income is received from Williams.
     The interests of Williams and its affiliates and the interests of the Trust and the Unitholders with respect to the Underlying Properties could at times be different. As a working interest owner in the WI Properties, WPC could have interests that conflict with the interests of the Trust and Unitholders. For example, such conflicts could be due to a number of factors including, but not limited to, future budgetary considerations and the absence of any contractual obligation on the part of WPC to spend for development of the WI Properties, except as noted herein. Such decisions may have the effect of changing the amount or timing of future distributions to Unitholders. WPC’s interests may also conflict with those of the Trust and Unitholders in situations involving the sale or abandonment of Underlying Properties. WPC has the right at any time to sell any of the Underlying Properties subject to the Royalty Interests and, under certain circumstances, may abandon any of the WI Properties. Such sales or abandonment may not be in the best interests of the Trust. In addition, WPX Gas Resources (hereinafter defined) has the right, exercisable in its sole discretion, to terminate its Minimum Purchase Price commitment under the Gas Purchase Contract. Williams’ interest could conflict with those of the Trust and Unitholders to the extent the interests of WPX Gas Resources (hereinafter defined), under the Gas Purchase Contract, or WFS and WPX Gas Resources (hereinafter defined), under the Gas Gathering Contract, differ from the interests of the Trust and the Unitholders. Except for amendments to the Gas Gathering Contract or Gas Purchase Contract that must be approved by the vote of a majority of the Unitholders present at a meeting at which a quorum is present if such amendment would materially adversely affect Trust revenues, no mechanism or procedure has been included to resolve potential conflicts of interest between the Trust, Williams, WPC or their affiliates.

     Aggregate fees paid by the Trust to the trustees in 2007, 2006 and 2005 were $56,972, $55,492 and $54,055, respectively.
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
6. Contingencies
     WPX Gas Resources Company (“WPX Gas Resources,” as successor in interest to Williams Gas Marketing Company) purchases natural gas produced from the WI Properties (except for certain small volumes) at the wellhead under the terms of a gas purchase contract dated October 1, 1992, as amended (the “Gas Purchase Contract”). The Gas Purchase Contract provides for a pricing mechanism during an initial 5-year period, which expired on December 31, 1997, and continuing for one or more consecutive additional 1-year terms unless and until WPX Gas Resources exercises its annual option, exercisable 15 days prior to the end of each contract year, to discontinue purchasing gas under the pricing mechanism of the Gas Purchase Contract and instead purchase gas at a monthly market-based price. WPX Gas Resources has not exercised this option, and therefore, the pricing mechanism will continue to remain in effect through at least December 31, 2008.
     Under the pricing mechanism of the Gas Purchase Contract, when the market price is less than $1.70 per MMBtu (the “Minimum Purchase Price”), the Trust will be paid the Minimum Purchase Price for the gas and an account (the “Price Credit Account”) will be maintained to identify the accrued and unrecouped amount of payments made to the Trust in excess of the market price. Any amounts in the Price Credit Account are subject to future recoupment when the market price exceeds the Minimum Purchase Price. As of December 31, 2007 and 2006, there were no remaining unrecouped Price Credits in the Price Credit Account. To the extent there may in the future be a balance in the Price Credit Account, the entitlement to recoup Price Credits means that if and when the Index Price is above the Minimum Purchase Price, future royalty income paid to the Trust would be reduced until such time as such Price Credit Account is once again reduced to zero. Corresponding cash distributions to Unitholders would also be reduced.
     While the terms of the Gas Purchase Agreement pricing mechanism remain in place and no balance exists in the Price Credit Account, when the market price for natural gas exceeds $2.00 per MMBtu (as was the case during all months in 2007, 2006 and 2005), the Trust receives only 50 percent of the excess of the market price over the $2.00 price per MMBtu before reduction for gathering, processing and certain other costs.

     On January 5, 2001, the State of New Mexico, acting under authority of the Minerals Management Service (“MMS”), a subagency of the United States Department of the Interior, presented WPC with an Audit Issue Letter for the alleged underpayment of royalties in the amount of $948,501, on gas produced from the Underlying Properties due to Federal royalty owners during the time period from January 1992 through December 1996. MMS regulations permit a lessee to deduct from its gross proceeds its reasonable actual costs of transportation and processing to transport the gas from the lease to the point of sale in calculating the market value of its production. The State of New Mexico claims that certain costs of removing and transporting carbon dioxide gas are not deductible. On March 22, 2001, WPC responded to the Audit Issue Letter and contested the State of New Mexico’s claim for additional royalties as being contrary to law. In early November 2001, WPC received from the MMS an Order to Report and Pay Additional Royalties and Perform Restructured Accounting on subsequent periods. The order was dated October 30, 2001. The order requires WPC (1) to pay additional royalties of $943,964 on production related to the audit period of January 1, 1992 through December 31, 1996; (2) to pay an estimated incremental royalty amount of $991,549 for production covering January 1, 1997 through March 31, 2001; and (3) to perform a restructured accounting and pay an additional royalty for months after March 2001. WPC reached a settlement with the MMS in 2007. As a result, the Trust’s 2007 royalty income considered the Trust’s $5 million portion of the settlement, which was substantially offset by the $4.8 million amount owed to the Trust by WPC for the unit expansions described below. The net effect of these items resulted in an approximate $180,000 decrease to the Trust’s 2007 royalty income. WPC has notified the Trust that certain other royalty matters are currently being litigated by a federal regulatory agency and another producer. Although neither WPC nor the Trust is a party to the litigation, the final outcome of that case might lead to a future unfavorable impact on the Trust’s royalty income.
     The majority of the production attributable to the Trust is within Federal units. Unit participating areas are formed by pooling production from the participating area. Entitlement to the pooled production is based on each party’s acreage in the participating area divided by the total participating acreage. Wells drilled outside the participating area may create an enlargement to the participating area and a revision of the Unit ownership entitlement. The Bureau of Land Management (“BLM”) must approve Unit participating area expansions. The effective date for Unit expansions is retroactive to the date the well creating the expansion was tested. WPC has informed the Trustee in 2007 that it has estimated the impact of various retroactive unit expansions to the Trust to be an approximate $4.8 million increase to the Trust’s royalty income. This adjustment was the result of numerous expansions coming from the BLM that impacted the Trust’s royalty income. WPC has not completed these adjustments in its revenue accounting system yet. WPC expects to have all of the estimated unit expansions completed with any adjustments included in the Trust’s royalty income during the second quarter 2008. The effects of these unit expansions were offset by the impact to the Trust of WPC’s settlement with the MMS discussed above. These expansions are retroactive to production period beginning in 1996. The net effect of other retroactive adjustments did not significantly affect royalty income during 2007 or 2006. For the year ended December 31, 2005, retroactive adjustments resulted from unit expansions on certain Federal Units as well as some nominal net pricing adjustments and adjustments to actualize estimates. The total impact of these adjustments was to increase the natural gas attributable to the NPI of the Trust by approximately 201,000 MMbtu’s (representing a retroactive adjustment based on actual prices of approximately $530,000 to the Trust).
     The royalty income presented in the accompanying statements of distributable income is on an entitlement basis and reflects WPC’s estimated impact of the most recent BLM participating area approvals through December 31, 2007. With respect to the unit expansions described above, WPC has indicated that it anticipates these unit expansions will be completely processed by June 2008. Accordingly, the Trust could incur positive or negative revisions to royalty income in 2008 from the conclusion of this process.
7. Subsequent Event
     Subsequent to December 31, 2007, the Trust declared the following distribution:

Quarterly Record Date	Payment Date	Distribution per Unit

February 14, 2008	February 29, 2008	$0.179608

8. Quarterly Financial Data (Unaudited)
     The following table sets forth the royalty income, distributable income and distributions per Unit of the Trust for each quarter in the years ended December 31, 2007 and 2006 (in thousands, except per Unit amounts):

Calendar Quarter	Royalty Income	Distributable Income	Distributions per Unit
2007
First	$2,313	$1,978	$0.208780
Second	2,411	2,149	0.216611
Third	2,770	2,613	0.260930
Fourth	2,002	1,808	0.194669

TOTAL	$9,496	$8,548	$0.880990

2006
First	$5,688	$5,356	$0.562572
Second	2,926	2,665	0.266448
Third	2,398	2,262	0.231941
Fourth	2,933	2,749	0.282846

TOTAL	$13,945	$13,032	$1.343807

     Selected 2007 fourth quarter data are as follows (in thousands except per Unit amounts):

	2007	2006
Royalty income	$2,002	$2,933
Interest income	8	12
General and administrative expenses	(202)	(196)

Distributable income	$1,808	$2,749

Distributable income per Unit (9,700,000 units)	$.19	$.28
Distributions per Unit	$.19	$.28
9. Supplemental Oil and Gas Information (Unaudited)
     The net proved reserves attributable to the Royalty Interests have been estimated as of December 31, 2007, 2006 and 2005, by Miller and Lents, Ltd., independent petroleum engineers. In accordance with Statement of Financial Accounting Standards No. 69, estimates of future net revenues from proved reserves have been prepared using contractual gas prices and related costs. The standardized measure of future net revenues from the gas reserves is calculated based on discounting such future net revenues at an annual rate of 10 percent. The Blanco Hub Spot Price was $6.43, $5.47 and $7.58 per MMBtu, after adjustments for certain costs and provisions of the Gas Purchase Contract, at December 31, 2007, 2006, and 2005, respectively. This resulted in a weighted average wellhead price of $4.215, $3.735 and $4.78 per Mcf at December 31, 2007, 2006, and 2005, respectively. The standardized measure of discounted future net revenues below has been reduced by operating and development costs, which are paid by Williams and are included in computing the royalty income of the Trust. The standardized measure has not been reduced for income taxes as no income taxes are paid by the Trust (see Note 3).
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

Natural Gas (MMcf)
Proved reserves at December 31, 2004	37,388
Production	(5,976)
Extensions and revisions of previous estimates	(2,806)

Proved reserves at December 31, 2005	28,606
Production	(4,645)
Extensions and revisions of previous estimates	306

Proved reserves at December 31, 2006	24,267
Production	(4,155)
Extensions and revisions of previous estimates	1,968

Proved reserves at December 31, 2007	22,080
Proved developed reserves at December 31, 2007	21,601
     Proved reserve estimates presented above at January 1, 2005 are proved developed reserves. Proved reserves at December 31, 2006, include 897 MMcf of proved undeveloped reserves. Proved reserves at December 31, 2007, include 479 MMcf of proved undeveloped reserves.
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
     The following table sets forth the standardized measure of discounted future net revenues at December 31, 2007, 2006 and 2005 relating to proved reserves (in thousands):

	Year Ended December 31,
	2007	2006	2005
Future cash inflows	$80,828	$72,987	$121,311
Future production taxes	(16,093)	(14,535)	(24,432)
Future development costs	(1,218)	(2,663)	(3,266)

Future net cash flows	63,517	55,789	93,613
10% discount factor	(24,775)	(22,100)	(38,916)

Standardized measure of discounted future net revenues	$38,742	$33,689	$54,697

The 2006 and 2005 future cash inflows and future production taxes presented in the table above consider certain reclassifications of production costs to be consistent with the 2007 basis. These reclassifications did not result in any change in the future net cash flows or standardized measure for these years.
     The following table sets forth the changes in the aggregate standardized measure of discounted future net revenues from proved reserves during the years ended December 31, 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Balance at January 1	$33,689	$54,697	$54,917
Increase (decrease) due to:
Net sales of coal seam gas	(8,720)	(10,117)	(16,298)
Net changes in prices and costs	4,240	(10,956)	13,310
Development costs incurred	(453)	(2,028)	(278)
Changes in estimated future development cost	1,366	(2,487)	(1,110)
Extensions and revisions of previous quantity estimates	3,727	307	(3,714)
Accretion of discount	3,369	5,470	5,492
Other	1,525	(1,195)	1,831

	5,053	(21,008)	(220)

Balance at December 31	$38,742	$33,689	$54,697

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
     Changes in Internal Control over Financial Reporting. There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.
     Trustee’s Report on Internal Control Over Financial Reporting. The Trustee is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control-Integrated Framework, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2007. The Trust’s internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING
The Trustee
Williams Coal Seam Gas Royalty Trust
We have audited the Williams Coal Seam Gas Royalty Trust’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Trustee is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Trustee’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Williams Coal Seam Gas Royalty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus of the Trust as of December 31, 2007 and 2006, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2007 of the Trust and our report dated March 10, 2008 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Tulsa, Oklahoma
March 10, 2008

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
     The Trust has no directors or officers, and based solely on its review of the reports received by it, the Trust believes that during the fiscal year of 2007, no person who was a beneficial owner of more than 10 percent the Trust’s Units failed to file on a timely basis any report required by Section 16(a).
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
     Compensation of the Trustee, Delaware Trustee and Transfer Agent. The Trust Agreement provides for compensation to the Trustee and the Delaware Trustee for administrative services, out of the Trust assets. The Trustee was paid a 2007 base amount of $50,823, plus an hourly charge for services in excess of a combined total of 300 hours annually at the Trustee’s then standard rate. The Delaware Trustee is paid a fixed annual amount, which was initially set at $5,000. The Trustee and the Delaware Trustee received total compensation for 2007 of $50,823 and $6,150, respectively. The base amount of the Trustee’s fee and the amount of the Delaware Trustee’s fee for administrative services escalate at the rate of 3 percent per year. The Trustee and the Delaware Trustee are each entitled to reimbursement for out-of-pocket expenses. Upon termination of the Trust, the Trustee will receive, in addition to its out-of-pocket expenses, a termination fee in the amount of $8,000.
     The Transfer Agent receives a transfer agency fee of $5.50 annually per account (minimum of $15,000 annually), subject to change each December, based upon the change in the Producers’ Price Index as published by the United States Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued in excess of 10,000 annually. The total fees paid by the Trust to the Transfer Agent in 2007 were $24,998.
     Fees to Williams. Williams will receive, throughout the term of the Trust, an administrative services fee for accounting, bookkeeping and informational services relating to the Royalty Interests as described below in “Item 13—Certain Relationships and Related Transactions—Administrative Services Agreement.”
     Compensation Committee. The Trust has no directors and therefore has no compensation committee.
Item 12. Security Ownership of Certain Beneficial Owners and Management.
     (a) Security Ownership of Certain Beneficial Owners. The following table sets forth as of March 1, 2008 information with respect to the only Unitholder who was known to the Trustee to be a beneficial owner of more than 5 percent of the outstanding Units.

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
     (b) Security Ownership of Management. The Trust has no directors or executive officers and does not maintain any equity compensation plans. As of March 1, 2008, Bank of America, N.A., the Trustee, held an aggregate of 27,994 Units in various fiduciary capacities, with no investment or voting powers. As of March 1, 2008, Chase Bank (as successor to Chemical Bank Delaware), the Delaware Trustee, did not beneficially own any Units.

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
     The Administrative Services Agreement obligates the Trust to pay to Williams each quarter an administrative services fee for accounting, bookkeeping and informational services relating to the Royalty Interests. The administrative services fee was $50,000 per calendar quarter commencing October 1, 1993, through and including the quarter ended September 30, 1994, and increases 3 percent each October 1. Accordingly, the total of the administrative services fees paid by the Trust to Williams in 2007 was $302,518.
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
Item 14. Principal Accounting Fees and Services.
     Fees for services performed by Ernst & Young LLP for the years ended December 31, 2007 and 2006 are:

	2007	2006
Audit Fees	$177,100	$183,190
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
     The Trust has no audit committee, and as a result, has no audit committee pre-approval policy with respect to fees paid to Ernst & Young LLP.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
     (a) The following documents are filed as a part of this report:
     1. Financial Statements (included in Item 8 of this report)

Page In This
Report
Report of Independent Registered Public Accounting Firm	41
Statements of Assets, Liabilities and Trust Corpus as of December 31, 2007 and 2006	42
Statements of Distributable Income for each of the three years in the period ended December 31, 2007	42

Statements of Changes in Trust Corpus for each of the three years in the period ended December 31, 2007	42

Notes to Financial Statements	43-49
     2. Financial Statement Schedules
     Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.
     3. Exhibits

Exhibit
Number		Exhibit
3.1	—	Certificate of Trust of Williams Coal Seam Gas Royalty Trust (filed as Exhibit 3.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.1	—	Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of December 1, 1992, by and among Williams Production Company, The Williams Companies, Inc. and Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), as trustees (filed as Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.2	—	First Amendment to the Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of December 15, 1992, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.2 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.3	—	Second Amendment to the Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of January 12, 1993, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.3 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

Exhibit
Number		Exhibit
4.4	—	Net Profits Conveyance effective as of October 1, 1992, by and among Williams Production Company, The Williams Companies, Inc., and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), and Chemical Bank Delaware (filed as Exhibit 4.4 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.1	—	Administrative Services Agreement effective December 1, 1992, by and between The Williams Companies, Inc. and Williams Coal Seam Gas Royalty Trust (filed as Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.2	—	Gas Purchase Agreement dated October 1, 1992, by and between Williams Gas Marketing Company and Williams Production Company (filed as Exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.3	—	First Amendment to the Gas Purchase Agreement effective January 12, 1993, by and between Williams Gas Marketing Company and Williams Production Company (filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.4	—	Gas Gathering and Treating Agreement effective October 1, 1992, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.5	—	First Amendment to the Gas Gathering and Treating Agreement effective as of January 12, 1993, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.5 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.6	—	Amendment #2 to the Gas Gathering and Treating Agreement dated as of October 1, 1993, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.6 to the Registrant’s Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

10.7	—	Amendment #3 to the Gas Gathering and Treating Agreement dated as of October 1, 1993, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.7 to the Registrant’s Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

10.8	—	Confirmation Agreement effective as of May 1, 1995 by and among Williams Production Company, The Williams Companies, Inc. and Williams Coal Seam Gas Royalty Trust (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

23.1	—	Consent of Ernst & Young LLP.

23.2	—	Consent of Miller and Lents, Ltd.

31.1	—	Certification by Ron E. Hooper, Senior Vice President and Administrator of Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated March 14, 2008, and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number		Exhibit
32.1	—	Certificate by Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated March 14, 2008, and submitted pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	—	The information under the section captioned “Tax Considerations” on pages 20-21, and the information under the sections captioned “Federal Income Tax Consequences” and “ERISA Considerations” on pages 45-52 of the Prospectus dated January 13, 1993, which constitutes a part of the Registration Statement on Form S-3 of The Williams Companies, Inc. (Registration No. 33-53662) (filed as Exhibit 28.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

99.2	—	Reserve Report, dated November 21, 1992, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of October 1, 1992, prepared by Miller and Lents, Ltd., independent petroleum engineers, included as Exhibit A of the Prospectus dated January 13, 1993, which constitutes a part of the Registration Statement on Form S-3 of The Williams Companies, Inc. (Registration No. 33-53662) (filed as Exhibit 28.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

99.3	—	Reserve Report, dated January 31, 2008 estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of December 31, 2007, prepared by Miller and Lents, Ltd., independent petroleum engineers.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Williams Coal Seam Gas Royalty Trust

By:	Bank of America, N.A., Trustee

By:	/s/ Ron E. Hooper

Ron E. Hooper
Senior Vice President and Administrator
Date:     March 14, 2008
(The Registrant has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number		Description
3.1	—	Certificate of Trust of Williams Coal Seam Gas Royalty Trust (filed as Exhibit 3.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.1	—	Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of December 1, 1992, by and among Williams Production Company, The Williams Companies, Inc. and Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), as trustees (filed as Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.2	—	First Amendment to the Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of December 15, 1992, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.2 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.3	—	Second Amendment to the Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of January 12, 1993, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.3 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.4	—	Net Profits Conveyance effective as of October 1, 1992, by and among Williams Production Company, The Williams Companies, Inc., and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), and Chemical Bank Delaware (filed as Exhibit 4.4 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.1	—	Administrative Services Agreement effective December 1, 1992, by and between The Williams Companies, Inc. and Williams Coal Seam Gas Royalty Trust (filed as Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.2	—	Gas Purchase Agreement dated October 1, 1992, by and between Williams Gas Marketing Company and Williams Production Company (filed as Exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.3	—	First Amendment to the Gas Purchase Agreement effective January 12, 1993, by and between Williams Gas Marketing Company and Williams Production Company (filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.4	—	Gas Gathering and Treating Agreement effective October 1, 1992, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.5	—	First Amendment to the Gas Gathering and Treating Agreement effective as of January 12, 1993, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.5 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.6	—	Amendment #2 to the Gas Gathering and Treating Agreement dated as of October 1, 1993, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.6 to the Registrant’s Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

Exhibit
Number		Description
10.7	—	Amendment #3 to the Gas Gathering and Treating Agreement dated as of October 1, 1993, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.7 to the Registrant’s Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

10.8	—	Confirmation Agreement effective as of May 1, 1995 by and among Williams Production Company, The Williams Companies, Inc. and Williams Coal Seam Gas Royalty Trust (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

23.1	—	Consent of Ernst & Young LLP.

23.2	—	Consent of Miller and Lents, Ltd.

31.1	—	Certification by Ron E. Hooper, Senior Vice President and Administrator of Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated March 14, 2008, and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	Certificate by Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated March 14, 2008, and submitted pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	—	The information under the section captioned “Tax Considerations” on pages 20-21, and the information under the sections captioned “Federal Income Tax Consequences” and “ERISA Considerations” on pages 45-52 of the Prospectus dated January 13, 1993, which constitutes a part of the Registration Statement on Form S-3 of The Williams Companies, Inc. (Registration No. 33-53662) (filed as Exhibit 28.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

99.2	—	Reserve Report, dated November 21, 1992, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of October 1, 1992, prepared by Miller and Lents, Ltd., independent petroleum engineers, included as Exhibit A of the Prospectus dated January 13, 1993, which constitutes a part of the Registration Statement on Form S-3 of The Williams Companies, Inc. (Registration No. 33-53662) (filed as Exhibit 28.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

99.3	—	Reserve Report, dated January 31, 2008, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of December 31, 2007, prepared by Miller and Lents, Ltd., independent petroleum engineers.