Form 10-Q
period 2008-06-30
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 2008-08-08
CIK 895007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of units of beneficial interest outstanding at August 1, 2008: 9,700,000

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
     The financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the “Trustee”) of Williams Coal Seam Gas Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Annual Report”). The December 31, 2007 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2008, the distributable income for the three-month and six-month periods ended June 30, 2008 and 2007, and the changes in trust corpus for the six-month periods ended June 30, 2008 and 2007, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
     The financial statements as of June 30, 2008, and for the three-month and six-month periods ended June 30, 2008 and 2007 included herein have been reviewed by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing herein.

Report of Independent Registered Public Accounting Firm
The Trustee
Williams Coal Seam Gas Royalty Trust
We have reviewed the condensed statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of June 30, 2008, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 2008 and 2007, and the condensed statements of changes in trust corpus for the six-month periods ended June 30, 2008 and 2007. These financial statements are the responsibility of the Trustee’s management.
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

/s/ Ernst & Young LLP
Tulsa, Oklahoma
August 6, 2008

WILLIAMS COAL SEAM GAS ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (UNAUDITED)

	June 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS

Current Assets — cash and cash equivalents	$86,661	$73,931

Royalty interests in oil and gas properties (less accumulated amortization of $132,240,724 at June 30, 2008 and $131,695,632 at December 31, 2007) (Note 2)	6,325,940	6,871,032

TOTAL ASSETS	$6,412,601	$6,944,963

LIABILITIES AND TRUST CORPUS

Current Liabilities:

Accounts payable	$32,582	$66,986

Trust corpus — 9,700,000 units of beneficial interest authorized and outstanding (Note 2)	6,380,019	6,877,977

TOTAL LIABILITIES AND TRUST CORPUS	$6,412,601	$6,944,963

The accompanying notes are an integral part of these financial statements. See accountants’ review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	June 30, 2008	June 30, 2007

Royalty income (Notes 2 and 7)	$2,111,884	$2,410,791
Interest income	3,419	10,804

Total	2,115,303	2,421,595

General and administrative expenses (Note 4)	(249,185)	(273,085)

Distributable income	$1,866,118	$2,148,510

Distributable income per unit (9,700,000 units) (Note 2)	$.19	$.22

The accompanying notes are an integral part of these financial statements. See accountants’ review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	SIX MONTHS	SIX MONTHS
	ENDED	ENDED
	June 30, 2008	June 30, 2007

Royalty income (Notes 2 and 7)	$4,146,535	$4,723,633
Interest income	7,895	20,940

Total	4,154,430	4,744,573

General and administrative expenses (Note 4)	(548,901)	(617,989)

Distributable income	$3,605,529	$4,126,584

Distributable income per unit (9,700,000 units) (Note 2)	$.37	$.43

The accompanying notes are an integral part of these financial statements. See accountants’ review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	SIX MONTHS	SIX MONTHS
	ENDED	ENDED
	June 30, 2008	June 30, 2007

Trust corpus, beginning of period	$6,877,977	$8,316,439

Amortization of royalty interests (Note 2)	(545,092)	(707,942)

Distributable income	3,605,529	4,126,584
Distributions to Unitholders (Note 5)	(3,558,395)	(4,126,292)

Trust corpus, end of period	$6,380,019	$7,608,789

Distributions per unit (9,700,000 units) (Note 5)	$.37	$.43

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
     The Trust was formed to acquire and hold certain net profits interests (the “Royalty Interests”) in proved natural gas properties located in the San Juan Basin of New Mexico and Colorado (the “Underlying Properties”) owned by WPC. The Trust was initially created effective as of December 1, 1992, with a $100 contribution by WPC. On January 21, 1993, the Royalty Interests were conveyed to the Trust by WPC pursuant to the Net Profits Conveyance (the “Conveyance”) entered into effective as of October 1, 1992, by and among WPC, Williams, the Trustee and the Delaware Trustee, in consideration for all the 9,700,000 authorized units of beneficial interest in the Trust (“Units”). WPC transferred its Units by dividend to its parent, Williams, which sold an aggregate of 5,980,000 Units to the public through various underwriters in January and February 1993 (the “Public Offering”). Subsequently, Williams sold to the public an additional 151,209 Units. During the second quarter of 1995, Williams transferred its remaining Units to Williams Holdings of Delaware, Inc. (“WHD”), a separate holding company for Williams’ non-regulated businesses. Effective July 31, 1999, WHD was merged into Williams, and by operation of the merger, Williams assumed all assets, liabilities and obligations of WHD, including without limitation ownership of WHD’s Units. Effective August 11, 2000, Williams sold its Units to Quatro Finale IV LLC, a Delaware limited liability company (“QFIV”), in a privately negotiated transaction. Williams retained the voting rights and retained a “call” option on the transferred Units, and QFIV was granted a “put” option on the Units. Through a series of exercises of its call option, Williams reacquired an aggregate of 3,568,791 Units from December 2001 through June 2003. Williams has informed the Trustee that it has subsequently sold 2,779,500 of these Units through August 1, 2008 and owned a remaining 789,291 Units as of such date.
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
     On October 15, 2002, the New Mexico Oil and Gas Commission (NMOCD) revised the field rules for the Basin Fruitland Coal (Gas) Pool to allow optional second (infill) wells on the standard 320 acre spacing unit in certain designated areas of the pool (the non fairway wells). On July 17, 2003, the NMOCD further modified the field rules for the Basin Fruitland Coal (Gas) Pool to allow these infill wells on the standard 320 acre spacing unit in all areas of the pool. The WI Properties contain 522 infill locations designated as proved locations according to U.S. Securities and Exchange Commission (“SEC”) guidelines. As of June 30, 2008, 431 infill locations are proved developed producing and 69 locations are proved undeveloped.
     Based on production actualized through May 2008, WPC has informed the Trustee that its estimate is that the Infill Net Profit Costs approximated the Infill Net Profit Gross Proceeds by approximately $568,000.

The Trust will not be liable for any excess costs, and any excess costs will hereafter constitute Excess Infill Net Profit Costs until recovered by WPC. The Trust will not receive its 20 percent interest in WPC’s Infill Net Proceeds until such time as the Infill Net Profits Gross Proceeds exceeds the Infill Net Profit Costs on an aggregate basis. The complete definitions of Infill Net Proceeds, Infill Net Profit Costs, Excess Infill Net Profit Costs, and Infill Net Profit Gross Proceeds are set forth in the Conveyance.
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
     Some Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in a street name, referred to herein collectively as “middlemen”). Therefore, the Trustee considers the Trust to be a widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. U.S. Trust, Bank of America Private Wealth Management, 901 Main Street, 17th Floor, Dallas, Texas 75202, telephone number (214) 209-2400, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the Treasury Regulations with respect to such Trust Units, including the issuance of IRS Form 1099 and certain written tax statements. Unitholders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.
     Each Unitholder should consult his tax advisor regarding Trust tax compliance matters.
4. RELATED PARTY TRANSACTIONS
     Williams provides accounting, bookkeeping and informational services to the Trust in accordance with an Administrative Services Agreement effective December 1, 1992. The fee is $50,000 per quarter, escalating 3 percent each October 1 commencing October 1, 1993. Aggregate fees incurred by the Trust to Williams at December 31, 2007 represent the fourth quarter fee, and amounts paid by the Trust to Williams at March 31, 2008 represent the first quarter fee. For the three and six month periods ended June 30, 2008, the Trust paid $77,898 and $155,797, respectively, as compared to $75,629 and $151,259 for the comparable period in 2007. Substantially all production from the WI Properties is sold to a Williams’ subsidiary. Additionally, all royalty income is received from Williams.
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
6. SUBSEQUENT EVENTS
     Subsequent to June 30, 2008, the Trust declared the following distribution:

Quarterly
Record	Payment	Distribution
Date	Date	per Unit

August 14, 2008	August 28, 2008	$.349784
     The distribution per unit was $.349784 attributable to the second quarter of 2008 (payable in the third quarter of 2008) as compared to $0.187237 attributable to the first quarter of 2008 (paid in the second quarter of 2008). The increase in distributions is mainly the result of higher prices and natural gas production, and higher operating costs that are deducted in computing the Trust’s royalty income, related to the first quarter.
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
     Under the pricing mechanism of the Gas Purchase Contract, when the market price is less than $1.70 per MMBtu (the “Minimum Purchase Price”), the Trust will be paid the Minimum Purchase Price for the gas and an account (the “Price Credit Account”) will be maintained to identify the accrued and unrecouped amount of payments made to the Trust in excess of the market price. Any amounts in the Price Credit Account are subject to future recoupment when the market price exceeds the Minimum Purchase Price. As of June 30, 2008, there were no remaining unrecouped price credits in the Price Credit Account. To the extent there may in the future be a balance in the Price Credit Account, the entitlement to recoup price credits means that if and when the index price is above the Minimum Purchase Price, future royalty income paid to the Trust would be reduced until such time as such Price Credit Account is once again reduced to zero. Corresponding cash distributions to Unitholders would also be reduced.
     While the terms of the Gas Purchase Agreement pricing mechanism remain in place and no balance exists in the Price Credit Account, when the market price for natural gas exceeds $2.00 per MMBtu, the Trust receives only 50 percent of the excess of the market price over the

$2.00 price per MMBtu before reduction for gathering, processing and certain other costs. For production months in the first six months of 2008, the index price remained above the Minimum Purchase Price.
     WPC has notified the Trust that certain royalty matters are currently being litigated by a federal regulatory agency and another producer. Although neither WPC nor the Trust is a party to the litigation, the final outcome of that case might lead to a future unfavorable impact on the Trust’s royalty income.
     The majority of production attributable to the Trust is within Federal Units. Unit participating areas are formed by pooling production from the participating area. Entitlement to the pooled production is based on each party’s acreage in the participating area divided by the total participating acreage. Wells drilled outside the participating area may create an enlargement to the participating area and a revision of the Unit ownership entitlement. The Bureau of Land Management (“BLM”) must approve Unit participating area expansions. The effective date for Unit expansions is retroactive to the date the well creating the expansion was tested. WPC informed the Trustee in 2007 that it estimated the impact of various retroactive unit expansions to the Trust and paid the Trust an adjusted amount, based on the estimate, in the third quarter of 2007. This adjustment was the result of numerous expansions coming from the BLM that impacted the Trust’s royalty income. These expansions are retroactive to production periods beginning in 1994. WPC has informed the Trustee that it is currently researching the Trust’s obligation for past capital costs incurred pertaining to wells included in this and previous unit expansions. WPC’s finalization of the adjustment related to the most recent unit expansion will consider the results of its research into this issue. Accordingly, the Trust could incur positive or negative revisions to royalty income from the resolution of these issues.
     The royalty income presented in the accompanying statements of distributable income is on an entitlement basis and reflects WPC’s estimated impact of the most recent BLM participating area approvals through June 30, 2008.
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
Three Months and Six Months Ended June 30, 2008 Compared to Three Months and Six Months Ended June 30, 2007
     For the quarter ended June 30, 2008, royalty income received by the Trust amounted to $2,111,884 as compared to $2,410,791 received for the same quarter in 2007. The decrease in royalty income is due to lower production but partially offset by higher gas prices. Production volumes are affected by changes in sales prices for natural gas produced and costs that are deducted in calculating the NPI Net Proceeds. Production related to the royalty income received by the Trust in the second quarter of 2008 was 668,693 MMBtu as compared to 856,286 MMBtu for the second quarter 2007.
     Royalty income for the six months ended June 30, 2008 was $4,146,535 as compared to $4,723,633 for the same period in 2007. Production related to the royalty income received by the Trust for the six months ended June 30, 2008 was 1,533,100 MMBtu as compared to 1,811,578 MMBtu for the six months ended June 30, 2007. The decrease in royalty income is attributed to a decrease in production volumes but offset by higher prices compared to the previous year.
     Interest income for the three month and six month periods ended June 30, 2008 was lower due to lower interest rates and less funds available for investment compared to the same periods in 2007. General and administrative expenses for the three month period ended June 30, 2008 were lower compared to the same period in 2007 due to normal fluctuation. General and administrative expenses for the six month period ended June 30, 2008 were lower compared to the same period in 2007 due to normal fluctuation.
     Distributable income for the quarter ended June 30, 2008 was $1,866,118 or $.19 per Unit compared to $2,148,510 or $.22 per Unit for the same quarter in 2007. This decrease was the result of lower royalty income as previously described. A distribution of $.187237 per Unit was made on May 30, 2008 to Unitholders of record on May 15, 2008. Distributable income for the six months ended June 30, 2008 was $3,605,529 as compared to $4,126,584 for the same period in 2007. This decrease was the result of lower production volumes offset by higher prices.
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
     Royalty income received by the Trust in a given calendar quarter will generally reflect the sum of (i) net proceeds from the sale of gas produced from the WI Properties during the preceding calendar quarter, plus (ii) cash received by WPC with respect to the Farmout Properties either (a) during the preceding calendar quarter or (b) if received in sufficient time to be paid to the Trust, in the month immediately following such calendar quarter. Accordingly, the royalty income included in distributable income for the quarter ended June 30, 2008, was based on production volumes and natural gas prices for the period January 2008 through March 2008, as shown in the table below. Due to delays associated with the receipt of income related to the Farmout Properties, the Trust’s royalty income for the second quarter of 2008 reflects estimated production volumes from the Farmout Properties for the months of December 2007 through February 2008, as shown in the table below. The net production volumes included in the table below are for production attributable to net profits of the Underlying Properties, and not for production attributable to the Trust’s Royalty Interests.

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007
Production (MMBtu) (1)
WI Properties	878,626 (2)	1,156,019 (3)
Farmout Properties	235,863	271,125

Blanco Hub Spot Price ($/MMBtu) (4)	$7.25	$6.26

Net Wellhead Price WI Properties ($/MMBtu) (4)	$3.20	$2.70

(1)	Million British Thermal Units.

(2)	Includes unfavorable retroactive adjustments of (29,020) MMBtu.

(3)	Includes favorable retroactive adjustments of 65,081 MMBtu.

(4)	Simple average of estimates for the months included in the period presented.
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
     For the six months ended June 30, 2008, which is based on production volumes and natural gas prices for the six months ended March 31, 2008, the Blanco Hub Spot Price was above $2.00 per MMBtu, and therefore the applicable index price under the Gas Purchase Contract, which is equal to 97% of the Blanco Hub Spot Price, was above $1.94 per MMBtu through such period. In general, under the Gas Purchase Contract, the Trust only receives the benefit of 50 percent of any amount by which the applicable index price exceeds $1.94 per MMBtu. Consequently, pursuant to the terms of the Gas Purchase Contract, WPX Gas Resources paid WPC an amount for gas purchased equal to $1.94 per MMBtu, less the costs paid by WPX Gas Resources to gather and process such gas and deliver it to specified delivery points plus 50 percent of the excess of the applicable index price over $1.94 per MMBtu. The Blanco Hub Spot Price remained above $2.00 per MMBtu in July 2008.
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
Item 4. Controls and Procedures.
     The Trust maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. In addition, the disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Trust is accumulated and communicated to the Trustee to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15. Based upon that evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures are effective in timely alerting the Trustee to material information relating to the Trust required to be included in the Trust’s periodic filings with the Securities and Exchange Commission. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by WPC. There has not been any change in the Trust’s internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.
PART II — OTHER INFORMATION
Items 1 through 5.
     Not applicable.
Item 6. Exhibits.
     The exhibits listed below are filed as part of this report:

EXHIBIT
NUMBER	EXHIBIT

15.1 —	Letter regarding unaudited interim financial information dated August 6, 2008, from the independent Registered Public Accounting Firm which acknowledges awareness of the use in registration statement of a report on unaudited interim financial information.

31.1 —	Certification by Ron E. Hooper, Senior Vice President and Administrator of Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated August 8, 2008, and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certificate by Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated August 8, 2008, and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

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
Date: August 8, 2008

INDEX TO EXHIBITS

EXHIBIT
NUMBER	EXHIBIT

15.1 —	Letter regarding unaudited interim financial information dated August 6, 2008, from the independent Registered Public Accounting Firm which acknowledges awareness of the use in registration statement of a report on unaudited interim financial information.

31.1 —	Certification by Ron E. Hooper, Senior Vice President and Administrator of Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated August 8, 2008, and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certificate by Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated August 8, 2008, and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).