Form 10-Q
period 2008-09-30
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 2008-11-07
CIK 895007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     Number of units of beneficial interest outstanding at November 1, 2008: 9,700,000

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
     The financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the “Trustee”) of Williams Coal Seam Gas Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Annual Report”). The December 31, 2007 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2008, the distributable income for the three-month and nine-month periods ended September 30, 2008 and 2007, and the changes in trust corpus for the nine-month periods ended September 30, 2008 and 2007, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
     The financial statements as of September 30, 2008, and for the three-month and nine-month periods ended September 30, 2008 and 2007 included herein have been reviewed by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing herein.

Report of Independent Registered Public Accounting Firm
The Trustee
Williams Coal Seam Gas Royalty Trust
We have reviewed the condensed statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of September 30, 2008, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 2008 and 2007, and the condensed statements of changes in trust corpus for the nine-month periods ended September 30, 2008 and 2007. These financial statements are the responsibility of the Trustee’s management.
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
/s/ Ernst & Young LLP
Tulsa, Oklahoma
November 5, 2008

WILLIAMS COAL SEAM GAS ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (UNAUDITED)

	September 30,	December 31,
	2008	2007
	(Unaudited)

ASSETS

Current Assets — cash and cash equivalents	$167,816	$73,931

Royalty interests in oil and gas properties (less accumulated amortization of $132,564,293 at September 30, 2008 and $131,695,632 at December 31, 2007) (Note 2)	6,002,371	6,871,032

TOTAL ASSETS	$6,170,187	$6,944,963

LIABILITIES AND TRUST CORPUS

Current Liabilities:
Accounts payable	$27,042	$66,986

Trust corpus — 9,700,000 units of beneficial interest authorized and outstanding (Note 2)	6,143,145	6,877,977

TOTAL LIABILITIES AND TRUST CORPUS	$6,170,187	$6,944,963

The accompanying notes are an integral part of these financial statements. See accountants’ review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	September 30, 2008	September 30, 2007

Royalty income (Notes 2 and 7)	$3,629,317	$2,770,217
Interest income	6,058	11,053

Total	3,635,375	2,781,270

General and administrative expenses (Note 4)	(155,777)	(168,593)

Distributable income	$3,479,598	$2,612,677

Distributable income per unit (9,700,000 units) (Note 2)	$.36	$.27

The accompanying notes are an integral part of these financial statements. See accountants’ review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	NINE MONTHS	NINE MONTHS
	ENDED	ENDED
	September 30, 2008	September 30, 2007

Royalty income (Notes 2 and 7)	$7,775,852	$7,493,850
Interest income	13,952	31,993

Total	7,789,804	7,525,843

General and administrative expenses (Note 4)	(704,677)	(786,582)

Distributable income	$7,085,127	$6,739,261

Distributable income per unit (9,700,000 units) (Note 2)	$0.73	$0.69

The accompanying notes are an integral part of these financial statements. See accountants’ review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	NINE MONTHS	NINE MONTHS
	ENDED	ENDED
	September 30, 2008	September 30, 2007

Trust corpus, beginning of period	$6,877,977	$8,316,439

Amortization of royalty interests (Note 2)	(868,661)	(1,135,780)

Distributable income	7,085,127	6,739,261
Distributions to Unitholders (Note 5)	(6,951,298)	(6,657,313)

Trust corpus, end of period	$6,143,145	$7,262,607

Distributions per unit (9,700,000 units) (Note 5)	$0.72	$0.69

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
     The Trust was formed to acquire and hold certain net profits interests (the “Royalty Interests”) in proved natural gas properties located in the San Juan Basin of New Mexico and Colorado (the “Underlying Properties”) owned by WPC. The Trust was initially created effective as of December 1, 1992, with a $100 contribution by WPC. On January 21, 1993, the Royalty Interests were conveyed to the Trust by WPC pursuant to the Net Profits Conveyance (the “Conveyance”) entered into effective as of October 1, 1992, by and among WPC, Williams, the Trustee and the Delaware Trustee, in consideration for all the 9,700,000 authorized units of beneficial interest in the Trust (“Units”). WPC transferred its Units by dividend to its parent, Williams, which sold an aggregate of 5,980,000 Units to the public through various underwriters in January and February 1993 (the “Public Offering”). Subsequently, Williams sold to the public an additional 151,209 Units. During the second quarter of 1995, Williams transferred its remaining Units to Williams Holdings of Delaware, Inc. (“WHD”), a separate holding company for Williams’ non-regulated businesses. Effective July 31, 1999, WHD was merged into Williams, and by operation of the merger, Williams assumed all assets, liabilities and obligations of WHD, including without limitation, ownership of WHD’s Units. Effective August 11, 2000, Williams sold its Units to Quatro Finale IV LLC, a Delaware limited liability company (“QFIV”), in a privately negotiated transaction. Williams retained the voting rights and retained a “call” option on the transferred Units, and QFIV was granted a “put” option on the Units. Through a series of exercises of its call option, Williams reacquired an aggregate of 3,568,791 Units from December 2001 through June 2003. Williams has informed the Trustee that it has subsequently sold 2,779,500 of these Units through November 1, 2008 and owned a remaining 789,291 Units as of such date.
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
     The only assets of the Trust, other than cash and cash equivalents being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Royalty Interests. The Royalty Interests consist primarily of a net profits interest (the “NPI”) in the Underlying Properties. The NPI generally entitles the Trust to receive 60 percent of the NPI Net Proceeds attributable to (i) gas produced and sold from WPC’s net revenue interests (working interests less lease burdens) in the properties in which WPC has a working interest (the “WI Properties”) and (ii) the revenue stream received by WPC attributable to its 35 percent net profits interest in 5,348 gross acres in La Plata County, Colorado (the “Farmout Properties”). “NPI Net Proceeds” consists generally of the aggregate proceeds attributable to WPC’s net revenue interest, based on the sale at the wellhead of gas produced from the WI Properties and the revenue stream received by WPC from its 35 percent net profits interest in the Farmout Properties, less certain taxes and costs.
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
     WPC has informed the Trustee that the Infill Wells reached payout in the aggregate during the third quarter. The Trust will begin to receive its 20 percent interest in WPC’s Infill Net Proceeds in the fourth quarter distribution from WPC. The complete definition of Infill Net

Proceeds is set forth in the Conveyance.
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
     Some Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in a street name, referred to herein collectively as “middlemen”). Therefore, the Trustee considers the Trust to be a widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. U.S. Trust Bank of America Private Wealth Management 901 Main Street, 17th Floor, Dallas, Texas 75202, telephone number (214) 209-2400, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the Treasury Regulations with respect to such Trust Units, including the issuance of IRS Form 1099 and certain written tax statements. Unitholders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.
     Each Unitholder should consult his tax advisor regarding Trust tax compliance matters.
4. RELATED PARTY TRANSACTIONS
     Williams provides accounting, bookkeeping and informational services to the Trust in accordance with an Administrative Services Agreement effective December 1, 1992. The fee is $50,000 per quarter, escalating 3 percent each October 1 commencing October 1, 1993. For the three and nine month periods ended September 30, 2008, the Trust paid $77,898 and $233,695, respectively, as compared to $75,629 and $226,888 for the comparable period in 2007. Substantially all production from the WI Properties is sold to a Williams’ subsidiary. Additionally, all royalty income is received from Williams.
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

6. SUBSEQUENT EVENTS
     Subsequent to September 30, 2008, the Trust declared the following distribution:

Quarterly
Record	Payment	Distribution
Date	Date	per Unit

November 14, 2008	November 28, 2008	$.755888
     The distribution per unit was $.755888 attributable to the third quarter of 2008 (payable in the fourth quarter of 2008) as compared to $.349784 attributable to the second quarter of 2008 (paid in the third quarter of 2008). The increase in distributions is mainly the result of the retroactive adjustment described in Note 7 and the impact of the Infill Well payout.
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
     Under the pricing mechanism of the Gas Purchase Contract, when the market price is less than $1.70 per MMBtu (the “Minimum Purchase Price”), the Trust will be paid the Minimum Purchase Price for the gas and an account (the “Price Credit Account”) will be maintained to identify the accrued and unrecouped amount of payments made to the Trust in excess of the market price. Any amounts in the Price Credit Account are subject to future recoupment when the market price exceeds the Minimum Purchase Price. As of September 30, 2008, there were no remaining unrecouped price credits in the Price Credit Account. To the extent there may in the future be a balance in the Price Credit Account, the entitlement to recoup price credits means that, if and when the index price is above the Minimum Purchase Price, future royalty income paid to the Trust would be reduced until such time as such Price Credit Account is once again reduced to zero. Corresponding cash distributions to Unitholders would also be reduced.
     While the terms of the Gas Purchase Agreement pricing mechanism remain in place and no balance exists in the Price Credit Account, when the market price for natural gas exceeds $1.94 per MMBtu, the Trust receives only 50 percent of the excess of the market price over the $1.94 price per MMBtu before reduction for gathering, processing and certain other costs. For production months in the first nine months of 2008, the index price remained above the Minimum Purchase Price.

     WPC has notified the Trust that certain royalty matters are currently being litigated by a federal regulatory agency and another producer. Although neither WPC nor the Trust is a party to the litigation, the final outcome of that case might lead to a future unfavorable impact on the Trust’s royalty income and distributions.
     The majority of production attributable to the Trust is within Federal Units. Unit participating areas are formed by pooling production from the participating area. Entitlement to the pooled production is based on each party’s acreage in the participating area divided by the total participating acreage. Wells drilled outside the participating area may create an enlargement to the participating area and a revision of the Unit ownership entitlement. The Bureau of Land Management (“BLM”) must approve Unit participating area expansions. The effective date for Unit expansions is retroactive to the date the well creating the expansion was tested. WPC informed the Trustee in 2007 that it estimated the impact of various retroactive unit expansions to the Trust and paid the Trust an adjusted amount, based on the estimate, in the third quarter of 2007. This adjustment was the result of numerous expansions coming from the BLM that impacted the Trust’s royalty income. These expansions are retroactive to production periods beginning in 1994. WPC had previously informed the Trustee that it was researching the manner in which capital costs impacted the expansion computations. WPC has now informed the Trustee that it has completed its research related to past capital costs incurred pertaining to wells included in this and previous unit expansions and consistent with past application concluded that capital costs should not be considered as a reduction in computing the net proceeds due the Trust. WPC has finalized the accounting for these expansions which resulted in an additional $3.4 million owed to the Trust which is included in WPC’s fourth quarter distribution to the Trust described in Note 6.
     The royalty income presented in the accompanying statements of distributable income is on an entitlement basis and reflects WPC’s estimated impact of the most recent BLM participating area approvals through September 30, 2008.
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
     Distributable income of the Trust generally consists of the excess of royalty income plus interest income over the general and administrative expenses of the Trust. Upon receipt by the Trust, royalty income is invested in short-term investments in accordance with the Trust Agreement until its subsequent distribution to Unitholders. Currently, funds are invested in Bank of America money market accounts which are backed by the good faith of Bank of America, N.A., but are not insured by the Federal Deposit Insurance Corporation (“FDIC”). The Trust does not lend money and has limited ability to borrow money, which the Trustee believes limits the Trust’s risk from the current tightening of credit markets. The Trust’s future royalty income, however, may be subject to risks relating to the creditworthiness of the operators of the Underlying Properties and WPX Gas Resources and other purchasers of the natural gas produced from the Underlying Properties, as well as risks associated with fluctuations in the price of natural gas. Additional risks are described in “Item 1A — Risk Factors” of the 2007 Annual Report.
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
Three Months and Nine Months Ended September 30, 2008 Compared to Three Months and Nine Months Ended September 30, 2007
     For the quarter ended September 30, 2008, royalty income received by the Trust amounted to $3,629,317 as compared to $2,770,217 received for the same quarter in 2007. The increase in royalty income is primarily due to higher natural gas prices partially offset by lower production. Production volumes are affected by changes in sales prices for natural gas produced and costs that are deducted in calculating the NPI Net Proceeds. Production related to the royalty income received by the Trust in the third quarter of 2008 was 911,187 MMBtu as compared to 1,098,445 MMBtu for the same quarter in 2007.
     Royalty income for the nine months ended September 30, 2008 was $7,775,852 as compared to $7,493,850 for the same period in 2007. Production related to the royalty income received by the Trust for the nine months ended September 30, 2008 was 2,444,287 MMBtu as compared to 2,910,023 MMBtu for the nine months ended September 30, 2007. The increase in royalty income is attributed to higher prices compared to the previous year partially offset by a decrease in production volumes.
     Interest income for the three month period ended September 30, 2008 was lower due to lower interest rates compared to the same period in 2007. Interest income for the nine month period was lower than the same period for 2007 due to lower interest rates. General and administrative expenses for the three month period ended September 30, 2008 decreased by $13,000 compared to the same period in 2007 due to decreased Unitholder reporting expense. General and administrative expenses for the nine month period ended September 30, 2008 decreased by $82,000 compared to the same period in 2007 due to decreased Unitholder reporting expense.

     Distributable income for the quarter ended September 30, 2008 was $3,479,598 or $.36 per Unit compared to $2,612,677 or $.27 per Unit for the same quarter in 2007. This increase was the result of the higher natural gas prices previously described. A distribution of $.755888 per Unit will be made on November 28, 2008 to Unitholders of record on November 14, 2008. Distributable income for the nine months ended September 30, 2008 was $7,085,127 or $.73 per Unit as compared to $6,739,261 or $0.69 per Unit for the same period in 2007. This increase was the result of higher natural gas prices in 2008 as previously described.
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
     Royalty income received by the Trust in a given calendar quarter will generally reflect the sum of (i) proceeds from the sale of gas produced from the WI Properties during the preceding calendar quarter, plus (ii) cash received by WPC with respect to the Farmout Properties either (a) during the preceding calendar quarter or (b) if received in sufficient time to be paid to the Trust, in the month immediately following such calendar quarter. Accordingly, the royalty income included in distributable income for the quarter ended September 30, 2008, was based on production volumes and natural gas prices for the period April 2008 through June 2008, as shown in the table below. Due to delays associated with the receipt of income related to the Farmout Properties, the Trust’s royalty income for the third quarter of 2008 reflects estimated production volumes from the Farmout Properties for the months of March 2008 through May 2008, as shown in the table below. The net production volumes included in the table below are for production attributable to net profits of the Underlying Properties, and not for production attributable to the Trust’s Royalty Interests. Prices since September 30, 2008 have dropped significantly and will affect the future distributions of the Trust. In turn, lower prices will affect the future reserves of the Trust.

	Three Months	Three Months
	Ended	Ended
	June 30, 2008	June 30, 2007

Production (MMBtu) (1)
WI Properties	1,248,685 (2)	1,527,012 (3)
Farmout Properties	269,960	303,730

Blanco Hub Spot Price ($/MMBtu) (4)	$9.19	$6.47

Net Wellhead Price WI Properties ($/MMBtu)	$4.08	$2.80

(1)	Million British Thermal Units.

(2)	Includes unfavorable retroactive adjustments of 48,788 MMBtu.

(3)	Includes favorable retroactive adjustments of 37,287 MMBtu.

(4)	Weighted average of estimates for the months included in the period presented.
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

     For the nine months ended September 30, 2008, which is based on production volumes and natural gas prices for the nine months ended June 30, 2008, the Blanco Hub Spot Price was above $2.00 per MMBtu, and therefore the applicable index price under the Gas Purchase Contract, which is equal to 97% of the Blanco Hub Spot Price, was above $1.94 per MMBtu through such period. In general, under the Gas Purchase Contract, the Trust only receives the benefit of 50 percent of any amount by which the applicable index price exceeds $1.94 per MMBtu. Consequently, pursuant to the terms of the Gas Purchase Contract, WPX Gas Resources paid WPC an amount for gas purchased equal to $1.94 per MMBtu, less the costs paid by WPX Gas Resources to gather and process such gas and deliver it to specified delivery points plus 50 percent of the excess of the applicable index price over $1.94 per MMBtu. The Blanco Hub Spot Price remained above $2.00 per MMBtu in October 2008.
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

     Upon receipt by the Trust, royalty income is invested in short-term investments in accordance with the Trust Agreement until its subsequent distribution to Unitholders. Currently, funds are invested in Bank of America money market accounts which are backed by the good faith of Bank of America, N.A., but are not insured by the FDIC. The Trust does not lend money and has limited ability to borrow money, which the Trustee believes limits the Trust’s risk from the current tightening of credit markets. The Trust’s future royalty income, however, may be subject to risks relating to the creditworthiness of the operators of the Underling Properties and WPX Gas Resources and other purchasers of the natural gas produced from the Underlying Properties, as well as risks associated with fluctuations in the price of natural gas. Additional risks are described in “Item 1A — Risk Factors” of the 2007 Annual Report.
     The market prices of the Units are determined by the buyers and sellers on the New York Stock Exchange. The Trust does not make market on any Units and is not in any position to advise any Unitholder on any market position. Unitholders should be aware that any position of the market concerning the Units is beyond the Trust’s control and on any given day, various market conditions will affect the market of the Units.
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

PART II — OTHER INFORMATION
Items 1 through 5.
     Not applicable.
Item 6. Exhibits.
     The exhibits listed below are filed as part of this report:

EXHIBIT
NUMBER	EXHIBIT

15.1 —	Letter regarding unaudited interim financial information dated November 5, 2008, from the independent Registered Public Accounting Firm which acknowledges awareness of the use in registration statement of a report on unaudited interim financial information.

31.1 —	Certification by Ron E. Hooper, Senior Vice President and Administrator of Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated November 7, 2008, and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certificate by Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated November 7, 2008, and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS COAL SEAM GAS ROYALTY TRUST By: BANK OF AMERICA, N.A., Trustee
By:	/s/ RON E. HOOPER
Ron E. Hooper
Senior Vice President and Administrator
(The Trust has no directors or executive officers.)
Date: November 7, 2008

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT

15.1 —	Letter regarding unaudited interim financial information dated November 5, 2008, from the independent Registered Public Accounting Firm which acknowledges awareness of the use in registration statement of a report on unaudited interim financial information.

31.1 —	Certification by Ron E. Hooper, Senior Vice President and Administrator of Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated November 7, 2008, and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certificate by Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated November 7, 2008, and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).