Form 10-K
period 2008-12-31
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 2009-03-13
CIK 895007

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 1-11608

WILLIAMS COAL SEAM GAS ROYALTY TRUST
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	75-6437433 (I.R.S. employer identification number)

Trust Division U.S. Trust, Bank of America Private Wealth Management 901 Main Street, 17th Floor Dallas, Texas (Address of principal executive offices)	75202 (Zip Code)
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
               Yes ☐   No ☑
          The aggregate market value of the registrant’s units of beneficial interest outstanding (based on the closing sale price on the New York Stock Exchange on June 30, 2008, held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $97,037,621.
          At March 1, 2009, there were 9,700,000 units of beneficial interest outstanding.
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
          “December 31, 2008 Reserve Report” means the Reserve Report, dated February 5, 2009, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of December 31, 2008, prepared by Miller and Lents, Ltd., independent petroleum engineers, a copy of which is filed as an exhibit to this Form 10-K.
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
          “Trustee” means Bank of America, N.A. (as successor to NationsBank, N.A.), in its capacity as a trustee of the Trust. In 2007 the Bank of America private wealth management group officially became known as “U.S. Trust, Bank of America Private Wealth Management.” The legal entity that serves as Trustee of the Trust did not change, and references in this Form 10-K to U.S. Trust, Bank of America Private Wealth Management shall describe the legal entity Bank of America, N.A.
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
Creation and Organization of the Trust
          The Trust was formed effective as of December 1, 1992 under Delaware law pursuant to the terms of the Trust Agreement to acquire and hold certain net profits interests (the “Royalty Interests”) in proved natural gas properties located in the San Juan Basin of New Mexico and Colorado (the “Underlying Properties”). The Royalty Interests were conveyed to the Trust on January 21, 1993, pursuant to the Conveyance, for the benefit of the Unitholders. All of the authorized units of beneficial interest in the Trust (“Units”) were issued to WPC on January 21, 1993. On that date, WPC transferred its Units to its parent, Williams, by dividend. Williams, in turn, sold, by means of a prospectus dated January 13, 1993, 5,200,000 Units on January 21, 1993, and an additional 780,000 Units on February 16, 1993, to the public through various underwriters (the “Public Offering”). In the second quarter of 1993, Williams sold an additional 151,209 Units. During the second quarter of 1995, Williams transferred its Units to Williams Holdings of Delaware, Inc. (“WHD”), a separate holding company for Williams’ non-regulated businesses. Effective July 31, 1999, WHD was merged into Williams, and by operation of the merger, Williams assumed all assets, liabilities and obligations of WHD, including without limitation ownership of WHD’s Units. Effective August 11, 2000, Williams sold its Units to Quatro Finale IV LLC, a Delaware limited liability company (“QFIV”), in a privately-negotiated transaction. Williams retained the voting rights and retained a “call” option on the transferred Units, and QFIV was granted a “put” option on the Units. Through a series of exercises of its call option, Williams reacquired an aggregate of 3,568,791 Units from December 2001 through June 2003. Williams has informed the Trustee that it has subsequently sold 2,779,500 of these Units through March 1, 2009 and owned a remaining 789,291 Units as of such date.
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
          On October 15, 2002 the New Mexico Oil and Gas Commission (NMOCD) revised the field rules for the Basin Fruitland Coal (Gas) Pool to allow optional second (infill) wells on the standard 320-acre spacing unit in certain designated areas of the pool (the non-fairway wells). On July 17, 2003, the NMOCD further modified the field rules for the Basin Fruitland Coal (Gas) Pool to allow these infill wells on the standard 320-acre spacing unit in all areas of the pool. The WI Properties contain 484 infill locations designated as proved locations according to U.S. Securities and Exchange Commission (“SEC”) guidelines. As of December 31, 2008, 436 infill locations are proved developed producing and 48 locations are proved undeveloped.
          WPC has informed the Trustee that the Infill Wells reached payout in the aggregate during 2008. The Trust has received its 20 percent interest in WPC’s Infill Net Proceeds for periods after payout.
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
Termination and Liquidation of the Trust
          The following is a description of the termination and liquidation provisions in the Trust Agreement. Please also see “Item 7-Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8-Financial Statements and Supplementary Data” for information regarding the current status of the termination events as described below.
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
          WPC may, within 60 days following the Termination Date, make a cash offer to purchase all of the Remaining Royalty Interests then held by the Trust. In the event such an offer is made by WPC, the Trustee will decide, based on the recommendation of the Advisor, to either (i) accept such offer (in which case no sale to WPC will be made unless a fairness opinion is given by the Advisor that the purchase price is fair to the Trust and Unitholders) or (ii) defer action on such offer. If the Trustee defers action on WPC’s offer, the offer will be deemed withdrawn and the Trustee will then use Best Efforts (as defined in the Trust Agreement), assisted by the Advisor to obtain alternative offers for the Remaining Royalty Interests. At the end of a 120-day period following the Termination Date, the Trustee is required to notify WPC of the highest of any other offers (net of any commissions or other fees payable by the Trust), acceptable to the Trustee (which must be an all-cash offer), received during such period (the “Highest Acceptable Offer”). WPC then has the exclusive right (whether or not it made an initial offer), but not the obligation, to purchase all Remaining Royalty Interests for a cash purchase price computed as follows: (i) if the Highest Acceptable Offer is more than 105 percent of WPC’s initial offer (or if WPC did not make an initial offer), the purchase price will be 105 percent of the Highest Acceptable Offer, or (ii) if the Highest Acceptable Offer is equal to or less than 105 percent of WPC’s initial offer, the purchase price will be equal to the Highest Acceptable Offer. If no other acceptable offers are received for all Remaining Royalty Interests, the Trustee may request WPC to submit another offer for consideration by the Trustee and may accept or reject such offer. Acceptance of an offer by the Trustee shall be conditioned upon the opinion of the Advisor of the fairness of the offer.
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
DESCRIPTION OF UNITS
          Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 1, 2009, there were 9,700,000 Units outstanding. The Trust may not issue additional Units.
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

Classification and Taxation of the Trust	The Trust is a grantor trust for Federal tax purposes and not an association taxable as a corporation. As a grantor trust, the Trust is not subject to Federal income tax. There can be no assurance that the IRS will not challenge this treatment. The tax treatment of the Trust and Unitholders would be materially different if the IRS were to successfully challenge this treatment.

Taxation of Unitholders	Each Unitholder is taxed directly on his proportionate share of income, deductions and credits of the Trust attributable to the Royalty Interests consistent with such Unitholder’s taxable year and method of accounting, and without regard to the taxable year or method of accounting employed by the Trust.

Income and Deductions	The income of the Trust consists primarily of a specified share of the proceeds from the sale of coal seam gas produced from the Underlying Properties. During 2008, the Trust earned interest income on funds held for distribution and made adjustments to the cash reserve maintained for the payment of contingent or future obligations of the Trust. The deductions of the Trust consist of severance taxes and administrative expenses. In addition, each Unitholder is entitled to depletion deductions. See “Unitholder’s Depletion Allowance” below.

Individuals may deduct “miscellaneous” itemized deductions (including, in general, investment expenses) only to the extent that such expenses exceed 2 percent of the individual’s adjusted gross income. Although there are exceptions to the 2 percent limitation, authority suggests that no exceptions apply to expenses passed through from a grantor trust, like the Trust.

Unitholder’s Depletion Allowance	Each Unitholder is entitled to amortize the cost of the Units through cost depletion over the life of the NPI or if greater, through percentage depletion equal to 15 percent of gross income. Unlike cost depletion, percentage depletion is not limited to a Unitholder’s depletable tax basis in the Units. Rather, a Unitholder is entitled to a percentage depletion deduction as long as the applicable Underlying Properties generate gross income. If any portion of the NPI is treated as a production payment or is not treated as an economic interest, however, a Unitholder will not be entitled to depletion in respect of such portion.

Depletion Recapture	If a taxpayer disposes of any “section 1254 property” (certain oil, gas, geothermal or other mineral property), and if the adjusted basis of such property includes adjustments for deductions for depletion under Section 611 of the IRC (discussed above), the taxpayer generally must recapture the amount deducted for depletion as ordinary income (to the extent of gain realized on the disposition of the property). This depletion recapture rule applies to any disposition of property that was placed in service by the taxpayer after December 31, 1986. Detailed rules set forth in Sections 1.1254-1 through 1.1254-6 of the United States Treasury Regulations govern dispositions of property after March 13, 1995. The IRS will likely take the position that a Unitholder who purchases a Unit subsequent to December 31, 1986, must recapture depletion upon the disposition of that Unit.

Non-Passive Activity Income, Credits and Loss	The income, credits and expenses of the Trust are not taken into account in computing the passive activity losses and income under Section 469 of the IRC for a Unitholder who acquires and holds Units as an investment and did not acquire them in the ordinary course of a trade or business.

Unitholder Reporting Information	The Trustee furnishes to Unitholders tax information concerning royalty income, depletion and other relevant tax matters on an annual basis. Year-end tax information is furnished to Unitholders no later than March 15 of the following year. See the second paragraph under “Description of Units—Periodic Reports to Unitholders.”

WHFIT Reporting Requirements	Some Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name, referred to herein collectively as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. U.S. Trust, Bank of America Private Wealth Management, 901 Main Street, 17th Floor, Dallas, Texas 75202, telephone number (214) 209-2400, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHIFT. Tax information is also posted by the Trustee at www.wtu-williamscoalseamgastrust.com. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust Units, including the issuance of IRS Form 1099 and certain written tax statements. Unitholders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.
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
          Demand for natural gas has increased over the past several years. This increase was in response to stronger domestic economic conditions, relatively higher prices for alternative energy sources such as crude oil, and other factors. However, in the recent short term, decreased demand for natural gas production in the United States has generally resulted in lower natural gas prices. The existence or effect of any shortages or excesses of natural gas production capacity as may exist in the future cannot be predicted with certainty. See “Item 2—Properties—The Royalty Interests—Historical Gas Sales Prices and Production.”
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
          When natural gas prices decline, the Trust is affected. First, net income from the Royalty Interests is reduced. Second, exploration and development activity on the Underlying Properties may decline as some projects may become uneconomic and are either delayed or eliminated. It is impossible to predict future natural gas price movements, and this reduces the predictability of future cash distributions to Unitholders. Approximately 90 percent of the natural gas produced from the WI Properties, which generates most of the natural gas produced burdened by the Trust’s Royalty Interests, is currently being sold pursuant to the Gas Purchase Contract entered into at the inception of the Trust whereby a subsidiary of Williams purchases the gas in accordance with a contractual pricing mechanism. At present, this contract is year-to-year and may be terminated at the end of any calendar year upon notice, and could be terminated as soon as December 31, 2009. Under this agreement, the adverse impact on Trust revenues and, therefore, cash available for distribution to Unitholders, that would otherwise result from low natural gas prices is somewhat mitigated. However, the gas purchase agreement may significantly reduce Trust revenues and, therefore, cash available for distribution to Unitholders, that would otherwise result from high natural gas prices. There is no assurance that the gas purchase contract will remain in effect after December 31, 2009. If it is terminated, revenues of the Trust and, therefore, cash available for distribution to Unitholders, will become increasingly susceptible to fluctuations resulting from changes in prevailing natural gas prices. Additionally, as discussed in “Item 7 — Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 — Financial Statements and Supplementary Data”, lower gas prices can adversely impact the Trust’s reserve estimate which could trigger a termination event under the provisions of the Trust Agreement.
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
Trust reserve estimates depend on many assumptions that may prove to be inaccurate, which could cause both estimated reserves and estimated future net revenues to be too high, leading to write-downs of estimated reserves, which could also impact the Trust’s termination evaluations.

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
The assets of the Trust are depleting assets and, if the other operators developing the Underlying Properties do not perform additional development projects, the assets may deplete faster than expected. Eventually, the assets of the Trust will cease to produce in commercial quantities and the Trust will cease to receive proceeds from such assets. At such time the Trust will terminate. In addition, a reduction in depletion tax benefits may reduce the market value of the Units.
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
          Because the net proceeds payable to the Trust are derived from the sale of depleting assets, the portion of distributions to Unitholders attributable to depletion may be considered a return of capital as opposed to a return on investment. Distributions that are a return of capital will ultimately diminish the depletion tax benefits available to the Unitholders, which could reduce the market value of the Units over time. Eventually, the Underlying Properties will cease to produce in commercial quantities and the Trust will, therefore, cease to receive any distributions of net proceeds therefrom. At such time the Trust will terminate in accordance with the provisions of the Trust Agreement as previously described in “Item 1 — Business — Termination and Liquidation of the Trust.”
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
          With respect to (iv) above, the net present value of the estimated future net revenues computed as described above, using an average price of $7.21 by the independent petroleum engineers as of December 31, 2008 was approximately $65 million. While the results of this computation will not trigger an early termination of the Trust as of December 31, 2008, future computations are subject to the numerous uncertainties in estimating the future net revenues as described in “Item 1A—Risk Factors.” The negative commodity price outlook for 2009 has to date negatively impacted actual index prices used in the Trust’s termination calculation, which could impact the December 31, 2009 termination evaluation and trigger termination of the Trust in accordance with the provisions of the Trust Agreement. Trust reserve estimates depend on many assumptions that may prove to be inaccurate, which could cause both estimated reserves and estimated future net revenues to be too high, leading to write-downs of estimated reserves, including changes in pricing, costs and production volumes. As a result, the ability of the Trust’s reserves to exceed the threshold in the future is uncertain.
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
Funds held by the Trustee are not insured by the Federal Deposit Insurance Corporation, and future royalty income may be subject to risks relating to the creditworthiness of third parties.
          Currently, funds are invested in Bank of America money market accounts which are backed by the good faith of Bank of America, N.A., but are not insured by the Federal Deposit Insurance Corporation (“FDIC”). The Trust does not lend money and has limited ability to borrow money, which the Trustee believes limits the Trust’s risk from the current tightening of credit markets. The Trust’s future royalty income, however, may be subject to risks relating to the creditworthiness of the operators of the Underlying Properties and WPX Gas Resources and other purchases of the natural gas produced from the Underlying Properties, as well as risks associated with fluctuations in the price of natural gas.
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
Item 1B. Unresolved Staff Comments.
          The Trust has not received any written comments from the SEC staff regarding its periodic or current reports under the Act within the 180 days preceding December 31, 2008.
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
          Development of the Fruitland coal formation acreage has resulted in the drilling of 1,116 gross coal seam gas wells in the Underlying Properties, 21 of which are producing in the Farmout Properties. WPC owns mineral rights in the Fruitland coal formation under 214 oil and gas leases. Under the terms of these leases, WPC has the right to extract oil and gas from the lease properties. WPC holds either a record title interest, operating right interest or net profits interest in the leases. Record title and operating right interests are commonly referred to as working interests. WPC does not operate any of the coal seam gas wells on the Underlying Properties.
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
          The following table reflects certain information from the Reserve Report as of December 31, 2008 prepared by Miller and Lents, Ltd. dated February 5, 2009 (the “December 31, 2008 Reserve Report”) regarding the Federal Units in which the WI Properties participate. At December 31, 2008, the WI Properties covered 1,075 gross (114.08 net) coal seam gas wells with working interests ranging from 0.8334 percent to 75 percent, with an average working interest of approximately 10.61 percent. The Royalty Interests participate in each Federal Unit and participating area in which the WI Properties participate based on the acreage containing wells with proved reserves on December 31, 2008.

		Underlying Properties
			Estimated
			Discounted
			Future Net
		Net Proved	Revenues
		Reserves	(Discounted
Federal Unit	Federal Unit Operator	(Bcf)	at 10%)
			(In Thousands)
San Juan 30-5	Conoco Phillips Petroleum Company	10.46	13,323.20
San Juan 32-7	Conoco Phillips Petroleum Company	11.81	20,709.93
San Juan 32-8	Conoco Phillips Petroleum Company	10.95	18,552.94
San Juan 30-6	Burlington Resources	5.92	8,708.89
San Juan 31-6	Conoco Phillips Petroleum Company	3.07	3,680.00
San Juan 29-6	Conoco Phillips Petroleum Company	7.09	7,279.73
San Juan 29-7	Burlington Resources	2.02	3,096.48
San Juan 32-9	Burlington Resources	1.91	2,973.27
Northeast Blanco	Devon Energy	1.31	1,783.67
Huerfano	Burlington Resources	1.03	1,271.81
San Juan 29-5	Conoco Phillips Petroleum Company	.44	522.27
San Juan 28-6	Burlington Resources	.13	138.94
          Well Count and Acreage Summary. The following table shows as of December 31, 2008, 2007, and 2006, the gross and net wells and acreage by proved producing and nonproducing categories for the WI Properties.

	Number of
	Wells		Acres
December 31,	Gross	Net	Gross	Net

2008
Producing	1,070	113.6	150,988	20,681
Nonproducing	5	0.5	0	0

Total	1,075	114.1	150,988	20,681

2007
Producing	1,086	118.7	150,988	20,681
Nonproducing	12	1.0	0	0

Total	1,098	119.7	150,988	20,681

2006
Producing	1,069	115.3	150,988	20,681
Nonproducing	4	0.3	0	0

Total	1,073	115.6	150,988	20,681

          Of the total gross wells described above at December 31, 2008, 1,054 gross wells are located in unitized areas. In addition to the above, the Farmout Properties have 21 gross wells.
          Properties Outside Unitized Areas. The WI Properties also include interests held by WPC in 40 proved developed Fruitland formation coal seam gas wells held in areas outside of Federal Units that are reflected in the foregoing table. As of December 31, 2008, WPC’s working interest and net revenue interests in these wells averaged 8.60 percent and 7.03 percent, respectively.
          The Farmout Properties consist of a 35 percent net profits interest on a property farmed out to BP in La Plata County, Colorado. Such properties are not within any Federal Unit boundary. The Farmout Properties are owned, and most of the wells thereon are operated, by BP. Neither Williams, WPC, the Delaware Trustee, the Trustee nor the Unitholders are able to influence or control the operation or future development of the Farmout

Properties. WPC has advised the Trustee that it believes that a majority of the production from the Farmout Properties is sold by BP under short-term marketing arrangements at spot market prices. No assurance can be given, however, that BP will not in the future subject production from the Farmout Properties to long-term sales contracts at non-market responsive prices. A portion of the production from the Farmout Properties is gathered by WFS pursuant to a gathering contract at rates and subject to other terms that were negotiated on an arms-length basis. As of December 31, 2008, 21 gross wells had been drilled on the Farmout Properties. For a further description of the Farmout Properties, see “— The NPI.”
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
          Most of the wells reflected in the December 31, 2008 Reserve Report were drilled prior to 1994. Significant additional capital expenditures were not incurred during the early years of the production lives of such wells, and it is not anticipated that further significant capital expenditures will be incurred. Consequently, the December 31, 2008 Reserve Report was prepared on the basis that there will be no capital expenditures borne by the Royalty Interests for non-infill wells. Nevertheless, the operators and working interest owners of the wells could elect at any time to implement measures to increase the producible reserves. These measures, if implemented, could involve additional compression or enhanced or secondary recovery operations requiring substantial capital expenditures that would be proportionately borne by the Royalty Interests.
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
Reserve Report
          The following table summarizes net proved reserves estimated as of December 31, 2008, and certain related information for the Royalty Interests and Underlying Properties from the December 31, 2008 Reserve Report prepared by Miller and Lents, Ltd., independent petroleum engineers. A summary of the December 31, 2008 Reserve Report is filed as an exhibit to this Form 10-K and incorporated herein by reference. See Note 9 to “Item 8—Financial Statements and Supplementary Data—Notes to Financial Statements” for additional information regarding the net proved reserves of the Trust.
          A net profits interest does not entitle the Trust to a specific quantity of gas but to a portion of the net proceeds derived therefrom. Ordinarily, and in the case of the Farmout Properties, proved reserves attributable to a net profits interest are calculated by deducting an amount of gas sufficient, if sold at the prices used in preparing the reserve estimates for such net profits interest, to pay the future estimated costs and expenses deducted in the calculation of the net proceeds of such interest. Because WPC has agreed to pay certain operating and capital costs with respect to the WI Properties, no amount of gas in respect of such costs has been deducted from the amount of reserves attributable to the WI Properties in determining the amount of reserves attributable to the Royalty Interests. The December 31, 2008 Reserve Report was prepared in accordance with criteria established by the SEC and, accordingly, is based upon a contractual price to the Trust for gas for December 2008, of $3.620 per MMBtu before transportation charges through 2012. The December 31, 2008 Reserve Report is also based on the percentage share of NPI Net Proceeds payable to the Trust continuing at 60 percent for the remaining life of the reserves. Beginning in year 2013, after which the contract will no longer be in effect, the gas price to the former Trust interest is $5.240 per MMBtu, based on December 31, 2008 Blanco Hub Index Price. Gathering and transportation charges, taxes, treating, and other costs payable prior to the delivery points were deducted from the index price in order to determine the wellhead price used in this evaluation. These prices and deductions were held constant.

	Royalty	Underlying
	Interests	Properties
Net Proved Gas Reserves (Mmcf)(a)(b)	12,721	62,294
Estimated Future Net Revenues (in millions)(c)	28,405	71,122
Discounted Estimated Future Net Revenues (in millions)(c)	19,065	48,720

(a)	Although the prices utilized in preparing the estimates in this table are in accordance with criteria established by the SEC, such prices were influenced by seasonal demand for natural gas and other factors and may not be the most representative prices for estimating future net revenues or related reserve data.

(b)	The gas reserves were estimated by Miller and Lents, Ltd. by applying decline curve analyses utilizing type curves for the various areas in the Basin. The bases for the consideration of type curves are the production histories, the water and gas production rates and the initial reservoir pressures of the wells in the separate areas.

(c)	Estimated future net revenues are defined as the total revenues attributable to the Underlying Properties and Royalty Interests less applicable royalties, severance and ad valorem taxes, operating costs and future capital expenditures. Overhead costs (beyond the standard overhead charges for the nonoperated properties) have not been included, nor have the effects of depreciation, depletion and Federal income tax. Estimated future net revenues and discounted estimated future net revenues are not intended and should not be interpreted as representing the fair market value for the estimated reserves.

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
Historical Gas Sales Prices and Production
          The following table sets forth the actual net production volumes attributed from the WI Properties, weighted average lifting costs and information regarding historical gas sales prices for each of the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
Production from the WI Properties (MMcf) (1)	5,811	5,529	6,047
Weighted average lifting costs (dollars per Mcf)	$1.16	$0.75	$0.70
Weighted average sales price to the Trust of gas produced from the WI Properties (dollars per Mcf)	$4.96	$3.42	$3.17
Average Blanco Hub Spot Price (dollars per MMBtu)	$7.21	$5.97	$5.88
          (1) Production from the WI Properties is exclusive of volumes realized from unit expansion adjustments as described in Note 6 to “Item 8—Financial Statements and Supplementary Data—Notes to Financial Statements.”
          The published Blanco Hub Spot Price for December 2008 was $5.24 per MMBtu and the contractual price to the Trust was $3.62 per MMBtu as previously discussed. Information regarding average wellhead sales prices for production from the Farmout Properties is not available to WPC, although WPC has advised the Trustee that it believes production from such properties is currently sold by BP under short-term marketing arrangements at spot market prices. While Williams may, from time to time, enter into hedge instruments to manage their price risk associated with natural gas production from the Underlying Properties, the effects of any such hedge instruments are not used in the determination of the Trust’s royalty income attributable from the net profits interest in the Underlying Properties. The Trust does not engage in any hedging activities to manage its price risk associated with natural gas production from the Underlying Properties. Production attributed to the Farmout Properties (in MMcf) was 1,204, 1,395, and 1,694 in 2008, 2007, and 2006, respectively.
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
Gas Purchase Contract
          Under the terms of the Gas Purchase Contract, WPX Gas Resources (as successor in interest to WGM) purchased the natural gas produced from the WI Properties (except for certain small volumes) at the Wellhead. The Gas Purchase Contract commenced October 1, 1992, and expires on the termination of the Trust. The Gas Purchase Contract provides for a pricing mechanism during an initial 5-year period (“Primary Term”), which expired on December 31, 1997. Following the expiration of the Primary Term, the pricing mechanism continues for one or more consecutive additional one-year terms (each such term a “Contract Year”) unless and until WPX Gas Resources exercises its annual option, exercisable 15 days prior to the end of each Contract Year, to discontinue purchasing gas from WPC under the pricing provision of the Gas Purchase Contract and instead purchase gas at a monthly price equal to the “Index Price” as described hereafter. For each of the Contract Years 2006, 2007 and 2008, WPX Gas Resources did not exercise this option and therefore the pricing mechanism of the Primary Term remained in effect for each of those past years and will continue to remain in effect through at least December 31, 2009. Under this mechanism, the monthly price to be paid by WPX Gas Resources for natural gas purchased pursuant to the Gas Purchase Contract shall be (a) the $1.70 Minimum Purchase Price, less (b) any costs paid by WPX Gas Resources to gather, treat and process the gas and deliver it to specified delivery points and plus (c) under certain circumstances, additional amounts determined as described below:
(i) If the Index Price (as defined below) in any month during any Contract Year, including 2009, is greater than $1.94 per MMBtu, then WPX Gas Resources will pay WPC an amount for gas purchased equal to $1.94 per MMBtu, less the costs paid by WPX Gas Resources to gather and process such gas and deliver it to specified delivery points, plus 50 percent of the excess of the Index Price over $1.94 per MMBtu (the “Price Differential”), provided WPX Gas Resources has no accrued Price Credits (as defined below) in the Price Credit Account (as defined below). If WPX Gas Resources has accrued Price Credits in the Price Credit Account, then WPX Gas Resources will be entitled to reduce the amount in excess of the Minimum Purchase Price (before deducting gathering and processing costs and costs to deliver the gas to specified delivery points) that otherwise would be payable by any accrued and unrecouped Price Credits in the Price Credit Account, and WPX Gas Resources will not be obligated to pay WPC any amounts in excess of the Minimum Purchase Price until such time as all accrued Price Credits have been recouped and a zero balance exists in the Price Credit Account.
(ii) If the Index Price in any month during any Contract Year, including 2009, is greater than the Minimum Purchase Price but less than or equal to $1.94 per MMBtu, then WPX Gas Resources will pay WPC an amount for each MMBtu purchased equal to the Index Price less the costs paid by WPX Gas Resources to gather and process such gas and deliver it to specified delivery points, provided WPX Gas Resources has no accrued Price Credits in the Price Credit Account. If WPX Gas Resources has accrued Price Credits in the Price Credit Account, then WPX Gas Resources will be entitled to reduce the amount in excess of the Minimum Purchase Price (before deducting, gathering and processing costs and costs to deliver to specified delivery points) that otherwise would be payable by any accrued and unrecouped Price Credits in the Price Credit Account, and WPX Gas Resources will not be obligated to pay WPC any amounts in excess of the Minimum Purchase Price until such time as all accrued Price Credits have been recouped and a zero balance exists in the Price Credit Account.
(iii) If the Index Price in any month during any Contract Year, including 2009, is less than the Minimum Purchase Price, then WPX Gas Resources will pay for each MMBtu of gas purchased the Minimum Purchase Price less the costs paid by WPX Gas Resources to gather and process such gas and deliver it at specified delivery points, and WPX Gas Resources will receive a credit (the “Price Credit”) from WPC for each MMBtu of gas purchased by WPX Gas Resources equal to the difference between the Minimum Purchase Price and the Index Price. WPC is required to establish and maintain the Price Credit

Account containing the accrued and unrecouped amount of such Price Credits. No Price Credits were accrued in respect of production purchased by WPX Gas Resources prior to January 1, 1994.
          For the year ended December 31, 2008, which is based on production volumes and natural gas prices for the twelve months ended September 30, 2008, the Index Price exceeded the Minimum Purchase Price for each month during the year. As of December 31, 2008 and 2007, there were no remaining unrecouped Price Credits in the Price Credit Account.
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
          The Gas Gathering Contract, which will be in effect beyond the termination of the Trust, covers approximately 90 percent of the production from the WI Properties and commits WFS on behalf of WPX Gas Resources to gather such production (except production from 19 wells in the San Juan 29-7 unit as described below), at rates starting at $.35 per Mcf (plus a fuel reimbursement estimated to be 6.2 percent to 7.3 percent of gathered volumes on a Btu equivalent basis, and subject to increase if the CO2 content of the gas exceeds 10 percent) and adjusted annually based on average annual price comparisons determined on the basis of the Blanco Hub Spot Price, provided that the gathering rate will be no less than $.35 per Mcf (currently 1.046/Mcf) increased or decreased on the basis of an increase or decrease in a published index measuring the gross domestic product. A significant portion of the gas to be gathered pursuant to the Gas Gathering Contract must first be gathered from the Wellhead to a Federal Unit central delivery point by TEPPCO Partners, L.P. (“TEPPCO”). WPX Gas Resources has been assigned a one-year gathering contract (with a monthly evergreen provision) whereby TEPPCO provides interruptible gathering service at the price of $.44 per Mcf, which escalates annually at $0.015 per year, plus actual fuel used (historically averaging approximately 7 percent). It is anticipated that WPX Gas Resources will be able to extend the term of this agreement.
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
          The MMS generally audits royalty payments within a 6-year period. Although WPC calculates royalty payments in accordance with its interpretation of the then applicable MMS regulations, WPC does not know whether the royalty payments made to the U.S. Government are totally in conformity with MMS standards until the payments are audited. If an MMS audit, or any other audit by a Federal or state agency, results in additional royalty charges, together with interest, relating to production since October 1, 1992, in respect of the Underlying Properties, such charges and interest will be deducted in calculating NPI Net Proceeds for the quarter in which the charges are billed and in each quarter thereafter until the full amount of the additional royalty charges and interest have been recovered. The Trust’s 2007 distributions were impacted negatively by a settlement with the MMS as discussed in Note 6 to “Item 8—Financial Statements and Supplementary Data—Notes to Financial Statements.” This settlement related to production periods through 2006.
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
          On October 15, 2002 the New Mexico Oil and Gas Commission (NMOCD) revised the field rules for the Basin Fruitland Coal (Gas) Pool to allow an optional second (infill) well on the standard 320-acre spacing unit in certain designated areas of the pool (the non-fairway wells). On July 17, 2003 the NMOCD further modified the field rules for the Basin Fruitland Coal (Gas) Pool to allow these infill wells on the standard 320-acre spacing unit in all areas of the pool. The WI Properties contain 484 infill locations designated as proved locations according to SEC guidelines. As of December 31, 2008, 436 infill locations are proved developed producing and 48 locations are proved undeveloped.
          The Infill Wells reached payout in the aggregate during 2008. The Trust has received its 20 percent interest in WPC’s Infill Net Proceeds for periods after payout.
          The complete definition of Infill Net Proceeds is set forth in the Conveyance.
Royalty Trust Reserves
          The reserves for the Royalty Trust were determined by Miller and Lents, Ltd in accordance with SEC guidelines. As of December 31, 2008, total proved reserves were 12,721 MMcf, consisting of 12,625 MMcf proved developed producing and 96 MMcf proved undeveloped.
          As of December 31, 2008 total proved reserves for the 320-acre spaced wells in the Working Interest Properties were 7,952 MMcf comprised entirely of proved developed producing reserves.
          As of December 31, 2008 total proved reserves for the infill wells in the Working Interest Properties were 1,218 MMcf, consisting of reserves of 1,122 MMcf proved developed producing and 96 MMcf proved undeveloped.

          As of December 31, 2008, total proved reserves for the Farmout Properties were 3,551 MMcf, all of these reserves are proved developed producing.
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

	Sales Price		Distributions
	High	Low	per Unit
2008
First Quarter	$10.20	$8.45	$.179608
Second Quarter	$11.10	$9.39	$.187237
Third Quarter	$11.25	$8.73	$.349784
Fourth Quarter	$10.00	$6.00	$.755888

2007
First Quarter	$12.96	$10.21	$.208780
Second Quarter	$11.80	$10.07	$.216611
Third Quarter	$11.00	$8.70	$.260930
Fourth Quarter	$10.81	$8.33	$.194669
          At March 1, 2009, there were 9,700,000 Units outstanding and approximately 338 Unitholders of record. The Trust does not maintain any equity compensation plans. The Trust did not sell nor did it repurchase any Units during the period covered by this report. The fourth quarter 2008 distribution includes the impact of the unit expansion adjustment described in Note 6 to “Item 8—Financial Statements and Supplementary Data—Notes to Financial Statements.”
Item 6. Selected Financial Data.

	Year Ended December 31,
	2008	2007	2006	2005	2004
Royalty Income	$15,151,993	$9,496,151	$13,945,315	$14,497,187	$15,375,469
Distributable Income	$14,290,691	$8,547,300	$13,032,064	$13,565,620	$14,640,743
Distributable Income per Unit	$1.47	$0.88	$1.34	$1.40	$1.51
Distributions per Unit	$1.47	$0.88	$1.34	$1.41	$1.50
Total Assets at Year End	$5,623,413	$6,944,963	$8,372,798	$10,138,644	$12,317,821
Total Corpus at Year End	$5,592,220	$6,877,977	$8,316,439	$10,091,169	$12,285,070
Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.
Critical Accounting Policies and Estimates
          The financial statements of the Trust are prepared on a modified cash basis and are not intended to present financial position and results of operations in conformity with United States Generally Accepted Accounting Principles (“GAAP”). Preparation of the Trust’s financial statements on such basis includes the following:
•	Revenues are recognized in the period in which amounts are received by the Trust. General and administrative expenses are recognized on an accrual basis.

•	Amortization of the Royalty Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

•	Distributions to Unitholders subject to the occurrence of a termination event, are recorded when declared by the Trustee (see Note 5 to “Item 8—Financial Statements and Supplementary Data—Notes to Financial Statements”).

•	Loss contingencies are recognized in the period in which amounts are paid by the Trust.
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
Modernization of Oil & Gas Reporting Requirements
          The SEC has revised its oil and gas reserves reporting requirements effective for fiscal years ending on or after December 31, 2009, with early adoption prohibited. These changes include:
•	Expanding the definition of oil and gas reserves and providing clarification of certain concepts and technologies used in the reserve estimation process.

•	Allowing optional disclosure of probable and possible reserves and permitting optional disclosure of price sensitivity analysis.

•	Modifying prices used to estimate reserves for SEC disclosure purposes to a 12-month average price instead of a single-day, period-end price.

•	Requiring certain additional disclosures around proved undeveloped reserves, internal controls used to ensure objectivity of the estimation process, and qualifications of those preparing and/or auditing the reserves.
          Historically, the reserves calculated based on the SEC’s reporting requirements were also used to calculate amortization of the royalty interest assets, as required by SFAS 69, “Disclosures about Oil and Gas Producing Activities” (SFAS 69). However, the change in the SEC reporting requirements has not yet been adopted by the Financial Accounting Standards Board (“FASB”). The SEC has announced its intent to discuss potential amendments to SFAS 69 with the FASB so that the reserves disclosed remain consistent with the reserves used to calculate depletion on our producing properties. Any such change would impact our future financial results. The SEC has indicated that it may delay the effective date of the revised reporting requirements if the FASB does not make conforming amendments by December 31, 2009.
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
          Royalty income to the Trust is attributable to the sale of depleting assets. All of the Underlying Properties burdened by the Royalty Interests consist of producing properties. Accordingly, the proved reserves attributable to WPC’s interest in the Underlying Properties are expected to decline substantially during the term of the Trust and a portion of each cash distribution made by the Trust will, therefore, be analogous to a return of capital. Accordingly, cash yields attributable to the Units are expected to decline over the term of the Trust Additionally, the recent decline in natural gas prices has further lowered the expectation for 2009 distributions compared to those in 2008.
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
          For 2008, royalty income received by the Trust amounted to $15,151,993 as compared to $9,496,151 and $13,945,315 for 2007 and 2006, respectively. The increase in royalty income in 2008 compared to 2007 was primarily due to an additional $3.5 million distribution received from WPC from the actualization of the unit expansions effecting the underlying properties. The increase was also the result of higher natural gas prices. These events are not expected to recur in 2009. The decrease in royalty income in 2007 compared to 2006 was primarily due to lower natural gas prices and lower natural gas production. Net production related to the royalty income received by the Trust in 2008 was 3,297,752 MMBtu (exclusive of the above described unit expansion adjustment) as compared to 3,730,887 MMBtu and 4,406,089 MMBtu in 2007 and 2006, respectively. The average net natural gas price received for royalty income in 2008 was $3.05 per MMBtu (exclusive of the above described unit expansion adjustment) as compared to $2.24 MMBtu and $2.63 MMBtu in 2007 and 2006, respectively. Interest income for 2008 was $24,390 as compared to $39,842 and $51,533 for 2007 and 2006. The decrease in interest income for 2008 reflects lower interest rates. The decrease in interest income in 2007 compared to 2006 reflects lower interest rates.
          General and administrative expenses for 2008 were $885,692, as compared to $988,693 and $964,784 for 2007 and 2006, respectively. General and administrative expenses in 2008 were lower due to decreased Unitholder reporting costs compared to 2007. General and administrative expenses in 2007 were higher due to increased Unitholder reporting costs compared to 2006.
          Distributable income for 2008 was $14,290,691 or $1.47 per Unit, compared to $8,547,300 or $0.88 per Unit for 2007, and $13,032,064 or $1.34 per Unit, for 2006. The increase in distributable income in 2008 compared to 2007 was primarily due to the actualization of various unit expansions, as discussed further in Note 6 to “Item 8 — Financial Statements and Supplementary Data — Notes to Financial Statements” and due to higher gas prices. The decrease in distributable income in 2007 compared to 2006 was primarily due to lower net production from the Underlying Properties and lower gas prices.
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
          Accordingly, the royalty income included in distributable income for the years ended December 31, 2008, 2007 and 2006, was based on production volumes and natural gas prices for the 12 months ended in September 30, 2008, 2007 and 2006, respectively, as shown in the table below. The production volumes included in the table are for production attributable to the Underlying Properties, and not production attributable to the Royalty Interests owned by the Trust, and are net of the amount of production attributable to WPC’s royalty obligations to third parties, which are determined by contractual arrangement with such parties.

	Twelve Months Ended September 30,
	2008	2007	2006
Production, Net (MMBtu)(1)(2)
WI Properties	5,279,628	5,008,996	5,904,596
Farmout Properties(3)	1,043,121	1,209,149	1,438,886
Average Blanco Hub Spot Price ($/MMBtu)	$7.21	$5.86	$6.92
Average Net Wellhead Price WI Properties ($/MMBtu)(4)	$3.05	$2.24	$2.63

(1)	Million British Thermal Units.

(2)	Production volumes for 2008 presented above are exclusive of 6,845,010 MMBtu net production volumes related to the unit expansion adjustment as described in Note 6 to “Item 8 — Financial Statements and Supplementary Data — Notes to Financial Statements.”

(3)	Includes previously reported estimated amounts for certain months.

(4)	Total Gross Proceeds divided by Entitled W.I. Dry MMBtu for 12 months ending on September 30.
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
Termination and Liquidation of the Trust
     With respect to the Trust termination provisions as outlined in the Trust Agreement, the net present value of the estimated future net revenues computed in accordance with the Trust Agreement, using an average 2008 index price of $7.21, by the independent petroleum engineers as of December 31, 2008 was approximately $65 million. While the results of this computation will not trigger an early termination of the Trust as of December 31, 2008, future computations are subject to the numerous uncertainties in estimating the future net revenues. The negative commodity price outlook for 2009 has to date negatively impacted actual index prices used in the Trust’s termination calculation, which could impact the December 31, 2009 termination evaluation and trigger termination of the Trust in accordance with the provisions of the Trust Agreement. Should the Trust’s computed net present value fall below the $30 million stipulated threshold as of December 31, 2009, the Trust will terminate effective March 1, 2010.
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
     Upon the termination of the Trust, the Trustee will use best efforts (as defined in the Trust Agreement) to sell any remaining Royalty Interests for cash pursuant to the procedures described in the Trust Agreement. The Trustee will retain an investment banking firm (the “Advisor”) on behalf of the Trust who will assist the Trustee in selling the remaining Royalty Interests then owned by the Trust (the “Remaining Royalty Interests”). WPC has the right, but not the obligation’ to make a cash offer to purchase all Remaining Royalty Interests following termination of the Trust as described in the following paragraph.
     WPC may, within 60 days following the Termination Date, make a cash offer to purchase all of the Remaining Royalty Interests then held by the Trust. In the event such an offer is made by WPC, the Trustee will decide, based on the recommendation of the Advisor, to either (i) accept such offer (in which case no sale to WPC will be made unless a fairness opinion is given by the Advisor that the purchase price is fair to the Trust and Unitholders) or (ii) defer action on such offer. If the Trustee defers action on WPC’s offer, the offer will be deemed withdrawn and the Trustee will then use Best Efforts (as defined in the Trust Agreement), assisted by the Advisor to obtain alternative offers for the Remaining Royalty Interests. At the end of a 120-day period following the Termination Date, the Trustee is required to notify WPC of the highest of any other offers (net of any commissions or other fees payable by the Trust), acceptable to the Trustee (which must be an all-cash offer), received during such period (the “Highest Acceptable Offer”). WPC then has the exclusive right (whether or not it made an initial offer), but not the obligation, to purchase all Remaining Royalty Interests for a cash purchase price computed as follows: (i) if the Highest Acceptable Offer is more than 105 percent of WPC’s inital offer (or if WPC did not make an inital offer), the purchase price will be 105 percent of the Highest Acceptable Offer, or (ii) if the Highest Acceptable Offer is equal to or less than 105 percent of WPC’s original offer, the purchase price will be equal to the Highest Acceptable Offer. If no other acceptable offers are received for all Remaining Royalty Interests, the Trustee may request WPC to submit another offer for consideration by the Trustee and may accept or reject such offer. Acceptance of an offer by the Trustee shall be conditioned upon the opinion of the Advisor of the fairness of the offer.
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
Tabular Disclosure of Contractual Obligations
          As shown below, the Trust had no obligations and commitments to make future contractual payments as of December 31, 2008.

Payments Due by Period
Less than
	Total	1 Year	1 - 3 Years	3-5 Years	More than 5 Years
Contractual Obligations	$-0-	$-0-	$-0-	$-0-	$-0-
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
          Upon receipt by the Trust, royalty income is invested in short-term investments in accordance with the Trust Agreement until its subsequent distribution to Unitholders. Currently, funds are invested in Bank of America money market accounts which are backed by the good faith of Bank of America, N.A., but are not insured by the FDIC. The Trust does not lend money and has limited ability to borrow money, which the Trustee believes limits the Trust’s risk from the current tightening of credit markets. The Trust’s future royalty income, however, may be subject to risks relating to the credit worthiness of the operators of the Underlying Properties and WPX Gas Resources and other purchasers of the natural gas produced from the Underlying Properties, as well as risks associated with fluctuations in the price of natural gas. See “Item 1A — Risk Factors — Funds held by the Trustee are not insured by the Federal Deposit Insurance Corporation, and future royalty income may be subject to risks relating to the creditworthiness of third parties.”
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
Item 8. Financial Statements and Supplementary Data.
          Audited Statements of Assets, Liabilities and Trust Corpus of the Trust as of December 31, 2008 and 2007, and the related Statements of Distributable Income and Changes in Trust Corpus for each of the 3 years in the period ended December 31, 2008, are included in this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Trustee
Williams Coal Seam Gas Royalty Trust
          We have audited the accompanying statements of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of December 31, 2008 and 2007, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Trustee’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
          In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust at December 31, 2008 and 2007, and its distributable income and its changes in trust corpus for each of the three years in the period ended December 31, 2008, on the basis of accounting described in Note 2.
          The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. As more fully described in Note 2, the 2009 commodity price outlook and the resulting possible impact on the termination events pursuant to the terms of the Trust Agreement raise substantial doubt about the Trust’s ability to continue as a going concern. The 2008 financial statements do not include any adjustments that might result from the outcome of this uncertainty.
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Williams Coal Seam Gas Royalty Trust’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Tulsa, Oklahoma
March 12, 2009

Financial Statements
Williams Coal Seam Gas Royalty Trust
Statements of Assets, Liabilities and Trust Corpus

	December 31,
	2008	2007
Assets
Current assets — cash and cash equivalents	$45,419	$73,931
Royalty interests in oil and gas properties (less accumulated amortization of $132,988,670 and $131,695,632 at December 31, 2008 and 2007, respectively) (Note 2)	5,577,994	6,871,032

Total	$5,623,413	$6,944,963

Liabilities and Trust Corpus
Current liabilities:
Other accounts payable	$31,193	$66,986

Current liabilities	31,193	66,986
Trust corpus (9,700,000 units of beneficial interest authorized and outstanding) (Note 2)	5,592,220	6,877,977

Total	$5,623,413	$6,944,963

Statements of Distributable Income

	Year Ended December 31,
	2008	2007	2006
Royalty income (Notes 2 and 4)	$15,151,993	$9,496,151	$13,945,315
Interest income	24,390	39,842	51,533

Total	15,176,383	9,535,993	13,996,848
General and administrative expenses (Note 4)	(885,692)	(988,693)	(964,784)

Distributable income	$14,290,691	$8,547,300	$13,032,064

Distributable income per Unit (9,700,000 units) (Note 2)	$1.47	$0.88	$1.34

Distributions per Unit (Note 5)	$1.47	$0.88	$1.34

Statements of Changes in Trust Corpus

	Year Ended December 31,
	2008	2007	2006
Trust corpus, beginning of year	$6,877,977	$8,316,439	$10,091,169
Amortization of royalty interests (Note 2)	(1,293,038)	(1,440,159)	(1,771,867)
Distributable income	14,290,691	8,547,300	13,032,064
Distributions to Unitholders (Note 5)	(14,283,410)	(8,545,603)	(13,034,927)

Trust corpus, end of year	$5,592,220	$6,877,977	$8,316,439

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
          The Trust was formed to acquire and hold certain net profits interests (the “Royalty Interests”) in proved natural gas properties located in the San Juan Basin of New Mexico and Colorado (the “Underlying Properties”) owned by WPC. The Trust was initially created effective as of December 1, 1992, with a $100 contribution by WPC. On January 21, 1993, the Royalty Interests were conveyed to the Trust by WPC pursuant to the Net Profits Conveyance (the “Conveyance”) entered into effective as of October 1, 1992, by and among WPC, Williams, the Trustee and the Delaware Trustee, in consideration for all the 9,700,000 authorized units of beneficial interest in the Trust (“Units”). WPC transferred its Units by dividend to its parent, Williams, which sold an aggregate of 5,980,000 Units to the public through various underwriters in January and February 1993 (the “Public Offering”). Subsequently, Williams sold to the public an additional 151,209 Units. During the second quarter of 1995, Williams transferred its remaining Units to Williams Holdings of Delaware, Inc. (“WHD”), a separate holding company for Williams’ non-regulated businesses. Effective July 31, 1999, WHD was merged into Williams, and by operation of the merger, Williams assumed all assets, liabilities and obligations of WHD, including without limitation ownership of WHD’s Units. Effective August 11, 2000, Williams sold its Units to Quatro Finale IV LLC, a Delaware limited liability company (“QFIV”), in a privately negotiated transaction. Williams retained the voting rights and retained a “call” option on the transferred Units, and QFIV was granted a “put” option on the Units. Through a series of exercises of its call option, Williams reacquired an aggregate of 3,568,791 Units from December 2001 through June 2003. Williams has informed the Trustee that it has subsequently sold 2,779,500 of these Units through March 15, 2009 and owned a remaining 789,291 Units as of such date.
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
          On October 15, 2002, the New Mexico Oil and Gas Commission (NMOCD) revised the field rules for the Basin Fruitland Coal (Gas) Pool to allow optional second (infill) wells on the standard 320-acre spacing unit in certain designated areas of the pool (the non-fairway wells). On July 17, 2003, the NMOCD further modified the field rules for the Basin Fruitland Coal (Gas) Pool to allow these infill wells on the standard 320-acre spacing unit in all areas of the pool. The WI Properties contain 484 infill locations designated as proved locations according to SEC guidelines. As of December 31, 2008, 436 infill locations are proved developed producing and 48 locations are proved undeveloped.
          WPC has informed the Trustee that the Infill Wells reached payout in the aggregate during 2008. The Trust has received its 20 percent interest in WPC’s Infill Net Proceeds for the periods after payout.
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
          One of the circumstances for which the Trust is subject to termination prior to December 31, 2012, is in the event that when a computation is performed as of each December 31, the net present value (discounted at 10 percent) of the estimated future net revenues (calculated in accordance with criteria established by the SEC) for proved reserves attributable to the Royalty Interests but using the average monthly Blanco Hub Spot Price for the past calendar year less certain gathering costs, is equal to or less than $30 million. The net present value of the estimated future net revenues computed as described above by the independent petroleum engineers as of December 31, 2008 was approximately $65 million. While the results of this computation will not trigger an early termination of the Trust as of December 31, 2008, future computations are subject to the numerous uncertainties in estimating the future net revenues as described above, including changes in pricing, costs and production volumes.
           The current outlook for 2009 commodity prices is significantly lower than the prices realized during 2008, resulting in uncertainty regarding the Trust’s ability to avoid a termination triggering event in accordance with the provisions of the Trust Agreement when the test is next performed as of December 31, 2009. Additionally, the computed value could be negatively impacted by future revisions to the underlying reserve estimates. As a result, there is substantial doubt regarding the Trust’s ability to continue as a going concern. Should the Trust’s computed net present value fall below the $30 million stipulated threshold as of December 31, 2009, the Trust will terminate effective March 1, 2010. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.
          The financial statements of the Trust are prepared on a modified cash basis and are not intended to present financial position and results of operations in conformity with United States Generally Accepted Accounting Principles (“GAAP”). Preparation of the Trust’s financial statements on such basis includes the following:
•	Revenues are recognized in the period in which amounts are received by the Trust. General and administrative expenses are recognized on an accrual basis.
•	Amortization of the Royalty Interests is calculated on a unit-of-production basis and charged directly to trust corpus.
•	Distributions to Unitholders are recorded when declared by the Trustee (see Note 5 to “Item 8—Financial Statements and Supplementary Data—Notes to Financial Statements”).
•	Loss contingencies are recognized in the period in which amounts are paid by the Trust.
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
4. Related Party Transactions
          Williams provides accounting, bookkeeping and informational services to the Trust in accordance with an Administrative Services Agreement effective December 1, 1992. The fee is $50,000 per quarter, escalating 3 percent each October 1 commencing October 1, 1993. Aggregate fees incurred by the Trust to Williams in 2008, 2007 and 2006 were $311,593, $302,518, and $293,707, respectively. Substantially all production from the WI Properties is sold to a Williams’ subsidiary. Additionally, all royalty income is received from Williams.
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

          Aggregate fees paid by the Trust to the trustees in 2008, 2007 and 2006 were $58,497, $56,972 and $55,492, respectively.
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
          In addition to the regular quarterly distributions, under certain circumstances specified in the Trust Agreement (such as upon a purchase price adjustment, if any, or pursuant to the sale of a Royalty Interest) the Trust would make a special distribution (a “Special Distribution Amount”). A Special Distribution Amount would be made when amounts received by the Trust under such circumstances aggregated in excess of $9,000,000. The record date for a Special Distribution Amount will be the 15th day following receipt of amounts aggregating a Special Distribution Amount by the Trust (unless such day is not a business day in which case the record date will be the next business day thereafter or unless such day is within 10 days of the record date for a Quarterly Distribution Amount in which case the record date will be the date as is established for the next Quarterly Distribution Amount). Distribution to Unitholders of a Special Distribution Amount will be made no later than 15 days after the Special Distribution Amount record date. See Note 6 below for description of distributions in 2008 and 2007 that are not recurring.
6. Contingencies
          WPX Gas Resources Company (“WPX Gas Resources,” as successor in interest to Williams Gas Marketing Company) purchases natural gas produced from the WI Properties (except for certain small volumes) at the wellhead under the terms of a gas purchase contract dated October 1, 1992, as amended (the “Gas Purchase Contract”). The Gas Purchase Contract provides for a pricing mechanism during an initial 5-year period, which expired on December 31, 1997, and continuing for one or more consecutive additional 1-year terms unless and until WPX Gas Resources exercises its annual option, exercisable 15 days prior to the end of each contract year, to discontinue purchasing gas under the pricing mechanism of the Gas Purchase Contract and instead purchase gas at a monthly market-based price. WPX Gas Resources has not exercised this option, and therefore, the pricing mechanism will continue to remain in effect through at least December 31, 2009.
          Under the pricing mechanism of the Gas Purchase Contract, when the market price is less than $1.70 per MMBtu (the “Minimum Purchase Price”), the Trust will be paid the Minimum Purchase Price for the gas and an account (the “Price Credit Account”) will be maintained to identify the accrued and unrecouped amount of payments made to the Trust in excess of the market price. Any amounts in the Price Credit Account are subject to future recoupment when the market price exceeds the Minimum Purchase Price. As of December 31, 2008 and 2007, there were no remaining unrecouped Price Credits in the Price Credit Account. To the extent there may in the future be a balance in the Price Credit Account, the entitlement to recoup Price Credits means that if and when the Index Price is above the Minimum Purchase Price, future royalty income paid to the Trust would be reduced until such time as such Price Credit Account is once again reduced to zero. Corresponding cash distributions to Unitholders would also be reduced.
          While the terms of the Gas Purchase Agreement pricing mechanism remain in place and no balance exists in the Price Credit Account, when the market price for natural gas exceeds $1.94 per MMBtu (as was the case during all months in 2008, 2007 and 2006), the Trust receives only 50 percent of the excess of the market price over the $1.94 price per MMBtu before reduction for gathering, processing and certain other costs.

          WPC has notified the Trust that certain royalty matters are currently being litigated by a federal regulatory agency and another producer. Although neither WPC nor the Trust is a party to the litigation, the final outcome of that case might lead to a future unfavorable impact on the Trust’s royalty income and distributions.
          The majority of the production attributable to the Trust is within Federal Units. Unit participating areas are formed by pooling production from the participating area. Entitlement to the pooled production is based on each party’s acreage in the participating area divided by the total participating acreage. Wells drilled outside the participating area may create an enlargement to the participating area and a revision of the Unit ownership entitlement. The Bureau of Land Management (“BLM”) must approve Unit participating area expansions. The effective date for Unit expansions is retroactive to the date the well creating the expansion was tested. WPC informed the Trustee in 2007 that it estimated the impact of various retroactive unit expansions to the Trust and paid the Trust an adjusted amount, based on the estimate, in the third quarter of 2007. This adjustment was the result of numerous expansions coming from the BLM that impacted the Trust’s royalty income. These expansions are retroactive to production periods beginning in 1994. WPC had previously informed the Trustee that it was researching the manner in which capital costs impacted the expansion computations. During 2008, WPC informed the Trustee that it completed its research related to past capital costs incurred pertaining to wells included in this and previous unit expansions and consistent with past application concluded that capital costs should not be considered as a reduction in computing the net proceeds due the Trust. WPC has finalized the accounting for these expansions which resulted in an additional $3.5 million owed to the Trust which is included in the Trust’s 2008 royalty income. The Trust’s 2007 royalty income considered the Trust’s $5 million portion of the CO2 settlement, which was substantially offset by a $4.8 million amount paid to the Trust by WPC for the unit expansions (actualized during 2008 as described above). The net effect on these items resulted in an approximate $180,000 decrease to the Trust’s 2007 royalty income.
          The royalty income presented in the accompanying statements of distributable income is on an entitlement basis and reflects WPC’s estimated impact of the most recent BLM participating area approvals through December 31, 2008.
7. Subsequent Event
          Subsequent to December 31, 2008, the Trust declared the following distribution:

Quarterly Record Date	Payment Date	Distribution per Unit

February 17, 2009	February 27, 2009	$0.113811
8. Quarterly Financial Data (Unaudited)
          The following table sets forth the royalty income, distributable income and distributions per Unit of the Trust for each quarter in the years ended December 31, 2008 and 2007 (in thousands, except per Unit amounts):

Calendar Quarter	Royalty Income	Distributable Income	Distributions per Unit
2008
First	$2,035	$1,739	$0.179608
Second	2,112	1,866	0.187237
Third	3,629	3,480	0.349784
Fourth	7,376	7,206	0.755888

TOTAL	$15,152	$14,291	$1.472517

2007
First	$2,313	$1,978	$0.208780
Second	2,411	2,149	0.216611
Third	2,770	2,613	0.260930
Fourth	2,002	1,808	0.194669

TOTAL	$9,496	$8,548	$0.880990

          Selected 2008 fourth quarter data are as follows (in thousands except per Unit amounts):

	2008	2007
Royalty income	$7,376	$2,002
Interest income	11	8
General and administrative expenses	(181)	(202)

Distributable income	$7,206	$1,808

Distributable income per Unit (9,700,000 units)	$.74	$.19
Distributions per Unit	$.74	$.19
Royalty Income reported for the fourth quarter 2008 includes the impact of the $3.5 million unit expansion adjustment described in Note 6 to “Item 8—Financial Statements and Supplementary Data—Notes to Financial Statements”.
9. Supplemental Oil and Gas Information (Unaudited)
           The Trust’s net profits interest entitles the Trust to a portion of the net proceeds derived from the underlying quantities of gas. Therefore, the estimated volumes net to the Trust’s interest are impacted by the level of revenue attributable to and costs deducted in calculating the net profits interest of the Trust. The net proved reserves attributable to the Royalty Interests have been estimated as of December 31, 2008, 2007 and 2006, by Miller and Lents, Ltd., independent petroleum engineers. In accordance with Statement of Financial Accounting Standards No. 69, estimates of future net revenues from proved reserves have been prepared using contractual gas prices and related costs. The standardized measure of future net revenues from the gas reserves is calculated based on discounting such future net revenues at an annual rate of 10 percent. The Blanco Hub Spot Price was $5.24, $6.43 and $5.47 per MMBtu at December 31, 2008, 2007, and 2006, respectively. This resulted in a weighted average wellhead price, after adjustments for certain costs and provisions of the Gas Purchase Contract, of $3.620, $4.215 and $3.735 per Mcf at December 31, 2008, 2007, and 2006, respectively. For the working interest properties, the Trust’s reserves are computed based on the Gas Purchase Contract price through December 31, 2012 which is the latest termination date for the Trust. Thereafter, the price used in the reserve computation reverts to the Blanco Hub Spot Price to estimate the remaining quantities net to the net profits interests of the Unitholders. The standardized measure of discounted future net revenues below has been reduced by operating and development costs, which are paid by Williams and are included in computing the royalty income of the Trust. The standardized measure has not been reduced for income taxes as no income taxes are paid by the Trust (see Note 3 to “Item 8—Financial Statements and Supplementary Data—Notes to Financial Statements”).
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

Natural Gas (MMcf)
Proved reserves at December 31, 2005	28,606
Production	(4,645)
Extensions and revisions of previous estimates	306

Proved reserves at December 31, 2006	24,267
Production	(4,155)
Extensions and revisions of previous estimates	1,968

Proved reserves at December 31, 2007	22,080
Production	(3,838)
Extensions and revisions of previous estimates	(5,521)

Proved reserves at December 31, 2008	12,721
Proved developed reserves at December 31, 2008	12,625
          Proved reserves at December 31, 2006, include 897 MMcf of proved undeveloped reserves. Proved reserves at December 31, 2007, include 479 MMcf of proved undeveloped reserves. Proved reserves at December 31, 2008, include 96 MMcf of proved undeveloped reserves. The 2008 revisions of previous estimates are a result of the impact of lower prices and increased costs in calculating the quantities associated with the net profits interest as discussed above.
          The 2008 revisions of previous estimates are a result of the impact of lower prices and increased costs in calculating the quantities associated with the net profits interest as discussed above.

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
          The following table sets forth the standardized measure of discounted future net revenues at December 31, 2008, 2007 and 2006 relating to proved reserves (in thousands):

	Year Ended December 31,
	2008	2007	2006
Future cash inflows	$38,764	$80,828	$72,987
Future production taxes	(9,261)	(16,093)	(14,535)
Future development costs	(1,098)	(1,218)	(2,663)

Future net cash flows	28,405	63,517	55,789
10% discount factor	(9,340)	(24,775)	(22,100)

Standardized measure of discounted future net revenues	$19,065	$38,742	$33,689

          The following table sets forth the changes in the aggregate standardized measure of discounted future net revenues from proved reserves during the years ended December 31, 2008, 2007 and 2006 (in thousands):

	2008	2007	2006
Balance at January 1	$38,742	$33,689	$54,697
Increase (decrease) due to:
Net sales of coal seam gas	(10,611)	(8,720)	(10,117)
Net changes in prices and costs	(4,336)	4,240	(10,956)
Development costs incurred	176	(453)	(2,028)
Changes in estimated future development cost	15	1,366	(2,487)
Extensions and revisions of previous quantity estimates	(8,740)	3,727	307
Accretion of discount	3,588	3,369	5,470
Other	231	1,525	(1,195)

	(19,677)	5,054	(21,006)

Balance at December 31	$19,065	$38,742	$33,689

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
          Changes in Internal Control over Financial Reporting. There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

           Trustee’s Report on Internal Control Over Financial Reporting. The Trustee is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control-Integrated Framework, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2008. The Trust’s internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROL OVER FINANCIAL REPORTING
The Trustee
Williams Coal Seam Gas Royalty Trust
We have audited the Williams Coal Seam Gas Royalty Trust’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Trustee is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Trustee’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Trust’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (or other comprehensive basis of accounting). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles (or other comprehensive basis of accounting), and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Williams Coal Seam Gas Royalty Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statements of assets, liabilities and trust corpus of the Trust as of December 31, 2008 and 2007, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2008 of the Trust and our report dated March 12, 2009 expressed an unqualified opinion thereon that included an explanatory paragraph regarding the Trust’s ability to continue as a going concern.
/s/ ERNST & YOUNG LLP
Tulsa, Oklahoma
March 12, 2009

Item 9B. Other Information.
          None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
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
          Code of Ethics. Because the Trust has no employees, it does not have a code of ethics. Employees of the Trustee, Bank of American, N.A., must comply with the bank’s code of ethics, a copy of which will be provided to Unitholders, without charge, upon request made to U.S. Trust, Bank of America Private Wealth Management, 901 Main Street, 17th Floor, Dallas, Texas 75202, Attention: Ron Hooper.
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
          The Trust has no directors or officers, and based solely on its review of the reports received by it, the Trust believes that during the fiscal year of 2008, no person who was a beneficial owner of more than 10 percent the Trust’s Units failed to file on a timely basis any report required by Section 16(a).
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
          Compensation of the Trustee, Delaware Trustee and Transfer Agent. The Trust Agreement provides for compensation to the Trustee and the Delaware Trustee for administrative services, out of the Trust assets. The Trustee was paid a 2008 base amount of $52,348, plus an hourly charge for services in excess of a combined total of 300 hours annually at the Trustee’s then standard rate. The Delaware Trustee is paid a fixed annual amount, which was initially set at $5,000. The Trustee and the Delaware Trustee received total compensation for 2008 of $52,348 and $6,149, respectively. The base amount of the Trustee’s fee and the amount of the Delaware Trustee’s fee for administrative services escalate at the rate of 3 percent per year. The Trustee and the Delaware Trustee are each entitled to reimbursement for out-of-pocket expenses. Upon termination of the Trust, the Trustee will receive, in addition to its out-of-pocket expenses, a termination fee in the amount of $8,000.
          The Transfer Agent receives a transfer agency fee of $5.50 annually per account (minimum of $15,000 annually), subject to change each December, based upon the change in the Producers’ Price Index as published by the United States Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued in excess of 10,000 annually. The total fees paid by the Trust to the Transfer Agent in 2008 were $24,938.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
          (a) Security Ownership of Certain Beneficial Owners. The following table sets forth as of March 1, 2009 information with respect to the only Unitholder who was known to the Trustee to be a beneficial owner of more than 5 percent of the outstanding Units.

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
          (b) Security Ownership of Management. The Trust has no directors or executive officers and does not maintain any equity compensation plans. As of March 1, 2009, Bank of America, N.A., the Trustee, held an aggregate of 21,344 Units in various fiduciary capacities, with no investment or voting powers. As of March 1, 2009, Chase Bank (as successor to Chemical Bank Delaware), the Delaware Trustee, did not beneficially own any Units.

          (c) Changes in Control. Subject to the discussion above in this Item 12 under “Williams’s Voting Authority Over Units,” the Trustee knows of no arrangements the operation of which may at a subsequent date result in a change in control of the Trust.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Administrative Services Agreement
          Pursuant to the Trust Agreement, Williams and the Trust entered into an Administrative Services Agreement effective December 1, 1992. A copy of the Administrative Services Agreement is filed as an exhibit to this Form 10-K.
          The Administrative Services Agreement obligates the Trust to pay to Williams each quarter an administrative services fee for accounting, bookkeeping and informational services relating to the Royalty Interests. The administrative services fee was $50,000 per calendar quarter commencing October 1, 1993, through and including the quarter ended September 30, 1994, and increases 3 percent each October 1. Accordingly, the total of the administrative services fees paid by the Trust to Williams in 2008 was $311,593.
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
Item 14. Principal Accounting Fees and Services.
          Fees for services performed by Ernst & Young LLP for the years ended December 31, 2008 and 2007 are:

	2008	2007
Audit Fees	$168,400	$177,100
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
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
          3. Exhibits

Exhibit
Number		Exhibit

3.1	—	Certificate of Trust of Williams Coal Seam Gas Royalty Trust (filed as Exhibit 3.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.1	—	Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of December 1, 1992, by and among Williams Production Company, The Williams Companies, Inc. and Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), as trustees (filed as Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.2	—	First Amendment to the Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of December 15, 1992, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.2 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.3	—	Second Amendment to the Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of January 12, 1993, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.3 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

Exhibit
Number		Exhibit

4.4	—	Net Profits Conveyance effective as of October 1, 1992, by and among Williams Production Company, The Williams Companies, Inc., and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), and Chemical Bank Delaware (filed as Exhibit 4.4 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.1	—	Administrative Services Agreement effective December 1, 1992, by and between The Williams Companies, Inc. and Williams Coal Seam Gas Royalty Trust (filed as Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.2	—	Gas Purchase Agreement dated October 1, 1992, by and between Williams Gas Marketing Company and Williams Production Company (filed as Exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.3	—	First Amendment to the Gas Purchase Agreement effective January 12, 1993, by and between Williams Gas Marketing Company and Williams Production Company (filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.4	—	Gas Gathering and Treating Agreement effective October 1, 1992, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.5	—	First Amendment to the Gas Gathering and Treating Agreement effective as of January 12, 1993, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.5 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.6	—	Amendment #2 to the Gas Gathering and Treating Agreement dated as of October 1, 1993, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.6 to the Registrant’s Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

10.7	—	Amendment #3 to the Gas Gathering and Treating Agreement dated as of October 1, 1993, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.7 to the Registrant’s Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

10.8	—	Confirmation Agreement effective as of May 1, 1995 by and among Williams Production Company, The Williams Companies, Inc. and Williams Coal Seam Gas Royalty Trust (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

23.1	—	Consent of Ernst & Young LLP.

23.2	—	Consent of Miller and Lents, Ltd.

31.1	—	Certification by Ron E. Hooper, Senior Vice President and Administrator of Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated March 13, 2009, and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number		Exhibit

32.1	—	Certificate by Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated March 13, 2009, and submitted pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	—	The information under the section captioned “Tax Considerations” on pages 20-21, and the information under the sections captioned “Federal Income Tax Consequences” and “ERISA Considerations” on pages 45-52 of the Prospectus dated January 13, 1993, which constitutes a part of the Registration Statement on Form S-3 of The Williams Companies, Inc. (Registration No. 33-53662) (filed as Exhibit 28.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

99.2	—	Reserve Report, dated November 21, 1992, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of October 1, 1992, prepared by Miller and Lents, Ltd., independent petroleum engineers, included as Exhibit A of the Prospectus dated January 13, 1993, which constitutes a part of the Registration Statement on Form S-3 of The Williams Companies, Inc. (Registration No. 33-53662) (filed as Exhibit 28.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

99.3	—	Reserve Report, dated February 5, 2009 estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of December 31, 2008, prepared by Miller and Lents, Ltd., independent petroleum engineers.

SIGNATURES
          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Williams Coal Seam Gas Royalty Trust
By:	Bank of America, N.A., Trustee

By:	/s/ Ron E. Hooper
Ron E. Hooper
Senior Vice President and Administrator

Date: March 13, 2009
(The Registrant has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number		Description

3.1	___	Certificate of Trust of Williams Coal Seam Gas Royalty Trust (filed as Exhibit 3.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.1	___	Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of December 1, 1992, by and among Williams Production Company, The Williams Companies, Inc. and Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), as trustees (filed as Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.2	___	First Amendment to the Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of December 15, 1992, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.2 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.3	___	Second Amendment to the Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of January 12, 1993, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.3 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.4	___	Net Profits Conveyance effective as of October 1, 1992, by and among Williams Production Company, The Williams Companies, Inc., and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), and Chemical Bank Delaware (filed as Exhibit 4.4 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.1	___	Administrative Services Agreement effective December 1, 1992, by and between The Williams Companies, Inc. and Williams Coal Seam Gas Royalty Trust (filed as Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.2	___	Gas Purchase Agreement dated October 1, 1992, by and between Williams Gas Marketing Company and Williams Production Company (filed as Exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.3	___	First Amendment to the Gas Purchase Agreement effective January 12, 1993, by and between Williams Gas Marketing Company and Williams Production Company (filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.4	___	Gas Gathering and Treating Agreement effective October 1, 1992, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.5	___	First Amendment to the Gas Gathering and Treating Agreement effective as of January 12, 1993, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.5 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.6	___	Amendment #2 to the Gas Gathering and Treating Agreement dated as of October 1, 1993, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.6 to the Registrant’s Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

Exhibit
Number		Description

10.7	___	Amendment #3 to the Gas Gathering and Treating Agreement dated as of October 1, 1993, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.7 to the Registrant’s Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

10.8	___	Confirmation Agreement effective as of May 1, 1995 by and among Williams Production Company, The Williams Companies, Inc. and Williams Coal Seam Gas Royalty Trust (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

23.1	___	Consent of Ernst & Young LLP.

23.2	___	Consent of Miller and Lents, Ltd.

31.1	___	Certification by Ron E. Hooper, Senior Vice President and Administrator of Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated March 13, 2009, and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	___	Certificate by Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated March 13, 2009, and submitted pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	___	The information under the section captioned “Tax Considerations” on pages 20-21, and the information under the sections captioned “Federal Income Tax Consequences” and “ERISA Considerations” on pages 45-52 of the Prospectus dated January 13, 1993, which constitutes a part of the Registration Statement on Form S-3 of The Williams Companies, Inc. (Registration No. 33-53662) (filed as Exhibit 28.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

99.2	___	Reserve Report, dated November 21, 1992, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of October 1, 1992, prepared by Miller and Lents, Ltd., independent petroleum engineers, included as Exhibit A of the Prospectus dated January 13, 1993, which constitutes a part of the Registration Statement on Form S-3 of The Williams Companies, Inc. (Registration No. 33-53662) (filed as Exhibit 28.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

99.3	___	Reserve Report, dated February 5, 2009, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of December 31, 2008, prepared by Miller and Lents, Ltd., independent petroleum engineers.