Form 10-Q
period 2009-03-31
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 2009-05-08
CIK 895007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ______ to ______
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐ (not yet applicable to registrant)
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
     Number of units of beneficial interest outstanding at May 1, 2009: 9,700,000

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
     The financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the “Trustee”) of Williams Coal Seam Gas Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Annual Report”). The December 31, 2008 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2009, and the distributable income and the changes in trust corpus for the three-month periods ended March 31, 2009 and 2008, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
     The financial statements as of March 31, 2009, and for the three-month periods ended March 31, 2009 and 2008 included herein have been reviewed by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing herein.

Report of Independent Registered Public Accounting Firm
The Trustee
Williams Coal Seam Gas Royalty Trust
We have reviewed the condensed statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of March 31, 2009, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2009 and 2008. These financial statements are the responsibility of the Trustee’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of December 31, 2008, and the related statements of distributable income and changes in trust corpus for the year then ended not presented herein, and in our report dated March 12, 2009, we expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Williams Coal Seam Gas Royalty Trust’s ability to continue as a going concern. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2008, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.
/s/ Ernst & Young LLP
Tulsa, Oklahoma
May 7, 2009

WILLIAMS COAL SEAM GAS ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (UNAUDITED)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current Assets — cash and cash equivalents	$18,721	$45,419

Royalty interests in oil and gas properties (less accumulated amortization of $133,375,673 at March 31, 2009 and $132,988,670 at December 31, 2008) (Note 2)	5,190,991	5,577,994

TOTAL ASSETS	$5,209,712	$5,623,413

LIABILITIES AND TRUST CORPUS

Current Liabilities:

Accounts payable	$86,477	$31,193

Trust corpus - 9,700,000 units of beneficial interest authorized and outstanding (Note 2)	5,123,235	5,592,220

TOTAL LIABILITIES AND TRUST CORPUS	$5,209,712	$5,623,413

The accompanying notes are an integral part of these financial statements. See accountants’ review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	March 31, 2009	March 31, 2008
Royalty income (Notes 2, 4 and 7)	$1,393,653	$2,034,650
Interest income	619	4,476

Total	1,394,272	2,039,126

General and administrative expenses (Note 4)	(372,288)	(299,715)

Distributable income	$1,021,984	$1,739,411

Distributable income per unit (9,700,000 units) (Note 2)	$.11	$.18

The accompanying notes are an integral part of these financial statements. See accountants’ review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	March 31, 2009	March 31, 2008

Trust corpus, beginning of period	$5,592,220	$6,877,977

Amortization of royalty interests (Note 2)	(387,003)	(307,675)

Distributable income	1,021,984	1,739,411
Distributions to Unitholders (Note 5)	(1,103,966)	(1,742,197)

Trust corpus, end of period	$5,123,235	$6,567,516

Distributions per unit (9,700,000 units) (Note 5)	$.11	$.18

The accompanying notes are an integral part of these financial statements. See accountants’ review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
1. TRUST ORGANIZATION AND PROVISIONS
     Williams Coal Seam Gas Royalty Trust (the “Trust”) was formed as a Delaware business trust pursuant to the terms of the Trust Agreement of Williams Coal Seam Gas Royalty Trust (as amended, the “Trust Agreement”) entered into effective as of December 1, 1992, by and among Williams Production Company, a Delaware corporation (“WPC”), as trustor; The Williams Companies, Inc., a Delaware corporation (“Williams”), as sponsor; Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), a national banking association (the “Trustee”) and Chase Bank (as successor to Chemical Bank Delaware), a Delaware banking corporation (the “Delaware Trustee”) (the “Trustee” and the “Delaware Trustee” are sometimes referred to collectively as the “Trustees”). The Trustees are independent financial institutions. In 2007 the Bank of America private wealth management group officially became known as “U.S. Trust, Bank of America Private Wealth Management.” The legal entity that serves as Trustee of the Trust did not change, and references in this report on Form 10-Q to U.S. Trust, Bank of America Private Wealth Management shall describe the legal entity Bank of America, N.A.
     The Trust was formed to acquire and hold certain net profits interests (the “Royalty Interests”) in proved natural gas properties located in the San Juan Basin of New Mexico and Colorado (the “Underlying Properties”) owned by WPC. The Trust was initially created effective as of December 1, 1992, with a $100 contribution by WPC. On January 21, 1993, the Royalty Interests were conveyed to the Trust by WPC pursuant to the Net Profits Conveyance (the “Conveyance”) entered into effective as of October 1, 1992, by and among WPC, Williams, the Trustee and the Delaware Trustee, in consideration for all the 9,700,000 authorized units of beneficial interest in the Trust (“Units”). WPC transferred its Units by dividend to its parent, Williams, which sold an aggregate of 5,980,000 Units to the public through various underwriters in January and February 1993 (the “Public Offering”). Subsequently, Williams sold to the public an additional 151,209 Units. During the second quarter of 1995, Williams transferred its remaining Units to Williams Holdings of Delaware, Inc. (“WHD”), a separate holding company for Williams’ non-regulated businesses. Effective July 31, 1999, WHD was merged into Williams, and by operation of the merger, Williams assumed all assets, liabilities and obligations of WHD, including without limitation ownership of WHD’s Units. Effective August 11, 2000, Williams sold its Units to Quatro Finale IV LLC, a Delaware limited liability company (“QFIV”), in a privately negotiated transaction. Williams retained the voting rights and retained a “call” option on the transferred Units, and QFIV was granted a “put” option on the Units. Through a series of exercises of its call option, Williams reacquired an aggregate of 3,568,791 Units from December 2001 through June 2003. Williams has informed the Trustee that it has subsequently sold 2,779,500 of these Units through May 1, 2009 and owned a remaining 789,291 Units as of such date.
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
     On October 15, 2002, the New Mexico Oil and Gas Commission (NMOCD) revised the field rules for the Basin Fruitland Coal (Gas) Pool to allow optional second (infill) wells on the standard 320-acre spacing unit in certain designated areas of the pool (the non-fairway wells). On July 17, 2003, the NMOCD further modified the field rules for the Basin Fruitland Coal (Gas) Pool to allow these infill wells on the standard 320-acre spacing unit in all areas of the pool. The WI Properties contain 484 infill locations designated as proved locations according to

U.S. Securities and Exchange Commission (“SEC”) guidelines. As of March 31, 2009, 436 infill locations are proved developed producing and 48 locations are proved undeveloped.
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
     One of the circumstances for which the Trust is subject to termination prior to December 31, 2012 is in the event that when a computation is performed as of each December 31, the net present value (discounted at 10 percent) of the estimated future net revenues (calculated in accordance with criteria established by the SEC) for proved reserves attributable to the Royalty Interests but using the average monthly Blanco Hub Spot Price for the past calendar year less certain gathering costs, is equal to or less than $30 million. The net present value of the estimated future net revenues computed as described above by the independent petroleum engineers as of December 31, 2008 was approximately $65 million. While the results of this computation did not trigger an early termination of the Trust as of December 31, 2008, future computations are subject to numerous uncertainties in estimating the future net revenues, including changes in pricing, costs and production volumes.
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
     In December 2008, the SEC released Final Rule, Modernization of Oil and Gas Reporting. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009. The effect of adopting the SEC rule has not been determined.
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
     Some Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in a street name, referred to herein collectively as “middlemen”). Therefore, the Trustee considers the Trust to be a widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. U.S. Trust, Bank of America Private Wealth Management, 901 Main Street, 17th Floor, Dallas, Texas 75202, telephone number (214) 209-2400, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of the Unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust Units, including the issuance of IRS Form 1099 and certain written tax statements. Unitholders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.
     Each Unitholder should consult his tax advisor regarding Trust tax compliance matters.
4. RELATED PARTY TRANSACTIONS
     Williams provides accounting, bookkeeping and informational services to the Trust in accordance with an Administrative Services Agreement effective December 1, 1992. The fee is $50,000 per quarter, escalating 3 percent each October 1 commencing October 1, 1993. For the three month periods ended March 31, 2009 and 2008, the first quarter administration fee included in general and administrative expenses was $80,235 and $77,898, respectively. Substantially all production from the WI Properties is sold to a Williams’ subsidiary. Additionally, all royalty income is received from Williams.
     The interests of Williams and its affiliates and the interests of the Trust and the Unitholders with respect to the Underlying Properties could at times be different. As a working interest owner in the WI Properties, WPC could have interests that conflict with the interests of the Trust and Unitholders. For example, such conflicts could be due to a number of factors including, but not limited to, future budgetary considerations and the absence of any contractual obligation on the part of WPC to spend for development of the WI Properties, except as noted herein. Such decisions may have the effect of changing the amount or timing of future distributions to Unitholders. WPC’s interests may also conflict with those of the Trust and Unitholders in situations involving the sale or abandonment of Underlying Properties. WPC has the right at any time to sell any of the Underlying Properties subject to the Royalty Interests and, under certain circumstances may abandon any of the WI Properties. Such sales or abandonment may not be in the best interests of the Trust. In addition, WPX Gas Resources (hereinafter defined) has the right, exercisable in its sole discretion, to terminate its Minimum Purchase Price (hereinafter defined) commitment under the Gas Purchase Contract (hereinafter defined), Williams’ interest could conflict with those of the Trust and Unitholders to the extent the interests of WPX Gas Resources, under the Gas Purchase Contract, or Williams Field Services Company and WPX Gas Resources, under the Gas Gathering Contract, differ from the interests of the Trust and the Unitholders. Except for amendments to the Gas Gathering Contract or Gas Purchase Contract that must be approved by the vote of a majority of the Unitholders present at a meeting at which a quorum is present if such amendment would materially adversely affect Trust revenues, no mechanism or procedure has been included to resolve potential conflicts of interest between the Trust, Williams, WPC or their affiliates.
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

6. SUBSEQUENT EVENTS
     Subsequent to March 31, 2009, the Trust declared the following distribution:

Quarterly
Record	Payment	Distribution
Date	Date	per Unit

May 15, 2009	May 29, 2009	$.065169
     The distribution per unit was $.065169 attributable to the first quarter of 2009 (payable in the second quarter of 2009) as compared to $0.113811 attributable to the fourth quarter of 2008 (paid in the first quarter of 2009). The decrease in distributions is mainly the result of lower natural gas prices and lower production during the three month period ended March 31, 2009 as compared to the three month period ended December 31, 2008.
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
     Under the pricing mechanism of the Gas Purchase Contract, when the market price is less than $1.70 per MMBtu (the “Minimum Purchase Price”), the Trust will be paid the Minimum Purchase Price for the gas and an account (the “Price Credit Account”) will be maintained to identify the accrued and unrecouped amount of payments made to the Trust in excess of the market price. Any amounts in the Price Credit Account are subject to future recoupment when the market price exceeds the Minimum Purchase Price. As of March 31, 2009, there were no remaining unrecouped price credits in the Price Credit Account. To the extent there may in the future be a balance in the Price Credit Account, the entitlement to recoup price credits means that if and when the index price is above the Minimum Purchase Price, future royalty income paid to the Trust would be reduced until such time as such Price Credit Account is once again reduced to zero. Corresponding cash distributions to Unitholders would also be reduced.
     While the terms of the Gas Purchase Agreement pricing mechanism remain in place and no balance exists in the Price Credit Account, when the market price for natural gas exceeds $1.94 per MMBtu (as was the case during the first three months of 2009), the Trust receives only 50 percent of the excess of the market price over the $1.94 price per MMBtu before reduction for gathering, processing and certain other costs.
     WPC has notified the Trust that certain royalty matters are currently being litigated by a federal regulatory agency and another producer. Although neither WPC nor the Trust is a party to the litigation, the final outcome of that case might lead to a future unfavorable impact on the Trust’s royalty income and distributions.

     The majority of the production attributable to the Trust is within Federal Units. Unit participating areas are formed by pooling production from the participating area. Entitlement to the pooled production is based on each party’s acreage in the participating area divided by the total participating acreage. Wells drilled outside the participating area may create an enlargement to the participating area and a revision of the Unit ownership entitlement. The Bureau of Land Management (“BLM”) must approve Unit participating area expansions. The effective date for Unit expansions is retroactive to the date the well creating the expansion was tested. WPC notified the Trust that the first quarter 2009 royalty distribution to the Trust was positively impacted by approximately $257,000 for unit expansion adjustments and other corrections. The first quarter 2008 distribution was reduced by approximately $110,000 for unit expansion adjustments.
     The royalty income presented in the accompanying statements of distributable income is on an entitlement basis and reflects WPC’s estimated impact of the most recent BLM participating area approvals through March 31, 2009.
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
     Distributable income of the Trust generally consists of the excess of royalty income plus interest income over the general and administrative expenses of the Trust. Upon receipt by the Trust, royalty income is invested in short-term investments in accordance with the Trust Agreement until its subsequent distribution to Unitholders. Currently, funds are invested in Bank of America money market accounts which are backed by the good faith of Bank of America, N.A., but are not insured by the Federal Deposit Insurance Corporation (“FDIC”). The Trust does not lend money and has limited ability to borrow money, which the Trustee believes limits the Trust’s risk from the current tightening of credit markets. The Trust’s future royalty income, however, may be subject to risks relating to the creditworthiness of the operators of the Underlying Properties and WPX Gas Resources and other purchasers of the natural gas produced from the Underlying Properties, as well as risks associated with fluctuations in the price of natural gas. Additional risks are described in “Item 1A — Risk Factors” of the 2008 Annual Report.
     The amount of distributable income of the Trust for any quarter may differ from the amount of cash available for distribution to Unitholders in such quarter due to differences in the treatment of the expenses of the Trust in the determination of those amounts. The financial statements of the Trust are prepared on a modified cash basis pursuant to which general and administrative expenses of the Trust are recognized when incurred whereas royalty income is recognized when received. Consequently, the reported distributable income of the Trust for any quarter is determined by deducting from the income received by the Trust the amount of expenses incurred by the Trust during such quarter. The amount of cash available for distribution to Unitholders, however, is determined in accordance with the provisions of the Trust Agreement and reflects the deduction from the income actually received by the Trust of the amount of expenses actually paid by the Trust and adjustments for changes in reserves for unpaid liabilities. See Note 5 to the financial statements of the Trust appearing elsewhere in this report on Form 10-Q for additional information regarding the determination of the amount of cash available for distribution to Unitholders.
Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
     For the quarter ended March 31, 2009, royalty income received by the Trust amounted to $1,393,653 as compared to $2,034,650 received for the same quarter in 2008. The decrease in royalty income is primarily due to lower production and lower natural gas prices. Also impacting first quarter 2009 production revenues were positive retroactive adjustments totaling approximately $257,000 for unit expansion adjustments and other corrections included in WPC’s first quarter 2009 distribution to the Trust. First quarter 2008 production revenues were reduced by approximately $110,000 for unit expansion adjustments. Production volumes are affected by changes in sales prices for natural gas produced and costs that are deducted in calculating the NPI Net Proceeds. Production related to the royalty income received by the Trust in the first quarter of 2009 was 655,321 MMBtu as compared to 864,407 MMBtu for the same quarter in 2008. General and administrative expenses for the quarter ended March 31, 2009 were higher compared to the same quarter in 2008 due to the timing of incurrence of Unitholder reporting expense.
     Distributable income for the quarter ended March 31, 2009 was $1,021,984 or $.11 per Unit compared to $1,739,411 or $.18 per Unit for the same quarter in 2008. This decrease was the result of lower royalty income as previously described. A distribution of $0.113811 per Unit was made on February 27, 2009 to Unitholders of record on February 17, 2009.
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
     Royalty income received by the Trust in a given calendar quarter will generally reflect the sum of (i) net proceeds from the sale of gas produced from the WI Properties during the preceding calendar quarter, plus (ii) cash received by WPC with respect to the Farmout Properties either (a) during the preceding calendar quarter or (b) if received in sufficient time to be paid to the Trust, in the month immediately following such calendar quarter. Accordingly, the royalty income included in distributable income for the quarter ended March 31, 2009, was based on production volumes and natural gas prices for the period October 2008 through December

2008, as shown in the table below. The production volumes included in the table below are for production attributable to net profits of the Underlying Properties, and not for production attributable to the Trust’s Royalty Interests. Prices since December 31, 2008 have dropped significantly and will affect the future distributions of the Trust. In turn, lower prices will affect the future reserves of the Trust.

	Three Months		Three Months
	Ended		Ended
	December 31, 2008		December 31, 2007
Production (MMBtu) (1)
WI Properties	743,506	(2)	1,152,481	(3)
Farmout Properties	240,682		288,197
Infill Properties	324,040	(5)	-0-

Blanco Hub Spot Price ($/MMBtu) (4)	$3.91		$5.89

Net Wellhead Price WI Properties ($/MMBtu)	$1.69		$2.56

(1)	Million British Thermal Units.

(2)	Includes retroactive adjustments of (42,364) MMBtu.

(3)	Includes retroactive adjustments of (75,500) MMBtu.

(4)	Weighted average of estimates for the months included in the period presented.

(5)	Includes retroactive adjustments of 127,022 MMBtu.
     Production from the WI Properties is generally sold by WPC to WPX Gas Resources pursuant to the Gas Purchase Contract that provides certain protections for WPC and Unitholders by providing that WPX Gas Resources will purchase gas from WPC at a minimum purchase price of $1.70 even when the applicable index price (which is equal to 97% of the Blanco Hub Spot Price) falls below $1.70 per MMBtu, provided that WPX Gas Resources is entitled to accrue price credits in the amount of any excess of the minimum price so paid over the applicable index price. When the applicable index price exceeds $1.70 per MMBtu, WPX Gas Resources is entitled to recoup any price credits previously accrued. When the applicable index price is greater than $1.94 per MMBtu, the Gas Purchase Contract protects and benefits WPX Gas Resources by allowing it to purchase gas from WPC at a contract price equal to $1.94 per MMBtu plus only 50 percent of the difference between the applicable index price and $1.94 per MMBtu. The Gas Purchase Contract also provides that the price paid for gas by WPX Gas Resources is reduced by the amount of gathering, processing and certain other costs paid by WPX Gas Resources. See “Item 2 Properties — The Royalty Interests — Gas Purchase Contract” in the 2008 Annual Report for detailed information about the Gas Purchase Contract and its impact on Trust income.
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
     For the three months ended March 31, 2009, which is based on production volumes and natural gas prices for the three months ended December 31, 2008, the Blanco Hub Spot Price was above $2.00 per MMBtu, and therefore the applicable index price under the Gas Purchase Contract, which is equal to 97% of the Blanco Hub Spot Price, was above $1.94 per MMBtu through such period. In general, under the Gas Purchase Contract, the Trust only receives the benefit of 50 percent of any amount by which the applicable index price exceeds $1.94 per MMBtu. Consequently, pursuant to the terms of the Gas Purchase Contract, WPX Gas Resources paid WPC an amount for gas purchased equal to $1.94 per MMBtu, less the costs paid by WPX Gas Resources to gather and process such gas and deliver it to specified delivery points plus 50 percent of the excess of the applicable index price over $1.94 per MMBtu. The Blanco Hub Spot Price remained above $2.00 per MMBtu in April 2009.
     The information in this report on Form 10-Q concerning production and prices relating to the Underlying Properties is based on information prepared and furnished by WPC to the Trustee. The Trustee has no control over and no responsibility relating to the operation of the Underlying Properties.
Termination and Liquidation of the Trust
     With respect to the Trust termination provisions as outlined in the Trust Agreement, the net present value of the estimated future net revenues computed in accordance with the Trust Agreement, using an average 2008 index price of $7.21, by the independent petroleum engineers as of December 31, 2008 was approximately $65 million. While the results of this computation did not trigger an early termination of the Trust as of December 31, 2008, future computations are subject to the numerous uncertainties in estimating the future net revenues. As indicated in Note 2, the current outlook for 2009 commodity prices is significantly lower than the prices realized during 2008, resulting in uncertainty regarding the Trust’s ability to avoid a termination triggering event in accordance with the provisions of the Trust Agreement when the test is next performed as of December 31, 2009. Additionally, the computed value could be negatively impacted by future revisions to the underlying reserve estimates. As a result, there is substantial doubt regarding the Trust’s ability to continue as a going concern. Should the Trust’s computed net present value fall below the $30 million stipulated threshold as of December 31, 2009, the Trust will terminate effective March 1, 2010.
     Pursuant to the terms of the Trust Agreement, the Trust will terminate no later than December 31, 2012 or upon the first to occur of certain events, including (i) the disposition by the Trust of all Royalty Interests; (ii) following an affirmative vote in favor of termination of the Trust by the holders of record of more than 50% of the then outstanding Units; (iii) such time as the ratio of cash received by the Trust with respect to the Royalty Interests (excluding the effect on cash distributions received by the Trust in respect of the Royalty Interests of excess capital costs) to administrative costs of the Trust is less than 1.2 to 1.0 for three (3) consecutive calendar quarters, and (iv) March 1 of any calendar year if, based on a reserve report as of December 31 of the prior year, it is determined that, as of such date, the net present value (discounted at 10 percent) of the estimated future net revenues (calculated in accordance with criteria established by the SEC) for proved reserves attributable to the Royalty Interests but using the average monthly Blanco Hub Spot Price for the past calendar year less certain gathering costs is equal to or less than $30 million (the date of the first of such occurrences is referred to herein as the “Termination Date”). As indicated in Note 2, the 2009 commodity price outlook has resulted in uncertainty regarding the Trust’s ability to avoid a termination event pursuant to the terms of the Trust Agreement.
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
Pending Securities and Exchange Commission Rule
     In December 2008, the SEC released Final Rule, Modernization of Oil and Gas Reporting. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009. The effect of adopting the SEC rule has not been determined.

Forward-Looking Statements
     This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbor created thereby. All statements other than statements of historical fact included in this report on Form 10-Q, including, without limitation, statements contained in this “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Trust’s financial position and industry conditions and potential termination of the Trust, are forward-looking statements. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     The only assets of and sources of income to the Trust are the Royalty Interests, which generally entitle the Trust to receive a share of the net profits from natural gas production from the Underlying Properties. Consequently, the Trust’s financial results can be significantly affected by fluctuations in natural gas prices and the Trust has commodity price risk exposure associated with the natural gas markets in the United States. The Trust does not engage in any hedging activities to manage its price risk associated with natural gas production from the Underlying Properties. The Royalty Interests do not entitle the Trust to control or influence the operation of the Underlying Properties or the sale of gas produced therefrom. Natural gas produced from the WI Properties, which comprises the majority of production attributable to the Royalty Interests, is currently sold by WPC pursuant to the terms of the Gas Purchase Contract. Although the Trust is not a party to the Gas Purchase Contract, the Gas Purchase Contract may significantly impact revenues to the Trust. Although the Gas Purchase Contract mitigates the risk to the Trust of low gas prices, it also limits the ability of the Trust to benefit from the effects of higher gas prices, particularly to the extent a balance exists in the Price Credit Account. See “Item 2 Properties — The Royalty Interests — Gas Purchase Contract” in the 2008 Annual Report for detailed information about the Gas Purchase Contract and its impact on the Trust and Unitholders.
     Upon receipt by the Trust, royalty income is invested in short term investments in accordance with the Trust Agreement until its subsequent distribution to Unitholders. Currently, funds are invested in Bank of America money market accounts which are backed by the good faith and credit of Bank of America, N.A., but are not insured by the FDIC. Each Unitholder should independently assess the creditworthiness of Bank of America, N.A. For more information about the credit rating of Bank of America, N.A., please refer to its periodic filings with the SEC. The Trust does not lend money and has limited ability to borrow money, which the Trustee believes limits the Trust’s risk from the current tightening of credit markets. The Trust’s future royalty income, however, may be subject to risks relating to the creditworthiness of the operators of the Underlying Properties and WPX Gas Resources and other purchasers of the natural gas produced from the Underlying Properties, as well as risks associated with fluctuations in the price of natural gas. See “Item 1A — Risk Factors — Funds held by the Trustee are not insured by the Federal Deposit Insurance Corporation, and future royalty income may be subject to risks relating to the creditworthiness of third parties.”

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
Item 4. Controls and Procedures.
     The Trust maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. In addition, the disclosure controls and procedures are designed to ensure that information required to be disclosed by the Trust is accumulated and communicated to the Trustee to allow timely decisions regarding required disclosure. As of the end of the period covered by this report on Form 10-Q, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15. Based upon that evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures are effective in timely alerting the Trustee to material information relating to the Trust required to be included in the Trust’s periodic filings with the Securities and Exchange Commission. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by WPC. There has not been any change in the Trust’s internal control over financial reporting during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     Not Applicable.
Item 1A. Risk Factors.
     Except as set forth below, there has been no material changes in the risk factors disclosed in Part I, Item 1A of the Trust’s 2008 Report for the year ended December 31, 2008.
Funds held by the Trustee are not insured by the Federal Deposit Insurance Corporation, and future royalty income may be subject to risks relating to the creditworthiness of third parties.
     Currently, funds are invested in Bank of America money market accounts which are backed by the good faith and credit of Bank of America, N.A., but are not insured by the Federal Deposit Insurance Corporation (“FDIC”). Each Unitholder should independently assess the creditworthiness of Bank of America, N.A. For more information about the credit rating of Bank of America, N.A., please refer to its periodic filings with the SEC. The Trust does not lend money and has limited ability to borrow money, which the Trustee believes limits the Trust’s risk from the current tightening of credit markets. The Trust’s future royalty income, however, may be subject to risks relating to the creditworthiness of the operators of the Underlying Properties and WPX Gas Resources and other purchases of the natural gas produced from the Underlying Properties, as well as risks associated with fluctuations in the price of natural gas.
Items 2 through 5.
     Not applicable.
Item 6. Exhibits.
     The exhibits listed below are filed as part of this report on Form 10-Q:

EXHIBIT NUMBER	EXHIBIT
4.1 —	Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of December 1, 1992, by and among Williams Production Company, The Williams Companies, Inc. and Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), as trustees (filed as Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.2 —	First Amendment to the Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of December 15, 1992, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.2 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

EXHIBIT NUMBER	EXHIBIT
4.3 —	Second Amendment to the Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of January 12, 1993, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.3 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.4 —	Net Profits Conveyance effective as of October 1, 1992, by and among Williams Production Company, The Williams Companies, Inc., and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), and Chemical Bank Delaware (filed as Exhibit 4.4 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

15.1 —	Letter regarding unaudited interim financial information dated May 7, 2009, from the independent Registered Public Accounting Firm which acknowledges awareness of the use in registration statement of a report on unaudited interim financial information.

31.1 —	Certification by Ron E. Hooper, Senior Vice President and Administrator of Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated May 8, 2009, and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certificate by Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated May 8, 2009, and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS COAL SEAM GAS ROYALTY TRUST By: BANK OF AMERICA, N.A., Trustee
By:	/s/ RON E. HOOPER
Ron E. Hooper
Senior Vice President and Administrator

(The Trust has no directors or executive officers.)
Date: May 8, 2009

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT
4.1 —	Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of December 1, 1992, by and among Williams Production Company, The Williams Companies, Inc. and Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), as trustees (filed as Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.2 —	First Amendment to the Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of December 15, 1992, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.2 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.3 —	Second Amendment to the Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of January 12, 1993, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.3 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.4 —	Net Profits Conveyance effective as of October 1, 1992, by and among Williams Production Company, The Williams Companies, Inc., and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), and Chemical Bank Delaware (filed as Exhibit 4.4 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

15.1 —	Letter regarding unaudited interim financial information dated May 7, 2009, from the independent Registered Public Accounting Firm which acknowledges awareness of the use in registration statement of a report on unaudited interim financial information.

31.1 —	Certification by Ron E. Hooper, Senior Vice President and Administrator of Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated May 8, 2009, and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certificate by Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated May 8, 2009, and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).