Form 10-Q
period 2009-06-30
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 2009-08-10
CIK 895007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐ (not yet applicable to registrant)
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).       Yes ☐       No ☑
     Number of units of beneficial interest outstanding at August 10, 2009: 9,700,000

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
     The financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the “Trustee”) of Williams Coal Seam Gas Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Annual Report”). The December 31, 2008 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2009, the distributable income for the three-month and six-month periods ended June 30, 2009 and 2008, and the changes in trust corpus for the six-month periods ended June 30, 2009 and 2008, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
     The financial statements as of June 30, 2009, and for the three-month and six-month periods ended June 30, 2009 and 2008 included herein have been reviewed by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing herein.

Report of Independent Registered Public Accounting Firm
The Trustee
Williams Coal Seam Gas Royalty Trust
We have reviewed the condensed statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of June 30, 2009, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 2009 and 2008, and the condensed statements of changes in trust corpus for the six-month periods ended June 30, 2009 and 2008. These financial statements are the responsibility of the Trustee’s management.
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
/s/ Ernst & Young LLP
Tulsa, Oklahoma
August 10, 2009

WILLIAMS COAL SEAM GAS ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (UNAUDITED)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current Assets — cash and cash equivalents	$86,568	$45,419

Royalty interests in oil and gas properties (less accumulated amortization of $133,644,985 at June 30, 2009 and $132,988,670 at December 31, 2008) (Note 2)	4,921,679	5,577,994

TOTAL ASSETS	$5,008,247	$5,623,413

LIABILITIES AND TRUST CORPUS

Current Liabilities:

Accounts payable	$120,753	$31,193

Trust corpus — 9,700,000 units of beneficial interest authorized and outstanding (Note 2)	4,887,494	5,592,220

TOTAL LIABILITIES AND TRUST CORPUS	$5,008,247	$5,623,413

The accompanying notes are an integral part of these financial statements. See accountants’ review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	June 30, 2009	June 30, 2008
Royalty income (Notes 2, 6 and 7)	$931,608	$2,111,884
Interest income	180	3,419

Total	931,788	2,115,303

General and administrative expenses (Note 4)	(266,079)	(249,185)

Distributable income	$655,709	$1,866,118

Distributable income per unit (9,700,000 units) (Note 2)	$.07	$.19

The accompanying notes are an integral part of these financial statements. See accountants’ review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	SIX MONTHS	SIX MONTHS
	ENDED	ENDED
	June 30, 2009	June 30, 2008
Royalty income (Notes 2, 6 and 7)	$2,325,261	$4,146,535
Interest income	799	7,895

Total	2,326,060	4,154,430

General and administrative expenses (Note 4)	(638,367)	(548,901)

Distributable income	$1,687,693	$3,605,529

Distributable income per unit (9,700,000 units) (Note 2)	$.17	$.37

The accompanying notes are an integral part of these financial statements. See accountants’ review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	SIX MONTHS	SIX MONTHS
	ENDED	ENDED
	June 30, 2009	June 30, 2008
Trust corpus, beginning of period	$5,592,220	$6,877,977

Amortization of royalty interests (Note 2)	(656,315)	(545,092)

Distributable income	1,687,693	3,605,529
Distributions to Unitholders (Note 5)	(1,736,104)	(3,558,395)

Trust corpus, end of period	$4,887,494	$6,380,019

Distributions per unit (9,700,000 units) (Note 5)	$.18	$.37

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
     The Trust was formed to acquire and hold certain net profits interests (the “Royalty Interests”) in proved natural gas properties located in the San Juan Basin of New Mexico and Colorado (the “Underlying Properties”) owned by WPC. The Trust was initially created effective as of December 1, 1992, with a $100 contribution by WPC. On January 21, 1993, the Royalty Interests were conveyed to the Trust by WPC pursuant to the Net Profits Conveyance (the “Conveyance”) entered into effective as of October 1, 1992, by and among WPC, Williams, the Trustee and the Delaware Trustee, in consideration for all the 9,700,000 authorized units of beneficial interest in the Trust (“Units”). WPC transferred its Units by dividend to its parent, Williams, which sold an aggregate of 5,980,000 Units to the public through various underwriters in January and February 1993 (the “Public Offering”). Subsequently, Williams sold to the public an additional 151,209 Units. During the second quarter of 1995, Williams transferred its remaining Units to Williams Holdings of Delaware, Inc. (“WHD”), a separate holding company for Williams’ non-regulated businesses. Effective July 31, 1999, WHD was merged into Williams, and by operation of the merger, Williams assumed all assets, liabilities and obligations of WHD, including without limitation ownership of WHD’s Units. Effective August 11, 2000, Williams sold its Units to Quatro Finale IV LLC, a Delaware limited liability company (“QFIV”), in a privately negotiated transaction. Williams retained the voting rights and retained a “call” option on the transferred Units, and QFIV was granted a “put” option on the Units. Through a series of exercises of its call option, Williams reacquired an aggregate of 3,568,791 Units from December 2001 through June 2003. Williams has informed the Trustee that it has subsequently sold 2,779,500 of these Units through August 1, 2009 and owned a remaining 789,291 Units as of such date.
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
     On October 15, 2002, the New Mexico Oil and Gas Commission (NMOCD) revised the field rules for the Basin Fruitland Coal (Gas) Pool to allow optional second (infill) wells on the standard 320 acre spacing unit in certain designated areas of the pool (the non fairway wells). On July 17, 2003, the NMOCD further modified the field rules for the Basin Fruitland Coal (Gas) Pool to allow these infill wells on the standard 320 acre spacing unit in all areas of the pool. The WI Properties contain 484 infill locations designated as proved locations according to

U.S. Securities and Exchange Commission (“SEC”) guidelines. As of June 30, 2009, 437 infill locations are proved developed producing and 47 locations are proved undeveloped.
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
     The current outlook for 2009 commodity prices is significantly lower than the prices realized during 2008, resulting in uncertainty regarding the Trust’s ability to avoid a termination triggering event in accordance with the provisions of the Trust Agreement when the test is next performed as of December 31, 2009. The average monthly Blanco Hub Spot Price for the first six months of 2009 was $3.07 compared to the average price of $7.21 that was used by the independent petroleum engineers as of December 31, 2008 who calculated the net present value of the estimated future net revenues as of such date to be approximately $65 million. Additionally, the computed value could be negatively impacted by future revisions to the underlying reserve estimates. As a result, there is substantial doubt regarding the Trust’s ability to continue as a going concern. Should the Trust’s computed net present value fall below the $30 million stipulated threshold as of December 31, 2009, which appears increasingly likely as the average price for the first six months of 2009 is significantly lower than the average price for 2008, the Trust will terminate effective March 1, 2010. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.
     The termination of the Trust and the subsequent sale of the Royalty Interests would be taxable events to the Unitholders. Generally, a Unitholder will realize gain or loss equal to the difference between the amount realized on the sale of the Royalty Interests upon the termination of the Trust and such Unitholder’s adjusted basis in his Units. Gain or loss realized by a

Unitholder who is not a dealer with respect to such Units and who has a holding period for the Units of more than one year will be treated as long-term capital gain or loss except to the extent of any depletion recapture amount, which must be treated as ordinary income. Each Unitholder should consult such Unitholder’s own tax advisor regarding Trust tax compliance matters, including the Federal and state tax implications concerning a termination for the Trust and the sale of the Royalty Interests.
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
4. RELATED PARTY TRANSACTIONS
     Williams provides accounting, bookkeeping and informational services to the Trust in accordance with an Administrative Services Agreement effective December 1, 1992. The fee is $50,000 per quarter, escalating 3 percent each October 1 commencing October 1, 1993. For the three and six month periods ended June 30, 2009, the Trust expensed $80,235 and $160,471, respectively, as compared to $77,898 and $155,797 for the comparable period in 2008. Substantially all production from the WI Properties is sold to a Williams’ subsidiary. Additionally, all royalty income is received from Williams.
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
5. DISTRIBUTIONS TO UNITHOLDERS
     The Trustee determines for each quarter the amount of cash available for distribution to Unitholders. Such amount (the “Quarterly Distribution Amount”) is an amount equal to the excess, if any, of the cash received by the Trust, on or prior to the last day of the month following the end of each calendar quarter from the Royalty Interests, plus, with certain exceptions, any other cash receipts of the Trust during such quarter, over the liabilities of the Trust paid or accrued during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for the payment of contingent or future obligations of the Trust.
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

6. SUBSEQUENT EVENTS
     The Trustee has evaluated events occurring subsequent to the quarter ended June 30, 2009 through August 10, 2009. Subsequent to June 30, 2009, the Trust announced that it would not make a distribution for the third quarter of 2009 (attributable to the second quarter of 2009) because Trust expenses will exceed royalty income for the period.
     The distribution per unit attributable to the first quarter of 2009 (paid in the second quarter of 2009) was $.065169; however, Williams has notified the Trustee that WPC made an overpayment of $765,816 for such quarter. Williams waived any right to seek recoupment of the amount of the overpayment or reduce any future payments of royalty income to the Trust by the amount of the overpayment. If such overpayment had not been received by the Trust, there would have been no distribution for such quarter.
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
     Under the pricing mechanism of the Gas Purchase Contract, when the market price is less than $1.70 per MMBtu (the “Minimum Purchase Price”), the Trust will be paid the Minimum Purchase Price for the gas and an account (the “Price Credit Account”) will be maintained to identify the accrued and unrecouped amount of payments made to the Trust in excess of the market price. Any amounts in the Price Credit Account are subject to future recoupment when the market price exceeds the Minimum Purchase Price. As of June 30, 2009, there were no remaining unrecouped price credits in the Price Credit Account. To the extent there may in the future be a balance in the Price Credit Account, the entitlement to recoup price credits means that if and when the index price is above the Minimum Purchase Price, future royalty income paid to the Trust would be reduced until such time as such Price Credit Account is once again reduced to zero. Corresponding cash distributions to Unitholders would also be reduced.
     While the terms of the Gas Purchase Agreement pricing mechanism remain in place and no balance exists in the Price Credit Account, when the market price for natural gas exceeds $1.94 per MMBtu (as was the case during the first six months of 2009), the Trust receives only 50 percent of the excess of the market price over the $1.94 price per MMBtu before reduction for gathering, processing and certain other costs.

     WPC has notified the Trust that certain royalty matters are currently being litigated by a federal regulatory agency and another producer. Although neither WPC nor the Trust is a party to the litigation, the final outcome of that case might lead to a future unfavorable impact on the Trust’s royalty income and distributions.
     The majority of the production attributable to the Trust is within Federal Units. Unit participating areas are formed by pooling production from the participating area. Entitlement to the pooled production is based on each party’s acreage in the participating area divided by the total participating acreage. Wells drilled outside the participating area may create an enlargement to the participating area and a revision of the Unit ownership entitlement. The Bureau of Land Management (“BLM”) must approve Unit participating area expansions. The effective date for Unit expansions is retroactive to the date the well creating the expansion was tested. WPC notified the Trust that the second quarter 2009 royalty distribution to the Trust was positively impacted by approximately $11,000 for minor corrections. The second quarter 2008 distribution was reduced by approximately $43,000 for minor corrections.
     The royalty income presented in the accompanying statements of distributable income is on an entitlement basis and reflects WPC’s estimated impact of the most recent BLM participating area approvals through June 30, 2009.

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
     Distributable income of the Trust generally consists of the excess of royalty income plus interest income over the general and administrative expenses of the Trust. Upon receipt by the Trust, royalty income is invested in short-term investments in accordance with the Trust Agreement until its subsequent distribution to Unitholders. Currently, funds are invested in Bank of America money market accounts which are backed by the good faith of Bank of America, N.A., but are not insured by the Federal Deposit Insurance Corporation (“FDIC”). The Trust does not lend money and has limited ability to borrow money, which the Trustee believes limits the Trust’s risk from the current tightening of credit markets. The Trust’s future royalty income, however, may be subject to risks relating to the creditworthiness of the operators of the Underlying Properties and WPX Gas Resources and other purchasers of the natural gas produced from the Underlying Properties, as well as risks associated with fluctuations in the price of natural gas. Additional risks are described in “Item 1A – Risk Factors” of the 2008 Annual Report.
     The amount of distributable income of the Trust for any quarter may differ from the amount of cash available for distribution to Unitholders in such quarter due to differences in the treatment of the expenses of the Trust in the determination of those amounts. The financial statements of the Trust are prepared on a modified cash basis pursuant to which general and administrative expenses of the Trust are recognized when incurred whereas royalty income is recognized when received. Consequently, the reported distributable income of the Trust for any quarter is determined by deducting from the income received by the Trust the amount of expenses incurred by the Trust during such quarter. The amount of cash available for distribution to Unitholders, however, is determined in accordance with the provisions of the Trust Agreement and reflects the deduction from the income actually received by the Trust of the amount of expenses actually paid or accrued by the Trust and adjustments for changes in reserves for unpaid liabilities. See Note 5 to the financial statements of the Trust appearing elsewhere in this report on Form 10-Q for additional information regarding the determination of the amount of cash available for distribution to Unitholders.
     Subsequent to June 30, 2009, the Trust announced that it would not make a distribution for the third quarter of 2009 (attributable to the second quarter of 2009) because Trust expenses will exceed royalty income for the period. In addition, Williams has notified the Trust that WPC made an overpayment of $765,816 to the Trust for the production quarter ending March 31, 2009; however, Williams waived any right to seek recoupment of the amount of the overpayment or reduce any future payments of royalty income to the Trust by the amount of the overpayment. If such overpayment had not been received by the Trust, there would have been no distribution for the second quarter of 2009 (attributable to the first quarter of 2009).
     There is substantial doubt as to our ability to continue as a going concern. Commodity prices have decreased over the past year, and underlying reserves are depleting. If the Trust’s computed net present value of the estimated future net revenues for proved reserves attributable to the Royalty Interests falls below the $30 million stipulated threshold as of December 31, 2009, we will be forced to terminate the Trust pursuant to the termination and liquidation provisions in the Trust Agreement. As of December 31, 2008, the net present value of the estimated future net revenues for proved reserves attributable to the Royalty Interests computed in accordance with the Trust Agreement, using an average 2008 index price of $7.21, by the independent petroleum engineers, was $65 million. While the results of this computation did not trigger an early termination of the Trust as of December 31, 2008, future computations are subject to the numerous uncertainties in estimating the future net revenues as described in “Item 1A—Risk Factors” in the 2008 Annual Report. The negative commodity price outlook for 2009 has to date negatively impacted actual index prices used in the Trust’s termination calculation, and appears increasingly likely that it will impact the December 31, 2009 termination evaluation and trigger termination of the Trust in accordance with the provisions of the Trust Agreement. The average monthly Blanco Hub Spot Price for the first six months of 2009 was $3.07 compared to the average price of $7.21 that was used by the independent petroleum engineers as of December 31, 2008 who calculated the net present value of the estimated future net revenues as of such date to be approximately $65 million. Trust reserve estimates depend on many assumptions that may prove to be inaccurate, which could cause both estimated reserves and estimated future net revenues to be too high, leading to write-downs of estimated reserves, including changes in pricing, costs and production volumes. As a result, the ability of the reserves to exceed the threshold in the future is uncertain, and there is substantial doubt regarding the Trust’s ability to continue as a going concern. See “Termination and Liquidation of the Trust” below for a further description of the termination provisions of the Trust Agreement. There can be no assurance that future distributions, including any distributions upon an liquidation and termination of the Trust will equal or exceed the purchase price paid by Unitholders for Units. See “Part II, Item 1A – Risk Factors.”

Three Months and Six Months Ended June 30, 2009 Compared to Three Months and Six Months Ended June 30, 2008
     For the quarter ended June 30, 2009, royalty income received by the Trust amounted to $931,608 as compared to $2,111,884 received for the same quarter in 2008. The decrease in royalty income is primarily due to lower production and lower natural gas prices. Royalty income would have been $165,792 for the quarter ended June 30, 2009, if the Trust had not received an overpayment from WPC of $765,816. Williams has informed the Trust that it waives any right to seek repayment of such amount. Production volumes are affected by changes in sales prices for natural gas produced and costs that are deducted in calculating the NPI Net Proceeds. Production related to the royalty income received by the Trust in the second quarter of 2009 was 473,556 MMBtu as compared to 668,693 MMBtu for the second quarter 2008.
     Royalty income for the six months ended June 30, 2009 was $2,325,261 as compared to $4,146,535 for the same period in 2008. Royalty income for the six month period ended June 30, 2009 would have been $1,559,445 if not for the overpayment by WPC. Production related to the royalty income received by the Trust for the six months ended June 30, 2009 was 1,128,876 MMBtu as compared to 1,533,100 MMBtu for the six months ended June 30, 2008. The decrease in royalty income is attributed to lower prices compared to the previous year.
     Interest income for the three month and six month periods ended June 30, 2009 was lower due to lower interest rates and less funds available for investment compared to the same periods in 2008. General and administrative expenses for the three month period ended June 30, 2009 were comparable to the same period in 2008. General and administrative expenses for the six month period ended June 30, 2009 were higher compared to the same period in 2008 due to higher professional costs.
     Distributable income for the quarter ended June 30, 2009 was $665,709 or $.07 per Unit compared to $1,866,118 or $.19 per Unit for the same quarter in 2008. This decrease was the result of lower royalty income as previously described. A distribution of $.065169 per Unit was made on May 30, 2009 to Unitholders of record on May 15, 2009. Distributable income for the six months ended June 30, 2009 was $1,687,693 as compared to $3,605,529 for the same period in 2008. This decrease was the result of lower production volumes and lower prices and, as described above, the 2009 distributions were benefited by the overpayment amount from WPC. If natural gas prices remain at current levels or decrease, royalty income may not exceed Trust expenses in future quarters (see Note 6 to the financial statements in Item 1 regarding third quarter), in which case distributions would cease.
     Because the Trust incurs administrative expenses throughout a quarter but receives its royalty income only once in a quarter, the Trustee established in the first quarter of 1993 a cash reserve for the payment of expenses and liabilities of the Trust. The Trustee thereafter has adjusted the amount of such reserve in certain quarters as required for the payment of the Trust’s expenses and liabilities, in accordance with the provisions of the Trust Agreement. The Trustee has maintained a cash reserve that will be reduced by Trust expenses in excess of royalty income.

     Royalty income to the Trust is attributable to the sale of depleting assets. All of the Underlying Properties burdened by the Royalty Interests consist of producing properties. Accordingly, the proved reserves attributable to WPC’s interest in the Underlying Properties are expected to decline substantially during the term of the Trust and a portion of each cash distribution made by the Trust will, therefore, be analogous to a return of capital. Accordingly, cash yields attributable to the Units are expected to decline over the term of the Trust. Cash yields will cease when Trust expenses exceed royalty income, as will be the case for the third quarter of 2009 and would have been the case for the second quarter of 2009 if not for the WPC overpayment. If natural gas prices remain at current levels or decrease, cash yields may cease for the foreseeable future, including, potentially, through termination of the Trust.
     Royalty income received by the Trust in a given calendar quarter will generally reflect the sum of (i) net proceeds from the sale of gas produced from the WI Properties during the preceding calendar quarter, plus (ii) cash received by WPC with respect to the Farmout Properties either (a) during the preceding calendar quarter or (b) if received in sufficient time to be paid to the Trust, in the month immediately following such calendar quarter. Accordingly, the royalty income included in distributable income for the quarter ended June 30, 2009, was based on production volumes and natural gas prices for the period January 2009 through March 2009, as shown in the table below. Due to delays associated with the receipt of income related to the Farmout Properties, the Trust’s royalty income for the second quarter of 2009 reflects estimated production volumes from the Farmout Properties for the months of December 2008 through February 2009, as shown in the table below. The net production volumes included in the table below are for production attributable to net profits of the Underlying Properties, and not for production attributable to the Trust’s Royalty Interests. Prices since March 31, 2008 have dropped significantly and will reduce or eliminate the future distributions of the Trust. In turn, lower prices will affect the future reserves of the Trust.

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008
Production (MMBtu) (1)
WI Properties	517,461 (2)	878,626 (3)
Farmout Properties	216,729	235,863
Infill Properties (5)	165,212	0

Blanco Hub Spot Price ($/MMBtu) (4)	$3.54	$7.25

Net Wellhead Price WI Properties ($/MMBtu) (4)	$1.80	$3.20 (6)

(1)	Million British Thermal Units.

(2)	Includes unfavorable retroactive adjustments of (38,339) MMBtu.

(3)	Includes unfavorable retroactive adjustments of (29,020) MMBtu.

(4)	Simple average of estimates for the months included in the period presented.

(5)	Includes unfavorable retroactive adjustments of (36,055) MMBtu.

(6)	Reflects an overpayment by WPC of $765,816 which Williams has waived any right to recoup.
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
     For the six months ended June 30, 2009, which is based on production volumes and natural gas prices for the six months ended March 31, 2009, the Blanco Hub Spot Price was above $2.00 per MMBtu, and therefore the applicable index price under the Gas Purchase Contract, which is equal to 97% of the Blanco Hub Spot Price, was above $1.94 per MMBtu through such period. In general, under the Gas Purchase Contract, the Trust only receives the benefit of 50 percent of any amount by which the applicable index price exceeds $1.94 per MMBtu. Consequently, pursuant to the terms of the Gas Purchase Contract, WPX Gas Resources paid WPC an amount for gas purchased equal to $1.94 per MMBtu, less the costs paid by WPX Gas Resources to gather and process such gas and deliver it to specified delivery points plus 50 percent of the excess of the applicable index price over $1.94 per MMBtu. The Blanco Hub Spot Price remained above $2.00 per MMBtu in July 2009.
     The information in this report on Form 10-Q concerning production and prices relating to the Underlying Properties is based on information prepared and furnished by WPC to the Trustee. The Trustee has no control over and no responsibility relating to the operation of the Underlying Properties.

Termination and Liquidation of the Trust
     With respect to the Trust termination provisions as outlined in the Trust Agreement, the net present value of the estimated future net revenues computed in accordance with the Trust Agreement, using an average 2008 index price of $7.21, by the independent petroleum engineers as of December 31, 2008 was approximately $65 million. While the results of this computation did not trigger an early termination of the Trust as of December 31, 2008, future computations are subject to the numerous uncertainties in estimating the future net revenues. As indicated in Note 2 to the financial statements in Item 1, the current outlook for 2009 commodity prices is significantly lower than the prices realized during 2008, resulting in uncertainty regarding the Trust’s ability to avoid a termination triggering event in accordance with the provisions of the Trust Agreement when the test is next performed as of December 31, 2009. The average monthly Blanco Hub Spot Price for the first six months of 2009 was $3.07 compared to the average price of $7.21 that was used by the independent petroleum engineers as of December 31, 2008 who calculated the net present value of the estimated future net revenues as of such date to be approximately $65 million. Additionally, the computed value could be negatively impacted by future revisions to the underlying reserve estimates. As a result, there is substantial doubt regarding the Trust’s ability to continue as a going concern. Should the Trust’s computed net present value fall below the $30 million stipulated threshold as of December 31, 2009, the Trust will terminate effective March 1, 2010.
     Pursuant to the terms of the Trust Agreement, the Trust will terminate no later than December 31, 2012 or upon the first to occur of certain events, including (i) the disposition by the Trust of all Royalty Interests; (ii) following an affirmative vote in favor of termination of the Trust by the holders of record of more than 50% of the then outstanding Units; (iii) such time as the ratio of cash received by the Trust with respect to the Royalty Interests (excluding the effect on cash distributions received by the Trust in respect of the Royalty Interests of excess capital costs) to administrative costs of the Trust is less than 1.2 to 1.0 for three (3) consecutive calendar quarters, and (iv) March 1 of any calendar year if, based on a reserve report as of December 31 of the prior year, it is determined that, as of such date, the net present value (discounted at 10 percent) of the estimated future net revenues (calculated in accordance with criteria established by the SEC) for proved reserves attributable to the Royalty Interests but using the average monthly Blanco Hub Spot Price for the past calendar year less certain gathering costs is equal to or less than the $30 million (the date of the first of such occurrences is referred to herein as the “Termination Date”). As indicated in Note 2, the 2009 commodity price outlook has resulted in uncertainty regarding the Trust’s ability to avoid a termination event pursuant to the terms of the Trust Agreement.
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
     The sale of the Remaining Royalty Interests and the termination of the Trust will be taxable events to the Unitholders. Generally, a Unitholder will realize gain or loss equal to the difference between the amount realized on the sale of the Remaining Royalty Interests and his adjusted basis in such Units. Gain or loss realized by a Unitholder who is not a dealer with respect to such Units and who has a holding period for the Units of more than one year will be treated as long-term capital gain or loss except to the extent of any depletion recapture amount, which must be treated as ordinary income. Each Unitholder should consult his own tax advisor regarding Trust tax compliance matters, including Federal and state tax implications concerning the sale of the Remaining Royalty Interests and the termination of the Trust.
     There can be no assurance that future distributions, including any distributions upon a liquidation and termination of the Trust will equal or exceed the purchase price paid by Unitholders for Units. See “Part II, Item 1A – Risk Factors.”
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
Forward-Looking Statements
     This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbor created thereby. All statements other than statements of historical fact included in this report on Form 10-Q, including, without limitation, statements contained in this “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Trust’s financial position and industry conditions and potential termination of the Trust, are forward-looking statements. Although the Trustee believes that the expectations reflected in such forward- looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

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
     Upon receipt by the Trust, royalty income is invested in short term investments in accordance with the Trust Agreement until its subsequent distribution to Unitholders. Currently, funds are invested in Bank of America money market accounts which are backed by the good faith and credit of Bank of America, N.A., but are not insured by the FDIC. Each Unitholder should independently assess the creditworthiness of Bank of America, N.A. For more information about the credit rating of Bank of America, N.A., please refer to its periodic filings with the SEC. The Trust does not lend money and has limited ability to borrow money, which the Trustee believes limits the Trust’s risk from the current tightening of credit markets. The Trust’s future royalty income, however, may be subject to risks relating to the creditworthiness of the operators of the Underlying Properties and WPX Gas Resources and other purchasers of the natural gas produced from the Underlying Properties, as well as risks associated with fluctuations in the price of natural gas. See “Part II, Item 1A — Risk Factors — Funds held by the Trustee are not insured by the Federal Deposit Insurance Corporation, and future royalty income may be subject to risks relating to the creditworthiness of third parties.” Information contained in Bank of America, N.A’s periodic filings with the SEC is not incorporated by reference into this quarterly report on Form 10-Q and should not be considered part of this report or any other filing that the Trust makes with the SEC.
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
     The Trust maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. In addition, the disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Trust is accumulated and communicated to the Trustee to allow timely decisions regarding required disclosure. As of the end of the period covered by this report on Form 10-Q, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15. Based upon that evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934 and are effective in ensuring that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Trustee to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by WPC. There has not been any change in the Trust’s internal control over financial reporting during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
     Not applicable.

Item 1A.	Risk Factors.
     Except as set forth below, there has been no material changes in the risk factors disclosed in Part I, Item 1A of the Trust’s 2008 Report for the year ended December 31, 2008.

Current commodity prices may result in minimal or no future distributions, and distributions, including any distributions upon a termination and liquidation of the Trust may not equal or exceed the purchase price paid by a Unitholder for Units.
     If commodity prices remain at current levels or decrease, Trust expenses may exceed royalty income, in which case, distributions may cease for the foreseeable future, including, potentially, through termination of the Trust. The market price for Trust Units is based on a variety of factors outside the control of the Trustee. There is no guarantee that future distributions, including any distributions upon a termination and liquidation of the Trust will equal or exceed the purchase price paid by the Unitholder.
There is substantial doubt about our ability to continue as a going concern.
     There is substantial doubt as to our ability to continue as a going concern. The factors contributing to this concern include commodity prices that have decreased over the past year and depleting underlying reserves. Please read Note 2 to “Item 8 — Financial Statement and Supplementary Data — Notes to Financial Data” in our Annual Report on Form 10-K for the year ended December 31, 2008, which included our independent registered public accounting firm’s report accompanying the financial statements included therein containing a statement expressing substantial doubt as to our ability to continue as a going concern. If the Trust’s computed net present value of the estimated future net revenues for proved reserves attributable to the Royalty Interests falls below the $30 million stipulated threshold as of December 31, 2009, we will be forced to terminate the Trust pursuant to the termination and liquidation provisions in the Trust Agreement. As of December 31, 2008, the net present value of the estimated future net revenues for proved reserves attributable to the Royalty Interests computed in accordance with the Trust Agreement, using an average 2008 index price of $7.21, by the independent petroleum engineers, was approximately $65 million. While the results of this computation did not trigger an early termination of the Trust as of December 31, 2008, future computations are subject to the numerous uncertainties in estimating the future net revenues as described in “Item 1A—Risk Factors” to our annual report on Form 10-K for the year ended December 31, 2008. The negative commodity price outlook for 2009 has to date negatively impacted actual index prices used in the Trust’s termination calculation, and appears increasingly likely that it will impact the December 31, 2009 termination evaluation and trigger termination of the Trust in accordance with the provisions of the Trust Agreement. The average monthly Blanco Hub Spot Price for the first six months of 2009 was $3.07 compared to the average price of $7.21 that was used by our independent petroleum engineers as of December 31, 2008 who calculated the net present value of the estimated future net reserves as of such date to be approximately $65 million. Trust reserve estimates depend on many assumptions that may prove to be inaccurate, which could cause both estimated reserves and estimated future net revenues to be too high, leading to write-downs of estimated reserves, including changes in pricing, costs and production volumes. As a result, the ability of the reserves to exceed the threshold in the future is uncertain, and there is substantial doubt regarding the Trust’s ability to continue as a going concern.
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
4.1—
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

4.2—
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

4.3—
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
4.4—
Net Profits Conveyance effective as of October 1, 1992, by and among Williams Production Company, The Williams Companies, Inc., and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), and Chemical Bank Delaware (filed as Exhibit 4.4 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

15.1 —
Letter regarding unaudited interim financial information dated August 10, 2009, from the independent Registered Public Accounting Firm which acknowledges awareness of the use in registration statement of a report on unaudited interim financial information.

31.1 —
Certification by Ron E. Hooper, Senior Vice President and Administrator of Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated August 10, 2009, and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —
Certificate by Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated August 10, 2009, and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS COAL SEAM GAS ROYALTY TRUST

By:	BANK OF AMERICA, N.A., Trustee

	By:	/s/ RON E. HOOPER Ron E. Hooper
Senior Vice President and Administrator
(The Trust has no directors or executive officers.)
Date: August 10, 2009

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT
4.1—
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

4.2—
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

4.3—
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

4.4—
Net Profits Conveyance effective as of October 1, 1992, by and among Williams Production Company, The Williams Companies, Inc., and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), and Chemical Bank Delaware (filed as Exhibit 4.4 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

15.1 —	Letter regarding unaudited interim financial information dated August 10, 2009, from the independent Registered Public Accounting Firm which acknowledges awareness of the use in

EXHIBIT NUMBER	EXHIBIT
registration statement of a report on unaudited interim financial information.

31.1 —
Certification by Ron E. Hooper, Senior Vice President and Administrator of Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated August 10, 2009, and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —
Certificate by Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated August 10, 2009, and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).