Form 10-Q
period 2009-09-30
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 2009-11-06
CIK 895007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____ to _____
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     Number of units of beneficial interest outstanding at November 6, 2009: 9,700,000

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
     The financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the “Trustee”) of Williams Coal Seam Gas Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Annual Report”). The December 31, 2008 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2009, the distributable income (expenses in excess of income) for the three-month and nine-month periods ended September 30, 2009 and 2008, and the changes in trust corpus for the nine-month periods ended September 30, 2009 and 2008, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
     The financial statements as of September 30, 2009, and for the three-month and nine-month periods ended September 30, 2009 and 2008 included herein have been reviewed by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing herein.

Report of Independent Registered Public Accounting Firm
The Trustee
Williams Coal Seam Gas Royalty Trust
We have reviewed the condensed statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of September 30, 2009, and the related condensed statements of distributable income (expenses in excess of income) for the three-month and nine-month periods ended September 30, 2009 and 2008, and the condensed statements of changes in trust corpus for the nine-month periods ended September 30, 2009 and 2008. These financial statements are the responsibility of the Trustee’s management.
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

/s/ Ernst & Young LLP

Tulsa, Oklahoma
November 6, 2009

WILLIAMS COAL SEAM GAS ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (UNAUDITED)

	September 30,	December 31,
	2009	2008
	(Unaudited)

ASSETS

Current Assets — cash and cash equivalents	$52,542	$45,419

Royalty interests in oil and gas properties (less accumulated amortization of $133,725,319 at September 30, 2009 and $132,988,670 at December 31, 2008) (Note 2)	4,841,345	5,577,994

TOTAL ASSETS	$4,893,887	$5,623,413

LIABILITIES AND TRUST CORPUS

Current Liabilities:
Accounts payable	$191,436	$31,193

Trust corpus — 9,700,000 units of beneficial interest authorized and outstanding (Note 2)	4,702,451	5,592,220

TOTAL LIABILITIES AND TRUST CORPUS	$4,893,887	$5,623,413

The accompanying notes are an integral part of these financial statements. See accountants’ review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (EXPENSES IN EXCESS OF INCOME) (UNAUDITED)

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	September 30, 2009	September 30, 2008

Royalty income (Notes 2 and 7)	$77,767	$3,629,317
Interest income	42	6,058

Total	77,809	3,635,375

General and administrative expenses (Note 4)	(182,005)	(155,777)

Distributable income (expenses in excess of income)	$(104,196)	$3,479,598

Distributable income (expenses in excess of income) per unit (9,700,000 units) (Note 2)	$(.01)	$.36

The accompanying notes are an integral part of these financial statements. See accountants’ review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	NINE MONTHS	NINE MONTHS
	ENDED	ENDED
	September 30, 2009	September 30, 2008

Royalty income (Notes 2 and 7)	$2,403,029	$7,775,852
Interest income	841	13,952

Total	2,403,870	7,789,804

General and administrative expenses (Note 4)	(820,886)	(704,677)

Distributable income	$1,582,984	$7,085,127

Distributable income per unit (9,700,000 units) (Note 2)	$0.16	$0.73

The accompanying notes are an integral part of these financial statements. See accountants’ review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	NINE MONTHS	NINE MONTHS
	ENDED	ENDED
	September 30, 2009	September 30, 2008

Trust corpus, beginning of period	$5,592,220	$6,877,977

Amortization of royalty interests (Note 2)	(736,649)	(868,661)

Distributable income	1,582,984	7,085,127
Distributions to Unitholders (Note 5)	(1,736,104)	(6,951,298)

Trust corpus, end of period	$4,702,451	$6,143,145

Distributions per unit (9,700,000 units) (Note 5)	$0.18	$0.72

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
     The Trust was formed to acquire and hold certain net profits interests (the “Royalty Interests”) in proved natural gas properties located in the San Juan Basin of New Mexico and Colorado (the “Underlying Properties”) owned by WPC. The Trust was initially created effective as of December 1, 1992, with a $100 contribution by WPC. On January 21, 1993, the Royalty Interests were conveyed to the Trust by WPC pursuant to the Net Profits Conveyance (the “Conveyance”) entered into effective as of October 1, 1992, by and among WPC, Williams, the Trustee and the Delaware Trustee, in consideration for all the 9,700,000 authorized units of beneficial interest in the Trust (“Units”). WPC transferred its Units by dividend to its parent, Williams, which sold an aggregate of 5,980,000 Units to the public through various underwriters in January and February 1993 (the “Public Offering”). Subsequently, Williams sold to the public an additional 151,209 Units. During the second quarter of 1995, Williams transferred its remaining Units to Williams Holdings of Delaware, Inc. (“WHD”), a separate holding company for Williams’ non-regulated businesses. Effective July 31, 1999, WHD was merged into Williams, and by operation of the merger, Williams assumed all assets, liabilities and obligations of WHD, including without limitation, ownership of WHD’s Units. Effective August 11, 2000, Williams sold its Units to Quatro Finale IV LLC, a Delaware limited liability company (“QFIV”), in a privately negotiated transaction. Williams retained the voting rights and retained a “call” option on the transferred Units, and QFIV was granted a “put” option on the Units. Through a series of exercises of its call option, Williams reacquired an aggregate of 3,568,791 Units from December 2001 through June 2003. Williams has informed the Trustee that it has subsequently sold 2,779,500 of these Units through November 1, 2009 and owned a remaining 789,291 Units as of such date.
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
     On October 15, 2002, the New Mexico Oil and Gas Commission (NMOCD) revised the field rules for the Basin Fruitland Coal (Gas) Pool to allow optional second (infill) wells on the standard 320 acre spacing unit in certain designated areas of the pool (the non fairway wells). On July 17, 2003, the NMOCD further modified the field rules for the Basin Fruitland Coal (Gas) Pool to allow these infill wells on the standard 320 acre spacing unit in all areas of the pool. The WI Properties contain 484 infill locations designated as proved locations according to

U.S. Securities and Exchange Commission (“SEC”) guidelines. As of September 30, 2009, 437 infill locations are proved developed producing and 47 locations are proved undeveloped.
     The Infill Wells reached payout in the aggregate in 2008, resulting in the Trust receiving its 20 percent interest in WPC’s Infill Net Proceeds through the second quarter of 2009. However, as of September 30, 2009, WPC has informed the Trustee that due to the net deficit realized by the Infill Wells during the third quarter, the Infill Net Profit Costs now exceed the Infill Net Profit Gross Proceeds by approximately $335,000. The Trust will not be liable for such excess costs, and such excess costs will hereafter constitute Excess Infill Net Profit Costs until recovered by WPC. The Trust will not receive its 20 percent interest in WPC’s Infill Net Proceeds until such time as the Infill Net Profits Gross Proceeds exceeds the Infill Net Profit Costs on an aggregate basis. The complete definitions of Infill Net Proceeds, Infill Net Profit Costs, Excess Infill Net Profit Costs, and Infill Net Profit Gross Proceeds are set forth in the Conveyance.
     The decrease in royalty income for the quarter ended September 30, 2009 compared to the same quarter in 2008 is primarily due to lower production and significantly lower natural gas prices, impacting the net profits interest due to the Trust. Production volumes are affected by changes in sales prices for natural gas produced and costs that are deducted in calculating the NPI Net Proceeds. Royalty income for the nine month period ended September 30, 2009 would have been $1,637,213 if the Trust had not received an overpayment from WPC of $765,816 in the second quarter of 2009. Williams has informed the Trust that it waives any right to seek repayment of such amount.
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
     The current outlook for 2009 commodity prices is significantly lower than the prices realized during 2008, resulting in uncertainty regarding the Trust’s ability to avoid a termination triggering event in accordance with the provisions of the Trust Agreement when the test is next performed as of December 31, 2009. The simple average monthly Blanco Hub Spot Price for the first nine months of 2009 was $3.00 compared to the average price of $7.21 that was used by the independent petroleum engineers as of December 31, 2008 who calculated the net present value of the estimated future net revenues as of such date to be approximately $65 million. Additionally, the computed value could be negatively impacted by future revisions to the underlying reserve estimates. As a result, there is substantial doubt regarding the Trust’s ability to continue as a going concern. Should the Trust’s computed net present value fall below the $30 million stipulated threshold as of December 31, 2009, which appears increasingly likely as the average price for the first nine months of 2009 is significantly lower than the average price for 2008, the Trust will terminate effective March 1, 2010. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty, including the ultimate liquidation of the Trust and its assets.
     The termination of the Trust and the subsequent sale of the Royalty Interests would be taxable events to the Unitholders for Federal income tax purposes. Generally, a Unitholder will realize gain or loss equal to the difference between the amount realized on the sale of the Royalty Interests upon the termination of the Trust and such Unitholder’s adjusted basis in his Units. Gain or loss realized by a Unitholder who is not a dealer with respect to such Units and who has a holding period for the Units of more than one year will be treated as long-term capital gain or loss except to the extent of any depletion recapture amount, which must be treated as ordinary income. State tax consequences may also result to Unitholders upon the termination of the Trust and the sale of the Royalty Interests. Each Unitholder should consult such Unitholder’s own tax advisor regarding Trust tax compliance matters, including the Federal and state tax implications concerning a termination of the Trust and the sale of the Royalty Interests.
     The financial statements of the Trust are prepared on a modified cash basis and are not intended to present financial position and results of operations in conformity with United States Generally Accepted Accounting Principles (“GAAP”). Preparation of the Trust’s financial statements on such basis includes the following:
•	Revenues are recognized in the period in which amounts are received by the Trust. Routine general and administrative expenses are recognized on an accrual basis. No amounts have been accrued for services which may be required in the future related to the possible termination of the Trust.

•	Amortization of the Royalty Interests is calculated on a unit-of-production basis and charged directly to trust corpus.

•	Distributions to Unitholders are recorded when declared by the Trustee (See Note 5).

•	Loss contingencies are recognized in the period in which amounts are paid by the Trust.
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
     In December 2008, the SEC released Final Rule, Modernization of Oil and Gas Reporting. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. In September 2009, the Financial Accounting Standards Board (“FASB”) announced a proposed accounting standards update to align the oil and gas reserve estimation and disclosure requirements of Extractive Industries — Oil and Gas (Topic 932) with the requirements in the SEC Final Rule. The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009. The effect of the SEC rule and the proposed FASB update has not been determined.
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

4. RELATED PARTY TRANSACTIONS
     Williams provides accounting, bookkeeping and informational services to the Trust in accordance with an Administrative Services Agreement effective December 1, 1992. The fee is $50,000 per quarter, escalating 3 percent each October 1 commencing October 1, 1993. For the three and nine month periods ended September 30, 2009, the Trust expensed $80,235 and $240,706, respectively, as compared to $77,898 and $233,695 for the comparable period in 2008. At September 30, 2009, accounts payable includes $160,470 due Williams (none at December 31, 2008). Substantially all production from the WI Properties is sold to a Williams’ subsidiary. Additionally, all royalty income is received from Williams.
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
6. SUBSEQUENT EVENTS
     The Trustee has evaluated events occurring subsequent to the quarter ended September 30, 2009 through November 6, 2009. Subsequent to September 30, 2009, the Trust declared the following distribution:

Quarterly
Record	Payment	Distribution
Date	Date	per Unit

November 16, 2009	November 27, 2009	$.022074
     The distribution per unit was $.022074 attributable to the third quarter of 2009 (payable in the fourth quarter of 2009) as compared to no distribution attributable to the second quarter of 2009. The increase in distributions is mainly the result of higher natural gas prices.
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

     Under the pricing mechanism of the Gas Purchase Contract, when the market price is less than $1.70 per MMBtu (the “Minimum Purchase Price”), the Trust will be paid the Minimum Purchase Price for the gas and an account (the “Price Credit Account”) will be maintained to identify the accrued and unrecouped amount of payments made to the Trust in excess of the market price. Any amounts in the Price Credit Account are subject to future recoupment when the market price exceeds the Minimum Purchase Price. As of September 30, 2009, there were no remaining unrecouped price credits in the Price Credit Account. To the extent there may in the future be a balance in the Price Credit Account, the entitlement to recoup price credits means that if and when the index price is above the Minimum Purchase Price, future royalty income paid to the Trust would be reduced until such time as such Price Credit Account is once again reduced to zero. Corresponding cash distributions to Unitholders would also be reduced.
     While the terms of the Gas Purchase Agreement pricing mechanism remain in place and no balance exists in the Price Credit Account, when the market price for natural gas exceeds $1.94 per MMBtu (as was the case during the first nine months of 2009), the Trust receives only 50 percent of the excess of the market price over the $1.94 price per MMBtu before reduction for gathering, processing and certain other costs.
     WPC has notified the Trust that certain royalty matters are currently being litigated by a federal regulatory agency and another producer. Although neither WPC nor the Trust is a party to the litigation, the final outcome of that case might lead to a future unfavorable impact on the Trust’s royalty income and distributions.
     The majority of the production attributable to the Trust is within Federal Units. Unit participating areas are formed by pooling production from the participating area. Entitlement to the pooled production is based on each party’s acreage in the participating area divided by the total participating acreage. Wells drilled outside the participating area may create an enlargement to the participating area and a revision of the Unit ownership entitlement. The Bureau of Land Management (“BLM”) must approve Unit participating area expansions. The effective date for Unit expansions is retroactive to the date the well creating the expansion was tested. WPC notified the Trust that the third quarter 2009 royalty distribution to the Trust was positively impacted by approximately $28,500 for minor corrections.
     The royalty income presented in the accompanying statements of distributable income is on an entitlement basis and reflects WPC’s estimated impact of the most recent BLM participating area approvals through September 30, 2009.
Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.
     When excess cash is available, the Trust makes quarterly cash distributions to Unitholders. The only assets of the Trust, other than cash and cash equivalents being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Royalty Interests. The Royalty Interests owned by the Trust burden the Underlying Properties, which are owned by WPC and not the Trust.

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
     The Trustee had previously announced that the Trust would not make a distribution for the third quarter of 2009 because Trust expenses exceeded royalty income for the quarter. While the Trustee has announced that the Trust will make a distribution for the fourth quarter of 2009 (attributable to the third quarter of 2009), if natural gas prices remain at current levels or decrease, royalty income may not exceed Trust expenses in future quarters, in which case no distributions will be made.
     There is substantial doubt as to the Trust’s ability to continue as a going concern. Commodity prices have decreased over the past year, and underlying reserves are depleting. If the Trust’s computed net present value of the estimated future net revenues for proved reserves attributable to the Royalty Interests falls below the $30 million stipulated threshold as of December 31, 2009, we will be forced to terminate the Trust pursuant to the termination and liquidation provisions in the Trust Agreement. As of December 31, 2008, the net present value of the estimated future net revenues for proved reserves attributable to the Royalty Interests computed in accordance with the Trust Agreement, using an average 2008 index price of $7.21, by the independent petroleum engineers, was $65 million. While the results of this computation did not trigger an early termination of the Trust as of December 31, 2008, future computations are subject to the numerous uncertainties in estimating the future net revenues as described in

“Item 1A—Risk Factors” in the 2008 Annual Report. The negative commodity price environment throughout 2009 and the outlook for the remainder of 2009 have to date negatively impacted actual index prices used in the Trust’s termination calculation, and it appears increasingly likely that it will impact the December 31, 2009 termination evaluation and trigger termination of the Trust in accordance with the provisions of the Trust Agreement. The simple average monthly Blanco Hub Spot Price for the first nine months of 2009 was $3.00 compared to the average price of $7.21 that was used by the independent petroleum engineers as of December 31, 2008 who calculated the net present value of the estimated future net revenues as of such date to be approximately $65 million. Trust reserve estimates depend on many assumptions that may prove to be inaccurate, which could cause both estimated reserves and estimated future net revenues to be too high, leading to write-downs of estimated reserves, including changes in pricing, costs and production volumes. As a result, the ability of the reserves to exceed the threshold in the future is uncertain, and there is substantial doubt regarding the Trust’s ability to continue as a going concern. See “Termination and Liquidation of the Trust” below for a further description of the termination provisions of the Trust Agreement. There can be no assurance that future distributions, including any distributions upon an liquidation and termination of the Trust will equal or exceed the purchase price paid by Unitholders for Units. See “Part II, Item 1A — Risk Factors.”
Three Months and Nine Months Ended September 30, 2009 Compared to Three Months and Nine Months Ended September 30, 2008
     For the quarter ended September 30, 2009, royalty income received by the Trust amounted to $77,767 as compared to $3,629,317 received for the same quarter in 2008. The decrease in royalty income is primarily due to lower production and significantly lower natural gas prices, impacting the net profits interest due to the Trust. Production volumes are affected by changes in sales prices for natural gas produced and costs that are deducted in calculating the NPI Net Proceeds. Production related to the royalty income received by the Trust in the third quarter of 2009 was 153,226 MMBtu as compared to 911,187 MMBtu for the same quarter in 2008.
     Royalty income for the nine months ended September 30, 2009 was $2,403,029 as compared to $7,775,852 for the same period in 2008. Royalty income for the nine month period ended September 30, 2009 would have been $1,637,213 if the Trust had not received an overpayment from WPC of $765,816. Williams has informed the Trust that it waives any right to seek repayment of such amount. Production related to the royalty income received by the Trust for the nine months ended September 30, 2009 was 1,282,103 MMBtu as compared to 2,444,287 MMBtu for the nine months ended September 30, 2008. The decrease in royalty income is attributed to lower prices compared to the previous year.
     Interest income for the three month period ended September 30, 2009 was lower due to lower interest rates and less funds available for investment compared to the same period in 2008. Interest income for the nine month period was lower than the same period for 2008 due to lower interest rates and less funds available for investment. General and administrative expenses for the three month period ended September 30, 2009 increased by $26,228 compared to the same period in 2008 due to increased professional fees. General and administrative expenses for the nine month period ended September 30, 2009 increased by $116,209 compared to the same period in 2008 due to increased professional fees.
     Expenses in excess of distributable income for the quarter ended September 30, 2009 were $104,196 or $(0.01) per Unit compared to distributable income of $3,479,598 or $.36 per Unit for the same quarter in 2008. This decrease in income was the result of lower royalty income as previously described. No distribution was made in the third quarter of 2009 because Trust expenses exceeded royalty income for the period. Distributable income for the nine months ended September 30, 2009 was $1,582,984 or $0.16 per Unit as compared to $7,085,127 or $0.73 per Unit for the same period in 2008. This decrease was the result of lower production volumes and lower prices and, as described above, the 2009 distributions were benefited by the overpayment amount from WPC. If natural gas prices remain at current levels or decrease, royalty income may not exceed Trust expenses in future quarters (as was the case in the prior quarter), in which case no distributions will be made.
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
     Royalty income to the Trust is attributable to the sale of depleting assets. All of the Underlying Properties burdened by the Royalty Interests consist of producing properties. Accordingly, the proved reserves attributable to WPC’s interest in the Underlying Properties are expected to decline substantially during the term of the Trust and a portion of each cash distribution made by the Trust will, therefore, be analogous to a return of capital. Accordingly, cash yields attributable to the Units are expected to decline over the term of the Trust. Cash yields will cease when Trust expenses exceed royalty income, as was the case in the third quarter of 2009. If natural gas prices remain at current levels or decrease, cash yields may cease for the foreseeable future, including, potentially, through termination of the Trust.
     Royalty income received by the Trust in a given calendar quarter will generally reflect the sum of (i) net proceeds from the sale of gas produced from the WI Properties during the preceding calendar quarter, plus (ii) cash received by WPC with respect to the Farmout Properties either (a) during the preceding calendar quarter or (b) if received in sufficient time to be paid to the Trust, in the month immediately following such calendar quarter. Accordingly, the royalty income for the quarter ended September 30, 2009, was based on production volumes and natural gas prices for the period April 2009 through June 2009, as shown in the table below. Due to delays associated with the receipt of income related to the Farmout Properties, the Trust’s royalty income for the third quarter of 2009 reflects estimated production volumes from the Farmout Properties for the months of March 2009 through May 2009, as shown in the table below. The net production volumes included in the table below are for production attributable to net profits of the Underlying Properties, and not for production attributable to the Trust’s Royalty Interests. Prices since June 30, 2009 have remained at relatively low levels and will reduce or eliminate the future distributions of the Trust. In turn, lower prices will affect the future reserve quantities of the Trust and will impact the value determined in the annual termination calculation and the fair value of the interests upon subsequent sale, if applicable.

	Three Months	Three Months
	Ended	Ended
	June 30, 2009	June 30, 2008

Production (MMBtu) (1)
WI Properties	13,813 (2)	1,248,685 (3)
Farmout Properties	238,672	269,960
Infill Properties (5)(6)	8,676 (5)	0 (6)

Blanco Hub Spot Price ($/MMBtu) (4)	$2.59	$9.19

Net Wellhead Price WI Properties ($/MMBtu) (4)	$.76	$4.08

(1)	Million British Thermal Units.

(2)	The WI Properties realized a net deficit from the Net Profits Interest for the three month period ended September 30, 2009; therefore, no production quantities related to that period are presented. The production quantity above is comprised entirely of favorable retroactive adjustments of 13,813 MMBtu.

(3)	Includes unfavorable retroactive adjustments of 48,788 MMBtu.

(4)	Simple average of estimates for the months included in the period presented.

(5)	There was no distribution from the Infill Properties for the three month period ended September 30, 2009 as described in Note 1 to the financial statements of the Trust. The production quantity above reflects favorable retroactive adjustments of 8,676 MMBtu.

(6)	No distribution was made for Infill Properties.
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
     For the nine months ended September 30, 2009, which is based on production volumes and natural gas prices for the nine months ended June 30, 2009, the Blanco Hub Spot Price was above $2.00 per MMBtu, and therefore the applicable index price under the Gas Purchase Contract, which is equal to 97% of the Blanco Hub Spot Price, was above $1.94 per MMBtu through such period. In general, under the Gas Purchase Contract, the Trust only receives the benefit of 50 percent of any amount by which the applicable index price exceeds $1.94 per MMBtu. Consequently, pursuant to the terms of the Gas Purchase Contract, WPX Gas Resources paid WPC an amount for gas purchased equal to $1.94 per MMBtu, less the costs paid by WPX Gas Resources to gather and process such gas and deliver it to specified delivery points plus 50 percent of the excess of the applicable index price over $1.94 per MMBtu. The Blanco Hub Spot Price remained above $2.00 per MMBtu in October 2009.
     The information in this report on Form 10-Q concerning production and prices relating to the Underlying Properties is based on information prepared and furnished by WPC to the Trustee. The Trustee has no control over and no responsibility relating to the operation of the Underlying Properties.
Termination and Liquidation of the Trust
     With respect to the Trust termination provisions as outlined in the Trust Agreement, the net present value of the estimated future net revenues computed in accordance with the Trust Agreement, using an average 2008 index price of $7.21, by the independent petroleum engineers as of December 31, 2008 was approximately $65 million. While the results of this computation did not trigger an early termination of the Trust as of December 31, 2008, future computations are subject to the numerous uncertainties in estimating the future net revenues. As indicated in Note 2 to the financial statements in Item 1, commodity prices realized in 2009 are significantly lower than the prices realized during 2008, resulting in uncertainty regarding the Trust’s ability to avoid a termination triggering event in accordance with the provisions of the Trust Agreement when the test is next performed as of December 31, 2009. The simple average monthly Blanco Hub Spot Price for the first nine months of 2009 was $3.00 compared to the average price of $7.21 that was used by the independent petroleum engineers as of December 31, 2008 who calculated the net present value of the estimated future net revenues as of such date to be approximately $65 million. Additionally, the computed value could be negatively impacted by future revisions to the underlying reserve estimates. As a result, there is substantial doubt regarding the Trust’s ability to continue as a going concern. Should the Trust’s computed net present value fall below the $30 million stipulated threshold as of December 31, 2009, the Trust will terminate effective March 1, 2010. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty, including the ultimate liquidation of the Trust and its assets.

     Pursuant to the terms of the Trust Agreement, the Trust will terminate no later than December 31, 2012 or upon the first to occur of certain events, including (i) the disposition by the Trust of all Royalty Interests; (ii) following an affirmative vote in favor of termination of the Trust by the holders of record of more than 50% of the then outstanding Units; (iii) such time as the ratio of cash received by the Trust with respect to the Royalty Interests (excluding the effect on cash distributions received by the Trust in respect of the Royalty Interests of excess capital costs) to administrative costs of the Trust is less than 1.2 to 1.0 for three (3) consecutive calendar quarters, and (iv) March 1 of any calendar year if, based on a reserve report as of December 31 of the prior year, it is determined that, as of such date, the net present value (discounted at 10 percent) of the estimated future net revenues (calculated in accordance with criteria established by the SEC) for proved reserves attributable to the Royalty Interests but using the average monthly Blanco Hub Spot Price for the past calendar year less certain gathering costs is equal to or less than $30 million (the date of the first of such occurrences is referred to herein as the “Termination Date”). As indicated in Note 2, the 2009 commodity price environment has resulted in uncertainty regarding the Trust’s ability to avoid a termination event pursuant to the terms of the Trust Agreement.
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
     Following termination, the Trustee and the Delaware Trustee will continue to act as trustees of the Trust until all remaining Trust assets have been sold and the net proceeds from such sales, if any, are distributed to Unitholders.
     Upon the termination of the Trust, the Trustee will use best efforts (as defined in the Trust Agreement) to sell any remaining Royalty Interests for cash pursuant to the procedures described in the Trust Agreement. The Trustee will retain an investment banking firm (the “Advisor”) on behalf of the Trust who will assist the Trustee in selling the remaining Royalty Interests then owned by the Trust (the “Remaining Royalty Interests”). WPC has the right, but not the obligation to make a cash offer, to purchase all Remaining Royalty Interests following termination of the Trust as described in the following paragraph. The ultimate sales price to be received for the Remaining Royalty Interests may be more or less than the “net present value” to be determined at December 31, 2008 for the early termination computation, as this “net present value” is not intended to be an estimate of fair value.
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
     The sale of the Remaining Royalty Interests and the termination of the Trust will be taxable events to the Unitholders for Federal income tax purposes. Generally, a Unitholder will realize gain or loss equal to the difference between the amount realized on the sale of the Remaining Royalty Interests upon termination of the Trust and his adjusted basis in such Units. Gain or loss realized by a Unitholder who is not a dealer with respect to such Units and who has a holding period for the Units of more than one year will be treated as long-term capital gain or loss except to the extent of any depletion recapture amount, which must be treated as ordinary income. State tax consequences may also result to Unitholders upon the termination of the Trust and the sale of the Remaining Royalty Interests. Each Unitholder should consult his own tax advisor regarding Trust tax compliance matters, including Federal and state tax implications concerning the sale of the Remaining Royalty Interests and the termination of the Trust.
     There can be no assurance that future distributions, including any distributions upon a liquidation and termination of the Trust will equal or exceed the purchase price paid by Unitholders for Units. See “Part II, Item 1A — Risk Factors.”
Pending SEC Rule and FASB Standards
     In December 2008, the SEC released Final Rule, Modernization of Oil and Gas Reporting. The new disclosure requirements include provisions that permit the use of new technologies to determine proved reserves if those technologies have been demonstrated empirically to lead to reliable conclusions about reserves volumes. The new requirements also will allow companies to disclose their probable and possible reserves to investors. In addition, the new disclosure requirements require companies to: (a) report the independence and qualifications of its reserves preparer or auditor; (b) file reports when a third party is relied upon to prepare reserves estimates or conducts a reserves audit; and (c) report oil and gas reserves using an average price based upon the prior 12-month period rather than year-end prices. In September 2009, the Financial Accounting Standards Board (“FASB”) announced a proposed accounting standards update to align the oil and gas reserve estimation and disclosure requirements of Extractive Industries — Oil and Gas (Topic 932) with the requirements in the SEC Final Rule. The new disclosure requirements are effective for financial statements for fiscal years ending on or after December 31, 2009. The effect of the SEC rule and the proposed FASB update has not been determined.
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
     If commodity prices remain at current levels or decrease, Trust expenses may exceed royalty income (as was the case during the prior quarter), in which case, distributions may cease for the foreseeable future, including, potentially, through termination of the Trust. The market price for Trust Units is based on a variety of factors outside the control of the Trustee. There is no guarantee that future distributions, including any distributions upon a termination and liquidation of the Trust will equal or exceed the purchase price paid by the Unitholder.
There is substantial doubt about our ability to continue as a going concern.

     There is substantial doubt as to our ability to continue as a going concern. The factors contributing to this concern include commodity prices that have decreased over the past year and depleting underlying reserves. Please read Note 2 to “Item 8 — Financial Statement and Supplementary Data — Notes to Financial Data” in our Annual Report on Form 10-K for the year ended December 31, 2008, which included our independent registered public accounting firm’s report accompanying the financial statements included therein containing a statement expressing substantial doubt as to the Trust’s ability to continue as a going concern. If the Trust’s computed net present value of the estimated future net revenues for proved reserves attributable to the Royalty Interests falls below the $30 million stipulated threshold as of December 31, 2009, we will be forced to terminate the Trust pursuant to the termination and liquidation provisions in the Trust Agreement. As of December 31, 2008, the net present value of the estimated future net revenues for proved reserves attributable to the Royalty Interests computed in accordance with the Trust Agreement, using an average 2008 index price of $7.21, by the independent petroleum engineers, was approximately $65 million. While the results of this computation did not trigger an early termination of the Trust as of December 31, 2008, future computations are subject to the numerous uncertainties in estimating the future net revenues as described in “Item 1A—Risk Factors” to our annual report on Form 10-K for the year ended December 31, 2008. The negative commodity price environment throughout 2009 and the outlook for the remainder of 2009 have to date negatively impacted actual index prices used in the Trust’s termination calculation, and it appears increasingly likely that it will impact the December 31, 2009 termination evaluation and trigger termination of the Trust in accordance with the provisions of the Trust Agreement. The simple average monthly Blanco Hub Spot Price for the first nine months of 2009 was $3.30 compared to the average price of $7.21 that was used by our independent petroleum engineers as of December 31, 2008 who calculated the net present value of the estimated future net reserves as of such date to be approximately $65 million. Trust reserve estimates depend on many assumptions that may prove to be inaccurate, which could cause both estimated reserves and estimated future net revenues to be too high, leading to write-downs of estimated reserves, including changes in pricing, costs and production volumes. As a result, the ability of the reserves to exceed the threshold in the future is uncertain, and there is substantial doubt regarding the Trust’s ability to continue as a going concern.
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

Items 2 through 5.
     Not applicable.
Item 6. Exhibits.
     The exhibits listed below are filed as part of this report on Form 10-Q:

EXHIBIT
NUMBER	EXHIBIT

4.1 —	Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of December 1, 1992, by and among Williams Production Company, The Williams Companies, Inc. and Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), as trustees (filed as Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.2 —	First Amendment to the Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of December 15, 1992, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.2 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.3 —	Second Amendment to the Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of January 12, 1993, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.3 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.4 —	Net Profits Conveyance effective as of October 1, 1992, by and among Williams Production Company, The Williams Companies, Inc., and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), and Chemical Bank Delaware (filed as Exhibit 4.4 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

15.1 —	Letter regarding unaudited interim financial information dated November 6, 2009, from the independent Registered Public

EXHIBIT
NUMBER	EXHIBIT

Accounting Firm which acknowledges awareness of the use in registration statement of a report on unaudited interim financial information.

31.1 —	Certification by Ron E. Hooper, Senior Vice President and Administrator of Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated November 6, 2009, and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certificate by Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated November 6, 2009, and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS COAL SEAM GAS ROYALTY TRUST
By:	BANK OF AMERICA, N.A., Trustee

By:	/s/ RON E. HOOPER
Ron E. Hooper
Senior Vice President and Administrator

(The Trust has no directors or executive officers.)
Date: November 6, 2009

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT

4.1 —	Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of December 1, 1992, by and among Williams Production Company, The Williams Companies, Inc. and Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), as trustees (filed as Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.2 —	First Amendment to the Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of December 15, 1992, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.2 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.3 —	Second Amendment to the Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of January 12, 1993, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.3 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.4 —	Net Profits Conveyance effective as of October 1, 1992, by and among Williams Production Company, The Williams Companies, Inc., and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), and Chemical Bank Delaware (filed as Exhibit 4.4 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

15.1 —	Letter regarding unaudited interim financial information dated November 6, 2009, from the independent Registered Public Accounting Firm which acknowledges awareness of the

EXHIBIT NUMBER	EXHIBIT

use in registration statement of a report on unaudited interim financial information.

31.1 —	Certification by Ron E. Hooper, Senior Vice President and Administrator of Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated November 6, 2009, and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certificate by Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated November 6, 2009, and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).