Form 10-K
period 2009-12-31
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 2010-03-31
CIK 895007

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
NONE
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the registrant’s units of beneficial interest outstanding (based on the closing sale price on the New York Stock Exchange on June 30, 2009, held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $45,088,188.
     At March 31, 2010, there were 9,700,000 units of beneficial interest outstanding.
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
     “December 31, 2009 Reserve Report” means the Reserve Report, dated February 12, 2010, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of December 31, 2009, prepared by Miller and Lents, Ltd., independent petroleum engineers, a copy of which is filed as an exhibit to this Form 10-K.
     “Delaware Code” means the Delaware Business Trust Act, Title 12, Chapter 38 of the Delaware Code, Sections 3801 et seq.
     “Delaware Trustee” means The Bank of New York Mellon Trust Company, N.A. (as successor to Chemical Bank Delaware), in its capacity as a trustee of the Trust.
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
     “Trust” means Williams Coal Seam Gas Royalty Trust, a Delaware business trust formed pursuant to the Trust Agreement.
     “Trust Agreement” means the Trust Agreement, dated as of December 1, 1992, among Williams, WPC, as grantor, The Bank of New York Mellon Trust Company, N.A. (as successor to Chemical Bank Delaware), as the Delaware Trustee, and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), as the Trustee, as amended by the First Amendment thereto effective as of December 15, 1992 and by the Second Amendment thereto effective as of January 12, 1993, a copy of each of which is filed as an exhibit to this Form 10-K.
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
DESCRIPTION OF THE TRUST
     Williams Coal Seam Gas Royalty Trust (the “Trust”) was formed as a Delaware business trust under the Delaware Business Trust Act, Title 12, Chapter 38 of the Delaware Code, Sections 3801 et seq. (the “Delaware Code”). The following information is subject to the detailed provisions of (i) the Trust Agreement of Williams Coal Seam Gas Royalty Trust (as amended, the “Trust Agreement”), entered into effective as of December 1, 1992, by and among Williams Production Company, a Delaware corporation (“WPC”), as trustor; The Williams Companies, Inc., a Delaware corporation (“Williams”), as sponsor; The Bank of New York Mellon Trust Company, N.A. (as successor to Chemical Bank Delaware), a Delaware banking corporation (the “Delaware Trustee”); and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), a national banking association (the “Trustee”) (the “Delaware Trustee” and the “Trustee” are sometimes referred to collectively as the “Trustees”), and (ii) the Net Profits Conveyance (the “Conveyance”) entered into effective as of October 1, 1992, by and among WPC, Williams, the Trustee and the Delaware Trustee. In accordance with the terms of the Trust Agreement, the Trust is required to terminate effective as of March 1, 2010, and the Trustee is required to use best efforts to sell the Royalty Interests and liquidate the Trust. See “Termination and Liquidation of the Trust” below for additional information. Copies of the Trust Agreement and of the Conveyance are filed as exhibits to this Form 10-K. The provisions governing the Trust are complex and extensive, and no attempt has been made below to describe or reference all of such provisions. The following is a general description of the basic framework of the Trust and a summary of the material terms of the Trust Agreement, and detailed provisions concerning the Trust may be found in the Trust Agreement.
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
Termination and Liquidation of the Trust
     The following is a description of the termination and liquidation provisions in the Trust Agreement. Please also see “Item 7 – Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8 – Financial Statements and Supplementary Data” for information regarding the current status of the termination events as described below.
     Pursuant to the terms of the Trust Agreement, the Trust is required to terminate effective March 1, 2010 (the “Termination Date”) because, based on a reserve report as of December 31, 2009, it was determined that, as of such date, the net present value (discounted at 10 percent) of the estimated future net revenues (calculated in accordance with criteria established by the SEC) for proved reserves attributable to the Royalty Interests but using the average monthly Blanco Hub Spot Price (including no consideration for the Gas Purchase Contract) for the past calendar year less certain gathering costs was equal to or less than $30 million thereby triggering a termination of the Trust. Based on a report prepared by independent petroleum engineers, the Trust’s computed net present value of the estimated future net revenues for proved reserves attributable to the Royalty Interests calculated in accordance with the Trust Agreement was approximately $8.4 million as of December 31, 2009. This calculation does not necessarily represent the fair value of the Underlying Properties.
     Following termination, the Trustee and the Delaware Trustee will continue to act as trustees of the Trust until all remaining Trust assets have been sold and the net proceeds from such sales, if any, are distributed to Unitholders.
     Upon the termination of the Trust, the Trustee is obligated to use Best Efforts (as defined in the Trust Agreement) to sell any remaining Royalty Interests for cash pursuant to the procedures described in the Trust Agreement. The Trustee has retained Albrecht & Associates, Inc., an investment banking firm (the “Advisor”), on behalf of the Trust who will assist the Trustee in selling the remaining Royalty Interests owned by the Trust (the “Remaining Royalty Interests”). WPC has the right, but not the obligation, to make a cash offer to purchase all Remaining Royalty Interests following termination of the Trust as described in the following paragraph.
     WPC may, within 60 days following the Termination Date, make a cash offer to purchase all of the Remaining Royalty Interests then held by the Trust. In the event such an offer is made by WPC, the Trustee will decide, based on the recommendation of the Advisor, to either (i) accept such offer (in which case no sale to WPC will be made unless a fairness opinion is given by the Advisor that the purchase price is fair to the Trust and Unitholders) or (ii) defer action on such offer. If the Trustee defers action on WPC’s offer, the offer will be deemed withdrawn and the Trustee will then use Best Efforts, assisted by the Advisor to obtain alternative offers for the Remaining Royalty Interests. At the end of a 120-day period following the Termination Date, the Trustee is required to notify WPC of the highest of any other offers (net of any commissions or other fees payable by the Trust), acceptable to the Trustee (which must be an all-cash offer), received during such period (the “Highest Acceptable Offer”). WPC then has the exclusive right (whether or not it made an initial offer), but not the obligation, to purchase all Remaining Royalty Interests for a cash purchase price computed as follows: (i) if the Highest Acceptable Offer is more than 105 percent of WPC’s initial offer (or if WPC did not make an initial offer), the purchase price will be 105 percent of the Highest Acceptable Offer, or (ii) if the Highest Acceptable Offer is equal to or less than 105 percent of WPC’s initial offer, the purchase price will be equal to the Highest Acceptable Offer. If no other acceptable offers are received for all Remaining Royalty Interests, the Trustee may request WPC to submit another offer for consideration by the Trustee and may accept or reject such offer. Acceptance of an offer by the Trustee shall be conditioned upon the opinion of the Advisor of the fairness of the offer.
     If a sale of the Remaining Royalty Interests is made or a definitive contract for sale of the Remaining Royalty Interests is entered into within a 150-day period following the Termination Date, the buyer of the Remaining Royalty Interests, and not the Trust or Unitholders, will be entitled to all proceeds of production attributable to the Remaining Royalty Interests following the Termination Date. All proceeds of production following the Termination Date attributable to the Remaining Royalty Interests will be deposited into a non-interest bearing account until they are paid to the buyer or otherwise distributed in accordance with the Trust Agreement.

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
     The sale of the Remaining Royalty Interests following the termination of the Trust will be taxable events to the Unitholders for Federal Income tax purposes. Generally, a Unitholder will realize gain or loss equal to the difference between the amount realized on the sale of the Remaining Royalty Interests upon termination of the Trust and his adjusted basis in such Units. Gain or loss realized by a Unitholder who is not a dealer with respect to such Units and who has a holding period for the Units of more than one year will be treated as long-term capital gain or loss except to the extent of any depletion recapture amount, which must be treated as ordinary income. State tax consequences may also result to Unitholders upon the termination of the Trust and the sale of the Remaining Royalty Interests. Other Federal and state tax issues concerning the Trust are discussed herein under “Item 1—Federal Income Taxation and State Tax Considerations.” Each Unitholder should consult his own tax advisor regarding Trust tax compliance matters, including Federal and state tax implications concerning the sale of the Remaining Royalty Interests following the termination of the Trust.
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
     On October 15, 2002 the New Mexico Oil and Gas Commission (NMOCD) revised the field rules for the Basin Fruitland Coal (Gas) Pool to allow optional second (infill) wells on the standard 320-acre spacing unit in certain designated areas of the pool (the non-fairway wells). On July 17, 2003, the NMOCD further modified the field rules for the Basin Fruitland Coal (Gas) Pool to allow these infill wells on the standard 320-acre spacing unit in all areas of the pool. The WI Properties contain 442 infill locations designated as proved locations according to U.S. Securities and Exchange Commission (“SEC”) guidelines. As of December 31, 2009, all of these infill locations represent proved developed producing reserves, while there are no proved undeveloped locations.
     WPC has informed the Trustee that the Infill Wells reached payout in the aggregate during 2008. The Trust has received its 20 percent interest in WPC’s Infill Net Proceeds for periods after payout. However, during 2009, WPC informed the Trustee that due to the net deficit realized by the Infill Wells during the third and fourth quarters, the Infill Net Profit Costs now exceed the Infill Net Profit Gross Proceeds by approximately $32,500. The Trust will not be liable for such excess costs, and such excess costs will hereafter constitute Excess Infill Net Profit Costs until recovered by WPC. The Trust will not receive its 20 percent interest in WPC’s Infill Net Proceeds until such time as the Infill Net Profits Gross Proceeds exceeds the Infill Net Profit Costs on an aggregate basis.
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
DESCRIPTION OF UNITS
          Each Unit represents an equal undivided share of beneficial interest in the Trust and is evidenced by a transferable certificate issued by the Trustee. Each Unit entitles its holder to the same rights as the holder of any other Unit, and the Trust has no other authorized or outstanding class of equity security. At March 1, 2010, there were 9,700,000 Units outstanding. The Trust may not issue additional Units.
Distributions and Income Computations
          In accordance with the Trust Agreement, all proceeds of production attributable to the Remaining Royalty Interests will be deposited into a separate account effective as of the March 1, 2010 Termination Date. If a sale of the Remaining Royalty Interests is made or a definitive agreement for sale of the Remaining Royalty Interests is entered into within a 150-day period following the Termination Date, the buyer of the Remaining Royalty Interests, and not the Trust or the Unitholders, will be entitled to all proceeds of production attributable to the Remaining Royalty Interests following the Termination Date. Through the Termination Date, the Trustee determines for each quarter the amount of cash available for distribution to Unitholders. Such amount (the “Quarterly Distribution Amount”) is equal to the excess, if any, of the cash received by the Trust, on or prior to the last day of the month following the end of each calendar quarter ending prior to the dissolution of the Trust from the Royalty Interests then held by the Trust plus, with certain exceptions, any other cash receipts of the Trust during such quarter (which might include purchase price adjustments paid by WPC, sales proceeds not sufficient in amount to qualify for a special distribution as described in the next paragraph, and interest), over the liabilities of the Trust paid during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for the payment of contingent or future obligations of the Trust. Based on the payment procedures relating to the Royalty Interests, cash received by the Trustee in a particular quarter from the Royalty Interests generally represents the sum of (i) proceeds from the sale of gas produced from the WI Properties during the preceding calendar quarter plus (ii) cash received by WPC with respect to the Farmout Properties either (a) during the preceding calendar quarter or (b) if received in sufficient time to be paid to the Trust, in the month immediately following such preceding calendar quarter. The Trustee distributes the Quarterly Distribution Amount within 60 days after the end of each calendar quarter to each person who was a Unitholder of record on the associated record date (i.e., the 45th day following the end of each calendar quarter or if such day is not a business day, the next business day thereafter), together with interest expected to be earned on such Quarterly Distribution Amount from the date of receipt thereof by the Trustee to the payment date.
          The Royalty Interests may be sold under certain circumstances and will be sold following termination of the Trust. Any purchase price adjustments and the proceeds from sales of the Royalty Interests, less liabilities and expenses of the Trust and amounts used for cash reserves, will be distributed, together with any interest expected to be earned thereon, to Unitholders of record on the record date established for such distribution. If applicable, a special distribution will be made of undistributed sales proceeds, purchase price adjustments and other amounts received by the Trust aggregating in excess of $9,000,000 (a “Special Distribution Amount”). The record date for a Special Distribution Amount will be the 15th day following receipt of amounts aggregating a Special Distribution Amount by the Trust (unless such day is not a business day in which case the record date will be the next business day thereafter) unless such day is within 10 days of the record date for a Quarterly Distribution Amount in which case the record date will be the date as is established for the next Quarterly Distribution Amount. Any applicable distribution to Unitholders would be made no later than 15 days after the Special Distribution Amount record date.
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
Transfer of Royalty Interests
          WPC or its assigns may, at any time, purchase for cash all Royalty Interests attributable to Underlying Properties that are uneconomical to operate. See “Item 2—Properties—The Royalty Interests—Title to Properties” and “—Sale and Abandonment of Underlying Properties.” Upon termination of the Trust, any remaining Royalty Interests will be sold by the Trust and any such sales may, and under certain circumstances will, be made to WPC or Williams or their respective successors or assigns. See “Item 1—Description of the Trust—Termination and Liquidation of the Trust.”
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

          The Trustee files such returns for Federal income tax purposes as it is advised are required to comply with applicable law. The Trustee mails to each party who was a Unitholder of record (i) on the quarterly record date for such quarter or (ii) on a Special Distribution Amount record date occurring during such quarter (if any), a report that shows in reasonable detail the information necessary to permit each Unitholder to make all calculations reasonably necessary for tax purposes. The Trustee treats all income, credits and deductions recognized during each quarter as having been recognized by holders of record on the quarterly record date established for the distribution unless otherwise advised by counsel. Available year-end tax information permitting each Unitholder to make all calculations reasonably necessary for tax purposes is distributed by the Trustee to Unitholders no later than March 15 of the following year. See also “Item 1—Federal Income Taxation, WHFIT Reporting Requirements” regarding certain reporting requirements imposed upon middlemen because the Trust is considered a WHFIT for Federal income tax purposes.
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

Transfer Agent
          The Trustee has appointed American Stock Transfer, as transfer agent and registrar for the Units (the “Transfer Agent”).
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

Termination and Liquidation of the Trust
          In connection with the termination of the Trust and the resulting liquidation of the Trust pursuant to the provisions of the Trust Agreement, the Trust will not incur any Federal income tax liability at the Trust level as a result of the sale of the Remaining Royalty Interests or payment to Unitholders of the net proceeds from such sale. However, for Federal income tax purposes, the sale of the Remaining Royalty Interests will be taxable to the Unitholders. Each Unitholder will recognize gain or loss on such sale measured by the difference between the Unitholder’s share of the amount realized from the sale of the Remaining Royalty Interests and such Unitholder’s adjusted basis in his or her Units. The amount realized from the sale of the Remaining Royalty Interests will be allocated to Unitholders in the same manner as the Trustee allocates the income received by the Trust.
          Prior to determining the gain or loss resulting from the sale of the Remaining Royalty Interests following the liquidation of the Trust, each Unitholder should reduce his tax basis (but not below zero) in the Remaining Royalty Interests (and, correspondingly, his Units) by (1) the amount of depletion allowable with respect to the Remaining Royalty Interests through the date of the liquidation, and (2) by the amount of any return of capital, including returns of capital resulting from a reduction to the cash reserve maintained by the Trust during a quarterly period.
          Assuming a Unitholder holds his or her Units as a capital asset, gain or loss from the sale of the Remaining Royalty Interests will be treated as a capital gain or loss. If the Units have been held for more than one year, the gain or loss will constitute a long-term capital gain or loss; otherwise, the gain or loss will constitute a short-term capital gain or loss. Notwithstanding the foregoing, a Unitholder must, upon the sale of the Remaining Royalty Interests, treat as ordinary income his or her depletion recapture amount, which is an amount equal to the lesser of (i) the gain on the sale of the Remaining Royalty Interests or (ii) the sum of the prior depletion deductions taken with respect to the Remaining Royalty Interests (but not in excess of the initial basis of such Units allocated to the Remaining Royalty Interests).
          The Trust is treated as a grantor trust for Federal income tax purposes. As a result, each Unitholder will be treated as owning directly an interest in the Remaining Royalty Interests, and each Unitholder will be taxed directly on his or her pro rata share of income and deductions attributable to the Remaining Royalty Interests consistent with the Unitholder’s method of accounting and without regard to the taxable year or accounting method employed by the Trust. Since the inception of the Trust, for purposes of reporting income and deductions from the Trust, both cash and accrual-basis Unitholder’s have been allocated and treated as realizing income and incurring deductions only on the quarterly record dates for each quarter. The Trust distributes cash within 60 days after the end of each calendar quarter to Unitholder of record on the associated record date.
          Upon the termination of the Trust, the Trust Agreement provides that any purchaser of the Remaining Royalty Interests, regardless of the date of closing of the purchase, shall be entitled to all proceeds of production attributable to the Remaining Royalty Interests after the date of the termination of the Trust and neither the Trust nor the Unitholders shall be entitled to any such proceeds (the “Purchaser Allocation Proceeds”). However, in the event that all the Remaining Royalty Interests are not, for any reason, sold or a definitive agreement for sale thereof entered into prior to the 150th day following the date of the termination of the Trust, the Purchaser Allocation Proceeds, and all amounts thereafter payable to the Trust, shall be distributed instead to the Unitholders in accordance with the provisions of the Trust Agreement.
          The proceeds from the sale of the Remaining Royalty Interests, less liabilities and expenses of the Trust and amounts used for cash reserves, will be distributed, together with any interest expected to be earned thereon, to Unitholders of record on the record date established for such distribution. No assurances can be given as to the amount, or timing, or distributions, if any, to Unitholders of the Trust, as such amount and timing would depend in part on the amount of expenses ultimately payable by the Trust and when such expenses become payable and the net sales price of the Remaining Royalty Interests and when the sale of the Remaining Royalty Interests occurs.
          Unitholders should consult their own tax advisors regarding the Federal income tax consequences of the sale of the Remaining Royalty Interests following the termination of the Trust.

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

Classification and Taxation of the Trust	The Trust is a grantor trust for Federal tax purposes and not an association taxable as a corporation. As a grantor trust, the Trust is not subject to Federal income tax. There can be no assurance that the IRS will not challenge this treatment. The tax treatment of the Trust and Unitholders would be materially different if the IRS were to successfully challenge this treatment.

Taxation of Unitholders	Each Unitholder is taxed directly on his proportionate share of income, deductions and credits of the Trust attributable to the Royalty Interests consistent with such Unitholder’s taxable year and method of accounting, and without regard to the taxable year or method of accounting employed by the Trust.

Income and Deductions	The income of the Trust consists primarily of a specified share of the proceeds from the sale of coal seam gas produced from the Underlying Properties. During 2009, the Trust earned interest income on funds held for distribution. The deductions of the Trust consist of severance taxes and administrative expenses. In addition, each Unitholder is entitled to depletion deductions. See “Unitholder’s Depletion Allowance” below.

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

Non-Passive Activity Income, Credits and Loss	The income, credits and expenses of the Trust are not taken into account in computing the passive activity losses and income under Section 469 of the IRC for a Unitholder who acquires and holds Units as an investment and did not acquire them in the ordinary course of a trade or business.

Unitholder Reporting Information	The Trustee furnishes to Unitholders tax information concerning royalty income, depletion and other relevant tax matters on an annual basis. Year-end tax information is furnished to Unitholders no later than March 15 of the following year. See the second paragraph under “Description of Units—Periodic Reports to Unitholders” and “WHFIT Reporting Requirements” immediately below for additional Unitholder reporting information.

WHFIT Reporting Requirements	Some Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in street name, referred to herein collectively as “middlemen”). Therefore, the Trustee considers the Trust to be a non-mortgage widely held fixed investment trust (“WHFIT”) for U.S. federal income tax purposes. U.S. Trust, Bank of America Private Wealth Management, EIN: 56-0906604, 901 Main Street, 17th Floor, Dallas, Texas 75202, telephone number (214) 209-2400, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHIFT. Tax information is also posted by the Trustee at www.wtu-williamscoalseamgastrust.com. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of Unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust Units, including the issuance of IRS Form 1099 and certain written tax statements. Unitholders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.
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
          The sale of the Remaining Royalty Interests following the termination of the Trust may be taxable events to the Unitholders for state tax purposes. Unitholders should consult their own tax advisors regarding the state tax consequences of the sale of the Remaining Royalty Interests following the termination of the Trust.
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
          Air Emissions. The operations of the Underlying Properties are subject to Federal, state and local regulations concerning the control of emissions from sources of air contaminants. Administrative enforcement actions for failure to comply strictly with air regulations or permits are generally resolved by payment of a monetary penalty and correction of any identified deficiencies. Regulatory agencies could require the operators to forego or modify construction or operation of certain air emission sources. In addition, there is an increased focus by local, national and international regulatory bodies on green house gas (GHG) emissions and climate change. Various regulatory bodies have announced their intent to regulate GHG emissions.
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
          Demand for natural gas varied over the past several years. These variations were in response to stronger domestic economic conditions, relatively higher prices for alternative energy sources such as crude oil, and other factors. However, in the recent short term, decreased demand for natural gas production in the United States has generally resulted in lower natural gas prices. The existence or effect of any shortages or excesses of natural gas production capacity as may exist in the future cannot be predicted with certainty. See “Item 2—Properties—The Royalty Interests—Historical Gas Sales Prices and Production.”
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
Item 1A. Risk Factors.
The Trust terminated on March 1, 2010 and will be required to sell its remaining Royalty Interests.
          The Trust’s computed net present value of the estimated future net revenues for proved reserves attributable to the Royalty Interests computed in accordance with the Trust Agreement, using an average 2009 index price of $3.25, by the independent petroleum engineers as of December 31, 2009, was approximately $8.4 million. This calculation does not necessarily represent the fair value of the Underlying Properties. The results of this computation triggered an early termination of the Trust as of March 1, 2010 in accordance with the terms of the Trust Agreement. In accordance with the Trust Agreement, the Trustee is required to use best efforts to sell any remaining Royalty Interests for cash pursuant to the procedures described in the Trust Agreement. There can be no assurance that any sale will be on terms acceptable to all Unitholders. See “Item 1 — Description of the Trust — Termination and Liquidation of the Trust.”
The Trust will incur expenses in connection with the sale of its remaining Royalty Interests.
          The Trust will incur expenses in connection with the sale of its remaining Royalty Interests and liquidation, including fees and expenses of an investment banking firm to assist with the sale of the Trust’s remaining Royalty Interests, and the expenses could be significant.
If the Trust has not sold all the Royalty Interests by February 28, 2011, the Trustee is required to sell the remaining Royalty Interests in a public auction.
          If any remaining Royalty Interests have not been sold or a definitive agreement for sale has not been entered into by February 28, 2011, the Trustee is required to sell the remaining Royalty Interests at public auction to the highest cash bidder. A public auction might not result in as favorable a price for the Trust’s remaining Royalty Interests as an individually negotiated transaction.
Natural gas prices are volatile and fluctuate in response to a number of factors. Lower prices could reduce the price a buyer is willing to pay for the Royalty Interests resulting in a reduction of the amount paid to Unitholders upon liquidation of the Trust.
          The price a buyer is willing to pay for the Royalty Interests will be dependent upon the prices realized from the sale of natural gas and a material decrease in such prices could reduce the amount paid to Unitholders upon liquidation of the Trust. Natural gas prices can fluctuate widely on a month-to-month basis in response to a variety of factors that are beyond the control of the Trust. Factors that contribute to price fluctuation include, among others:

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
          When natural gas prices decline, the Trust is affected. First, net income from the Royalty Interests is reduced. Second, exploration and development activity on the Underlying Properties may decline as some projects may become uneconomic and are either delayed or eliminated. It is impossible to predict future natural gas price movements. Approximately 90 percent of the natural gas produced from the WI Properties, which generates most of the natural gas produced burdened by the Trust’s Royalty Interests, is currently being sold pursuant to the Gas Purchase Contract entered into at the inception of the Trust whereby a subsidiary of Williams purchases the gas in accordance with a contractual pricing mechanism. The Gas Purchase Contract expires no later than December 2012; however, as a result of the early termination of the Trust, it will terminate upon the earlier of August 1, 2010 or the closing date of the sale of the Royalty Interests by the Trust. Under this agreement, the adverse impact on Trust revenues that would otherwise result from low natural gas prices is somewhat mitigated. When it is terminated, revenues attributable to the Royalty Interests will become increasingly susceptible to fluctuations resulting from changes in prevailing natural gas prices which may impact the price a buyer is willing to pay for the Royalty Interests.
Trust reserve estimates depend on many assumptions that may prove to be inaccurate, which could cause both estimated reserves and estimated future net revenues to be too high, leading to write-downs of estimated reserves.
          The value of the Units and the price a buyer is willing to pay for the Royalty Interests will depend upon, among other things, the reserves attributable to the Royalty Interests in the Underlying Properties. The calculations of proved reserves included in this Form 10-K are only estimates, and estimating reserves is inherently uncertain. In addition, the estimates of future net revenues are based upon various assumptions regarding future production levels, prices and costs that may prove to be incorrect over time.
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

          Changes in any of these factors and assumptions can materially change reserve and future net revenue estimates. The Trust’s estimate of reserves and future net revenues is further complicated because the Trust holds net profits interests and does not own a specific percentage of the natural gas reserves. Ultimately, actual production, revenues and expenditures for the Underlying Properties, and therefore actual net proceeds payable with respect to the Royalty Interests, will vary from estimates and those variations could be material. Results of drilling, testing and production after the date of those estimates may require substantial downward revisions or write-downs of reserves.
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
          The market price for Trust Units is based on a variety of factors outside the control of the Trustee. There is no guarantee that any distributions upon a termination and liquidation of the Trust will equal or exceed the purchase price paid by the Unitholder.
Funds held by the Trustee are not insured by the Federal Deposit Insurance Corporation.
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
          The public trading price for the Units has historically tended to be tied to recent and expected levels of cash distribution on the Units. The amounts available for distribution by the Trust varied in response to numerous factors outside the control of the Trust, including prevailing prices for natural gas produced from the Trust’s Royalty Interests. The market price is not necessarily indicative of the value that the Trust will realize if it sells those Royalty Interests to a third party buyer. There is no guarantee that distributions made to a Unitholder upon the termination and liquidation of the Trust will equal or exceed the purchase price paid by the Unitholder.
Operational risks and hazards associated with the development of the Underlying Properties may decrease the price a buyer is willing to pay for the Royalty Interests resulting in a reduction of the amount paid to Unitholders upon liquidation of the Trust.
          There are operational risks and hazards associated with the production and transportation of natural gas, including without limitation natural disasters, blowouts, explosions, fires, leakage of natural gas, releases of other hazardous materials, mechanical failures, cratering, and pollution. Any of these or similar occurrences could result in the interruption or cessation of operations, personal injury or loss of life, property damage, damage to productive formations or equipment, damage to the environment or natural resources, or cleanup obligations. The operation of natural gas properties is also subject to various laws and regulations. Non-compliance with such laws and regulations could subject the operator to additional costs, sanctions or liabilities. The uninsured costs resulting from any of the above or similar occurrences could be deducted as a cost of production in calculating the net proceeds payable with respect to the Royalty Interests and could therefore reduce the price a buyer is willing to pay for the Royalty Interests resulting in a reduction of the amount paid to Unitholders upon liquidation of the Trust.
Terrorism and continued hostilities in the Middle East could decrease the market price of the Units or the price a buyer is willing to pay for the Royalty Interests resulting in a reduction of the amount paid to Unitholders upon liquidation of the Trust.
          Terrorist attacks and the threat of terrorist attacks, whether domestic or foreign, as well as the military or other actions taken in response, cause instability in the global financial and energy markets. Terrorism, the war in Iraq and other sustained military campaigns could adversely affect the market price of the Units or the price a buyer is willing to pay for the Royalty Interests resulting in a reduction of the amount paid to Unitholders upon liquidation of the Trust.
Unitholders and the Trustee have no influence over the operations on, or future development of, the Underlying Properties.
          Neither the Trustee nor the Unitholders can influence or control the operations on, or future development of, the Underlying Properties. The failure of an operator to conduct its operations, discharge its obligations, deal with regulatory agencies or comply with laws, rules and regulations, including environmental laws and regulations, in a proper manner could have an adverse effect on the net proceeds payable with respect to the Royalty Interests. The current operators developing the Underlying Properties are under no obligation to continue operations on the Underlying Properties. Neither the Trustee nor the Unitholders have the right to replace an operator.
The operator developing any Underlying Property may transfer its interest in the property without the consent of the Trust or the Unitholders.
          Any operator developing any of the Underlying Properties may at any time transfer all or part of its interest in the Underlying Properties to another party. Neither the Trust nor the Unitholders are entitled to vote on any transfer of the properties underlying the Royalty Interests, and the Trust will not receive any proceeds of any such transfer. Following any transfer, the transferred property will continue to be subject to the Royalty Interests, but the net proceeds from the transferred property will be calculated separately and paid by the transferee. The transferee will be responsible for all of the transferor’s obligations relating to calculating, reporting and paying owed with respect to the Royalty Interests from the transferred property, and the transferor will have no continuing obligation with respect to the Royalty Interests for that property.
The operator developing any Underlying Property may abandon the property, thereby terminating the Royalty Interests.
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
          The financial statements of the Trust are prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States, or GAAP. Although this basis of accounting is permitted for royalty trusts by the SEC, the financial statements of the Trust differ from GAAP financial statements because, among other things, revenues are not accrued in the month of production and loss contingencies are recognized in the period in which amounts are paid by the Trust.
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
As more infill wells are drilled, they could cause a reduction in amounts payable with respect to the Royalty Interests.
          The Royalty Interests include a 20 percent net profit interest in infill wells. Infill wells may recover a portion of the reserves that would otherwise be produced from wells burdened by the Trust’s net profits interests. Since the Trust is entitled to receive 60 percent of the net proceeds from production burdened by its net profits interests but only 20 percent of the net profits from infill wells the drilling of infill wells may reduce payments with respect to the Royalty Interests, and the price a buyer is willing to pay for the Royalty Interests. See “Item 1—Description of the Trust—Assets of the Trust” and “Item 2—The Royalty Interests—The Infill Wells” for more information.
Item 1B. Unresolved Staff Comments.
          The Trust has not received any written comments from the SEC staff regarding its periodic or current reports under the Act not less than 180 days preceding December 31, 2009, which comments remain unresolved.

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
          Concurrently with the 2001 Transaction, WPC and Quatro Finale entered into a Management Services Agreement dated March 1, 2001 (the “Management Services Agreement”), whereby WPC agreed, among other things, to continue to manage and operate the Underlying Properties and to handle the receipt and payment of funds with respect thereto. Following the 2001 Transaction through January 1, 2003, under the Management Services Agreement, WPC collected all revenues on behalf of Quatro Finale and was obligated to pay to the Trust on behalf of Quatro Finale the amounts payable with respect to the Royalty Interests. Currently, as it did prior to the 2001 Transaction, WPC receives all payments relating to the Underlying Properties and, pursuant to the Conveyance, pays to the Trust the portion thereof attributable to the Royalty Interests through the Termination Date.
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
          The following table reflects certain information from the Reserve Report as of December 31, 2009 prepared by Miller and Lents, Ltd. dated February 12, 2010 (the “December 31, 2009 Reserve Report”) regarding the Federal Units in which the WI Properties participate. At December 31, 2009, the WI Properties covered 1,061 gross (111.72 net) coal seam gas wells with working interests ranging from 0.8334 percent to 75 percent, with an average working interest of approximately 10.53 percent. The Royalty Interests participate in each Federal Unit and participating area in which the WI Properties participate based on the acreage containing wells with proved reserves on December 31, 2009.

		Underlying Properties
			Estimated
			Discounted
			Future Net
		Net Proved	Revenues
		Reserves	(Discounted
Federal Unit	Federal Unit Operator	(Bcf)	at 10%)
			(In Thousands)
San Juan 30-5	Conoco Phillips Petroleum Company	4.47	1,308.16
San Juan 32-7	Conoco Phillips Petroleum Company	11.07	7,037.50
San Juan 32-8	Conoco Phillips Petroleum Company	8.04	4,006.74
San Juan 30-6	*Burlington Resources	4.26	2,248.92
San Juan 31-6	Conoco Phillips Petroleum Company	1.44	286.98
San Juan 29-6	Conoco Phillips Petroleum Company	5.01	1,564.96
San Juan 29-7	*Burlington Resources	1.81	1,343.47
San Juan 32-9	*Burlington Resources	1.09	393.30
Northeast Blanco	Devon Energy	0.89	420.91
Huerfano	*Burlington Resources	0.83	360.86
San Juan 29-5	Conoco Phillips Petroleum Company	0.53	213.92
San Juan 28-6	*Burlington Resources	0.25	95.42

*	Burlington Resources is a wholly-owned subsidiary of Conoco Phillips Petroleum Company

      Well Count and Acreage Summary. The following table shows as of December 31, 2009, 2008, and 2007, the gross and net wells and acreage by proved producing and nonproducing categories for the WI Properties.

	Number of
	Wells		Acres
December 31,	Gross	Net	Gross	Net
2009
Producing	1,102	114.4	150,988	20,681
Nonproducing	0	0	0	0

Total	1,102	114.4	150,988	20,681

2008
Producing	1,070	113.6	150,988	20,681
Nonproducing	5	0.5	0	0

Total	1,075	114.1	150,988	20,681

2007
Producing	1,086	118.7	150,988	20,681
Nonproducing	12	1.0	0	0

Total	1,098	119.7	150,988	20,681

          Of the total gross wells described above at December 31, 2009, 1,061 gross wells are located in unitized areas. In addition to the above, the Farmout Properties have 21 gross wells.
          Properties Outside Unitized Areas. The WI Properties also include interests held by WPC in 41 proved developed Fruitland formation coal seam gas wells held in areas outside of Federal Units that are not reflected in the foregoing tables. As of December 31, 2009, WPC’s working interest and net revenue interests in these wells averaged 8.46 percent and 6.91 percent, respectively.
          The Farmout Properties consist of a 35 percent net profits interest on a property farmed out to BP in La Plata County, Colorado. Such properties are not within any Federal Unit boundary. The Farmout Properties are owned, and most of the wells thereon are operated, by BP. Neither Williams, WPC, the Delaware Trustee, the Trustee nor the Unitholders are able to influence or control the operation or future development of the Farmout Properties. WPC has advised the Trustee that it believes that a majority of the production from the Farmout Properties is sold by BP under short-term marketing arrangements at spot market prices and is not subject to the Gas Purchase Contract. No assurance can be given, however, that BP will not in the future subject production from the Farmout Properties to long-term sales contracts at non-market responsive prices. A portion of the production from the Farmout Properties is gathered by WFS pursuant to a gathering contract at rates and subject to other terms that were negotiated on an arms-length basis. As of December 31, 2009, 21 gross wells had been drilled on the Farmout Properties. For a further description of the Farmout Properties, see “— The NPI.”
The NPI
          The NPI generally entitles the Trust to receive 60 percent (permanently reduced from 81 percent as described under “—The NPI Percentage Reduction” below) of the NPI Net Proceeds. NPI Net Proceeds consists generally of the aggregate proceeds attributable to (i) WPC’s net revenue interest based on the sale at the Wellhead of gas produced from the WI Properties and (ii) the revenue stream received by WPC from its 35 percent net profits interest in the Farmout Properties, less (a) WPC’s working interest share of property and production taxes on the WI Properties; (b) WPC’s working interest share of actual operating costs on the WI Properties to the extent in excess of those agreed to be paid by WPC as described herein; (c) WPC’s working interest share of capital costs on the WI Properties to the extent in excess of those agreed to be paid by WPC as described herein; and (d) interest on the unrecovered portion, if any, of the foregoing costs at Citibank’s Base Rate. See “— Gas Purchase Contract” for a discussion of the Gas Purchase Contract and the impact of the Price Differential on the computation of NPI Net Proceeds.

          Most of the wells reflected in the December 31, 2009 Reserve Report were drilled prior to 1994. Significant additional capital expenditures were not incurred during the early years of the production lives of such wells, and it is not anticipated that further significant capital expenditures will be incurred. Consequently, the December 31, 2009 Reserve Report was prepared on the basis that there will be no capital expenditures borne by the Royalty Interests for non-infill wells. Nevertheless, the operators and working interest owners of the wells could elect at any time to implement measures to increase the producible reserves. These measures, if implemented, could involve additional compression or enhanced or secondary recovery operations requiring substantial capital expenditures that would be proportionately borne by the Royalty Interests.
          Exhibit B to the Conveyance reflects estimated annual operating expenses for wells on the WI Properties. No operating expenses in respect of the WI Properties will be deducted in calculating NPI Net Proceeds except when the actual cumulative operating expenses attributable to WPC’s working interests in the WI Properties exceed the estimated cumulative operating expenses reflected in Exhibit B to the Conveyance as of the close of a calendar quarter (less the estimated operating costs in such Exhibit that are allocable to two wells that were repurchased effective as of January 1, 1994, by WPC as a purchase price adjustment or to any wells that are reconveyed to WPC as uneconomic). The amount by which such actual cumulative operating expenses exceed estimated cumulative operating expenses reflected in such Exhibit will be deducted in calculating NPI Net Proceeds and, therefore, will reduce the amounts payable with respect to the NPI.
          If, during any period, costs and expenses deductible in calculating the NPI Net Proceeds exceed gross proceeds, neither the Trust nor Unitholders will be liable for such excess, but no payments will be received with respect to the NPI until future gross proceeds exceed future costs and expenses plus the cumulative excess of such costs and expenses plus interest thereon at Citibank’s Base Rate. However, if the excess costs are the result of capital costs incurred for enhanced recovery or similar operations on the WI Properties, no less than 20 percent of the NPI Net Proceeds (calculated before such capital costs are deducted) will be received with respect to the NPI until such excess costs plus interest thereon at Citibank’s Base Rate are recovered by WPC unless such capital costs are $3,000,000 or more, in which event the Trust will only receive payments equal to the administrative costs of the Trust until such unrecovered costs plus interest thereon at Citibank’s Base Rate are less than $3,000,000.
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
Reserve Report
          The following table summarizes net proved reserves estimated as of December 31, 2009, and certain related information for the Royalty Interests and Underlying Properties from the December 31, 2009 Reserve Report prepared by Miller and Lents, Ltd., independent petroleum engineers. Miller and Lents, Ltd. is an international oil and gas consulting firm, founded in 1948, offering services and expertise in many phases of the oil and gas industry. The firm is registered with the Texas Board of Professional Engineers and is authorized to provide professional engineering services in the State of Texas. The engineering staff assigned to the Trust are all university graduates with degrees in engineering. All are licensed professional engineers and each is a qualified reserve evaluator with over 20 years of diversified experience, including at least eight years of experience with the Trust. Mr. Stephen M. Hamburg, P.E., a vice president of Miller and Lents, Ltd., is primarily responsible for overseeing the Trust’s reserves audit. A summary of the December 31, 2009 Reserve Report is filed as an exhibit to this Form 10-K and incorporated herein by reference. See Note 9 to “Item 8—Financial Statements and Supplementary Data—Notes to Financial Statements” for additional information regarding the net proved reserves of the Trust.

          A net profits interest does not entitle the Trust to a specific quantity of gas but to a portion of the net proceeds derived therefrom. Ordinarily, and in the case of the Farmout Properties, proved reserves attributable to a net profits interest are calculated by deducting an amount of gas sufficient, if sold at the prices used in preparing the reserve estimates for such net profits interest, to pay the future estimated costs and expenses deducted in the calculation of the net proceeds of such interest. Because WPC has agreed to pay certain operating and capital costs with respect to the WI Properties, no amount of gas in respect of such costs has been deducted from the amount of reserves attributable to the WI Properties in determining the amount of reserves attributable to the Royalty Interests. The December 31, 2009 Reserve Report was prepared in accordance with criteria established by the SEC, and as if the Trust were a going concern, and, accordingly, is based upon a first of the month contractual price received by the Trust during the 12-month period prior to December 31, 2009, of $2.63 per MMBtu before transportation charges through 2012. The Gas Purchase Contract expires no later than December 2012; and because the early termination of the Trust (resulting in the Gas Purchase Contract terminating no later than August 1, 2010) was not triggered until after December 31, 2009, the December 31, 2009 Reserve Report continues to reflect pricing under the terms of the Gas Purchase Contract through the 2012 period. Beginning in year 2013, the gas price to the former Trust interest used in the December 31, 2009 Reserve Report is $3.25 per MMBtu, based on the average first of the month Blanco Hub Index Price during the 12-month period prior to December 31, 2009. Gathering and transportation charges, taxes, treating, and other costs payable prior to the delivery points were deducted from the index price in order to determine the wellhead price used in this evaluation. These prices and deductions were held constant. The December 31, 2009 Reserve Report is also based on the percentage share of NPI Net Proceeds payable to the Trust continuing at 60 percent for the remaining life of the reserves and based on the percentage share of Infill Net Proceeds payable to the Trust continuing at 20 percent for the remaining life of the reserves.

	Royalty	Underlying
	Interests	Properties
Net Proved Gas Reserves (Mmcf)(a)(b)	6,497	45,755
Estimated Future Net Revenues (in millions)(c)	$6,598	$29,675
Discounted Estimated Future Net Revenues (in millions)(c)	$4,931	$23,499

(a)	Although the prices utilized in preparing the estimates in this table are in accordance with criteria established by the SEC, such prices may not be the most representative prices for estimating future net revenues or related reserve data.

(b)	The gas reserves were estimated by Miller and Lents, Ltd. by applying decline curve analyses utilizing type curves for the various areas in the Basin. The bases for the consideration of type curves are the production histories, the water and gas production rates and the initial reservoir pressures of the wells in the separate areas.

(c)	Estimated future net revenues are defined as the total revenues attributable to the Underlying Properties and Royalty Interests less applicable royalties, severance and ad valorem taxes, operating costs and future capital expenditures. Overhead costs (beyond the standard overhead charges for the nonoperated properties) have not been included, nor have the effects of depreciation, depletion and Federal income tax. Estimated future net revenues and discounted estimated future net revenues are not intended and should not be interpreted as representing the fair market value for the estimated reserves.
          The Financial Accounting Standards Board requires supplemental disclosure for oil and gas reserves producers based on a standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities. Under this disclosure, future cash inflows are computed by applying the average prices during the 12-month period prior to fiscal year-end, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. Future price changes are only considered to the extent provided by contractual arrangements in existence at year end. The standardized measure of discounted future net cash flows is achieved by using a discount rate of 10% a year to reflect the timing of future cash flows relating to proved oil and gas reserves. The SEC’s prior rules required proved reserve estimates to be calculated using prices as of the end of the period and held constant over the life of the reserves. Application of the new reserve rules resulted in the use of a lower price at December 31, 2009 for gas than would have resulted under the previous rules. Use of the new 12-month average pricing rules at December 31, 2009 resulted in a decrease in proved reserves of approximately

4,902 Mmcf, reflected in revisions of previous estimates in the table of changes in reserves quantities in Note 9.
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
          Because the process of estimating oil and gas reserves is complex and requires significant judgment, the Trustee has developed internal policies and controls for estimating reserves. The Trust does not have information that would be available to a company with oil and gas operations because detailed information is not generally available to owners of royalty interests. The Trustee gathers production information and provides such information to Miller and Lents, Ltd., who extrapolates from such information estimates of the reserves attributable to the Underlying Properties based on its expertise in the oil and gas fields where the Underlying Properties are situated, as well as publicly available information. The Trust’s policies regarding reserve estimates require proved reserves to be in compliance with the SEC definitions and guidance.
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
Historical Gas Sales Prices and Production
          The following table sets forth the actual Underlying Properties net production volumes attributed from the WI Properties, weighted average lifting costs and information regarding historical gas sales prices for each of the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
Production from the WI Properties (MMcf)(1)	2,489	5,811	5,529
Weighted average lifting costs (dollars per Mcf)	$3.02	$1.16	$0.75
Weighted average sales price of gas produced from the WI Properties (dollars per Mcf)	$5.08	$4.96	$3.42
Average Blanco Hub Spot Price (dollars per MMBtu)	$3.25	$7.21	$5.97

(1)	Production from the WI Properties is exclusive of volumes realized from unit expansion adjustments as described in Note 6 to “Item 8 — Financial Statements and Supplementary Data — Notes to Financial Statements.
          The average first of the month Blanco Hub Spot Price during the 12-month period prior to December 31, 2009 was $3.25 per MMBtu and the contractual price to the Trust was $2.63 per MMBtu as previously discussed. Information regarding average wellhead sales prices for production from the Farmout Properties is not available to WPC, although WPC has advised the Trustee that it believes production from such properties is currently sold by BP under short-term marketing arrangements at spot market prices. While Williams may, from time to time, enter into hedge instruments to manage their price risk associated with natural gas production from the Underlying Properties, the effects of any such hedge instruments are not used in the determination of the Trust’s royalty income attributable from the net profits interest in the Underlying Properties. The Trust does not engage in any hedging activities to manage its price risk associated with natural gas production from the Underlying Properties. Production attributed to the Farmout Properties (in MMcf) was 1,091, 1,204, and 1,395 in 2009, 2008, and 2007, respectively.
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
Gas Purchase Contract
          Under the terms of the Gas Purchase Contract, WPX Gas Resources (as successor in interest to WGM) purchased the natural gas produced from the WI Properties (except for certain small volumes) at the Wellhead. The Gas Purchase Contract commenced October 1, 1992, and expires no later than December 2012; however, as a result of the early termination of the Trust, it will expire on the earlier of August 1, 2010 or the closing date of the sale of the Royalty Interests by the Trust. The Gas Purchase Contract provided for a pricing mechanism during an initial 5-year period (“Primary Term”), which expired on December 31, 1997. Following the expiration of the Primary Term, the pricing mechanism continued for one or more consecutive additional one-year terms (each such term a “Contract Year”) unless and until WPX Gas Resources exercises its annual option, exercisable 15 days prior to the end of each Contract Year, to discontinue purchasing gas from WPC under the pricing provision of the Gas Purchase Contract and instead purchase gas at a monthly price equal to the “Index Price” as described hereafter. For each of the Contract Years 2007, 2008 and 2009, WPX Gas Resources did not exercise this option and therefore the pricing mechanism of the Primary Term remained in effect for each of those past years and will continue until the earlier of August 1, 2010 or the closing date of the sale of the Royalty Interests by the Trust. Under this mechanism, the monthly price to be paid by WPX Gas Resources for natural gas purchased pursuant to the Gas Purchase Contract shall be (a) the $1.70 Minimum Purchase Price, less (b) any costs paid by WPX Gas Resources to gather, treat and process the gas and deliver it to specified delivery points and plus (c) under certain circumstances, additional amounts determined as described below:
(i) If the Index Price (as defined below) in any month during any Contract Year, including 2010 (through the earlier of August 1, 2010 or the closing date of the sale of the Royalty Interests by the Trust), is greater than $1.94 per MMBtu, then WPX Gas Resources will pay WPC an amount for gas purchased equal to $1.94 per MMBtu, less the costs paid by WPX Gas Resources to gather and process such gas and deliver it to specified delivery points, plus 50 percent of the excess of the Index Price over $1.94 per MMBtu (the “Price Differential”), provided WPX Gas Resources has no accrued Price Credits (as defined below) in the Price Credit Account (as defined below). If WPX Gas Resources has accrued Price Credits in the Price Credit Account, then WPX Gas Resources will be entitled to reduce the amount in excess of the Minimum Purchase Price (before deducting gathering and processing costs and costs to deliver the gas to specified delivery points) that otherwise would be payable by any accrued and unrecouped Price Credits in the Price Credit Account, and WPX Gas Resources will not be obligated to pay WPC any amounts in excess of the Minimum Purchase Price until such time as all accrued Price Credits have been recouped and a zero balance exists in the Price Credit Account.
(ii) If the Index Price in any month during any Contract Year, including 2010 (through the earlier of August 1, 2010 or the closing date of the sale of the Royalty Interests by the Trust), is greater than the Minimum Purchase Price but less than or equal to $1.94 per MMBtu, then WPX Gas Resources will pay WPC an amount for each MMBtu purchased equal to the Index Price less the costs paid by WPX Gas Resources to gather and process such gas and deliver it to specified delivery points, provided WPX Gas Resources has no accrued Price Credits in the Price Credit Account. If WPX Gas Resources has accrued Price Credits in the Price Credit Account, then WPX Gas Resources will be entitled to reduce the amount in excess of the Minimum Purchase Price (before deducting, gathering and processing costs and costs to deliver to specified delivery points) that otherwise would be payable by any accrued and unrecouped Price Credits in the Price Credit Account, and WPX Gas Resources will not be obligated to pay WPC any amounts in excess of the Minimum Purchase Price until such time as all accrued Price Credits have been recouped and a zero balance exists in the Price Credit Account.
(iii) If the Index Price in any month during any Contract Year, including 2010 (through the earlier of August 1, 2010 or the closing date of the sale of the Royalty Interests by the Trust), is less than the Minimum Purchase Price, then WPX Gas Resources will pay for each MMBtu of gas purchased the Minimum Purchase Price less the costs paid by WPX Gas Resources to gather and process such gas and deliver it at specified delivery points, and WPX Gas Resources will receive a credit (the “Price Credit”) from WPC for each MMBtu of gas purchased by WPX Gas Resources equal to the difference between the Minimum Purchase Price and the Index Price. WPC is required to establish and maintain the Price Credit Account containing the accrued and unrecouped amount of such Price Credits. No Price Credits were accrued in respect of production purchased by WPX Gas Resources prior to January 1, 1994.
          For the year ended December 31, 2009, which is based on production volumes and natural gas prices for the twelve months ended September 30, 2009, the Index Price exceeded the Minimum Purchase Price for each month during the year. As of December 31, 2009 and 2008, there were no remaining unrecouped Price Credits in the Price Credit Account.
          To the extent there may in the future be a balance in the Price Credit Account, the entitlement to recoup Price Credits means that if and when the Index Price is above the Minimum Purchase Price, future royalty income paid to the Trust would be reduced until such as such Price Credits have been fully recouped. Corresponding cash distributions to Unitholders would also be reduced.
          Subsequent to the expiration of the Primary Term of the pricing provision of the Gas Purchase Contract, which occurred on December 31, 1997, WPX Gas Resources has an annual option (which can be exercised only once during the term of the Gas Purchase Contract) to discontinue purchasing gas under the pricing provision of the Gas Purchase Contract by giving written notice of its election to pay solely the Index Price (less the costs paid by WPX Gas Resources to gather, treat and process such gas and deliver it to specified points). If WPX Gas Resources so elects to discontinue paying under the pricing provision, WPX Gas Resources will no longer be entitled to retain the Price Differential when the Index Price exceeds $1.94 per MMBtu and any accrued and unrecouped Price Credits will be extinguished. Since there is no published price in the San Juan Basin for wellhead deliveries, the wellhead price in the Gas Purchase Contract is determined by utilizing a published price that is inclusive of gathering, treating and processing costs. As used in this “Item 2. Properties — Reserve Report,” “Index Price” means 97 percent of the first of month El Paso Natural Gas Co. — San Juan Spot Price. The El Paso Natural Gas Co. — San Juan Spot Price is a posted index price per MMBtu (dry basis) published in Inside F.E.R.C.’s Gas Market Report, which is a bi-monthly publication by The McGraw-Hill Companies, Inc. The Gas Purchase Contract provides WPX Gas Resources a one-time option to convert the Index Price from the first of month posting of El Paso Natural Gas Co. — San Juan Spot Price to the average of the bi-monthly postings for that same index. The Gas Purchase Contract further provides for an alternative indexing mechanism in the event the Inside F.E.R.C.’s Gas Market Report indices are modified or discontinued. All prices used as index prices are delivered prices at the specified point of delivery and are, therefore, before deducting gathering and/or transportation charges, taxes, treating cots or other costs payable prior to the delivery points. During periods when there is a Price Differential,

WPX Gas Resources will absorb a portion of the gathering charges based on a formula specified within the Gas Purchase Contract.
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
          The Gas Gathering Contract was twice amended, each effective as of October 1, 1993, with respect to 19 wells located in the San Juan 29-7 unit. WFS is obligated to gather production from such wells at a rate of $.36 per Mcf (plus a fuel reimbursement of 5.5 percent of the gas received at the Wellhead Receipt Points (as defined)). In connection with these amendments to the Gas Gathering Contract, the Trustee received an opinion of counsel to Williams that such amendments need not be submitted for approval by vote of the Unitholders.
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
          The MMS generally audits royalty payments within a 6-year period. Although WPC calculates royalty payments in accordance with its interpretation of the then applicable MMS regulations, WPC does not know whether the royalty payments made to the U.S. Government are totally in conformity with MMS standards until the payments are audited. If an MMS audit, or any other audit by a Federal or state agency, results in additional royalty charges, together with interest, relating to production since October 1, 1992, in respect of the Underlying Properties, such charges and interest will be deducted in calculating NPI Net Proceeds for the quarter in which the charges are billed and in each quarter thereafter until the full amount of the additional royalty charges and interest have been recovered. The Trust’s 2007 distributions were impacted negatively by a settlement with the MMS as discussed in Note 6 to “Item 8 — Financial Statements and Supplementary Data — Notes to Financial Statements.” This settlement related to production periods through 2006.
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
          On October 15, 2002 the New Mexico Oil and Gas Commission (NMOCD) revised the field rules for the Basin Fruitland Coal (Gas) Pool to allow an optional second (infill) well on the standard 320-acre spacing unit in certain designated areas of the pool (the non-fairway wells). On July 17, 2003 the NMOCD further modified the field rules for the Basin Fruitland Coal (Gas) Pool to allow these infill wells on the standard 320-acre spacing unit in all areas of the pool. The WI Properties contain 442 infill locations designated as proved locations according to SEC guidelines. As of December 31, 2009, 442 infill locations are proved developed producing and zero locations are proved undeveloped.

     The Infill Wells reached payout in the aggregate during 2008. The Trust has received its 20 percent interest in WPC’s Infill Net Proceeds for periods after payout. However, during 2009, WPC informed the Trustee that due to the net deficit realized by the Infill Wells during the third and fourth quarters, the Infill Net Profit Costs now exceed the Infill Net Profit Gross Proceeds by approximately $32,500. The Trust will not be liable for such excess costs, and such excess costs will hereafter constitute Excess Infill Net Profit Costs until recovered by WPC. The Trust will not receive its 20 percent interest in WPC’s Infill Net Proceeds until such time as the Infill Net Profits Gross Proceeds exceeds the Infill Net Profit Costs on an aggregate basis. The complete definitions of Infill Net Proceeds, Infill Net Profit Costs, Excess Infill Net Profit Costs, and Infill Net Profit Gross Proceeds are set forth in the Conveyance.
Royalty Trust Reserves
     The reserves for the Royalty Trust were determined by Miller and Lents, Ltd in accordance with SEC guidelines. As of December 31, 2009, total proved reserves were 6,497 MMcf, comprised entirely of proved developed producing reserves.
     As of December 31, 2009 total proved reserves for the 320-acre spaced wells in the Working Interest Properties were 3,084 MMcf comprised entirely of proved developed producing reserves.
     As of December 31, 2009 total proved reserves for the infill wells in the Working Interest Properties were 453 MMcf, comprised entirely of proved developed producing reserves.
     As of December 31, 2009, total proved reserves for the Farmout Properties were 2,960 MMcf, all of which are proved developed producing.
     The following table sets fort the summary of reserves for the Royalty Trust as of December 31, 2009:
RESERVES

Natural Gas
Reserves Category	(MMcf)
PROVED RESERVES
Developed
WI Properties	3,084
Infill Properties	453
Farmout Properties	2,960
Undeveloped
WI Properties	-0-
Infill Properties	-0-
Farmout Properties	-0-

TOTAL PROVED RESERVES	6,497
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
Item 3. Legal Proceedings.
     There are no material pending proceedings to which the Trust is a party or to which any of its properties is the subject. In 2008, WPC notified the Trust that certain royalty matters were being litigated by a federal regulatory agency and another producer. WPC learned that this case was decided unfavorably to the producer in October 2009. Neither WPC nor the Trust was a party to this litigation; however, given the similarities to the Trust’s Underlying Properties, WPC and the Royalty Interests will more than likely be impacted as well. WPC is currently evaluating the negative impact to the Trust’s NPI. In addition, there are other cases pending against other producers on related issues that could potentially have a significant negative impact to future royalty income with respect to the Royalty Interests, natural gas reserves and reserve value.
Item 4.
     Reserved.
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     The Units are listed and traded on the New York Stock Exchange under the symbol “WTU.” The following table sets forth, for the periods indicated, the high and low sales prices per Unit and the amount of quarterly cash distributions per Unit paid by the Trust.

	Sales Price		Distributions
	High	Low	per Unit
2009
First Quarter	$9.00	$3.86	$.113811
Second Quarter	$6.05	$4.17	$.065169
Third Quarter	$5.01	$2.77	$.000000
Fourth Quarter	$4.09	$2.92	$.022074

2008
First Quarter	$10.20	$8.45	$.179608
Second Quarter	$11.10	$9.39	$.187237
Third Quarter	$11.25	$8.73	$.349784
Fourth Quarter	$10.00	$6.00	$.755888

     At March 1, 2010, there were 9,700,000 Units outstanding and approximately 338 Unitholders of record. The Trust does not maintain any equity compensation plans. The Trust did not sell nor did it repurchase any Units during the period covered by this report.
Item 6. Selected Financial Data.

	Year Ended December 31,
	2009	2008	2007	2006	2005
Royalty Income	$2,882,120	$15,151,993	$9,496,151	$13,945,315	$14,497,187
Distributable Income	$1,871,850	$14,290,691	$8,547,300	$13,032,064	$13,565,620
Distributable Income per Unit	$0.19	$1.47	$0.88	$1.34	$1.40
Distributions per Unit	$0.20	$1.47	$0.88	$1.34	$1.41
Total Assets at Year End	$4,527,140	$5,623,413	$6,944,963	$8,372,798	$10,138,644
Total Corpus at Year End	$4,410,799	$5,592,220	$6,877,977	$8,316,439	$10,091,169
Item 7. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.
Termination and Liquidation of the Trust
     With respect to the Trust termination provisions as outlined in the Trust Agreement, the net present value of the estimated future net revenues computed in accordance with the Trust Agreement, using an average 2009 index price of $3.25, by the independent petroleum engineers as of December 31, 2009 was approximately $8.4 million. The results of this computation have triggered an early termination of the Trust. Because the Trust’s computed net present value fell below the $30 million stipulated threshold as of December 31, 2009, the Trust terminated effective March 1, 2010 (the “Termination Date”).
     Following termination, the Trustee and the Delaware Trustee will continue to act as trustees of the Trust until all remaining Trust assets have been sold and the net proceeds from such sales, if any, are distributed to Unitholders.
     Upon the termination of the Trust, the Trustee will use Best Efforts (as defined in the Trust Agreement) to sell any remaining Royalty Interests for cash pursuant to the procedures described in the Trust Agreement. The Trustee has retained Albrecht & Associates, Inc., an investment banking firm (the “Advisor”), on behalf of the Trust who will assist the Trustee in selling the remaining Royalty Interests then owned by the Trust (the “Remaining Royalty Interests”). WPC has the right, but not the obligation, to make a cash offer to purchase all Remaining Royalty Interests following termination of the Trust as described in the following paragraph.
     WPC may, within 60 days following the Termination Date, make a cash offer to purchase all of the Remaining Royalty Interests then held by the Trust. In the event such an offer is made by WPC, the Trustee will decide, based on the recommendation of the Advisor, to either (i) accept such offer (in which case no sale to WPC will be made unless a fairness opinion is given by the Advisor that the purchase price is fair to the Trust and Unitholders) or (ii) defer action on such offer. If the Trustee defers action on WPC’s offer, the offer will be deemed withdrawn and the Trustee will then use Best Efforts, assisted by the Advisor to obtain alternative offers for the Remaining Royalty Interests. At the end of a 120-day period following the Termination Date, the Trustee is required to notify WPC of the highest of any other offers (net of any commissions or other fees payable by the Trust), acceptable to the Trustee (which must be an all-cash offer), received during such period (the “Highest Acceptable Offer”). WPC then has the exclusive right (whether or not it made an initial offer), but not the obligation, to purchase all Remaining Royalty Interests for a cash purchase price computed as follows: (i) if the Highest Acceptable Offer is more than 105 percent of WPC’s initial offer (or if WPC did not make an initial offer), the purchase price will be 105 percent of the Highest Acceptable Offer, or (ii) if the Highest Acceptable Offer is equal to or less than 105 percent of WPC’s initial offer, the purchase price will be equal to the Highest Acceptable Offer. If no other acceptable offers are received for all Remaining Royalty Interests, the Trustee may request WPC to submit another offer for consideration by the Trustee and may accept or reject such offer. Acceptance of an offer by the Trustee shall be conditioned upon the opinion of the Advisor of the fairness of the offer.

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
     The sale of the Remaining Royalty Interests following the termination of the Trust will be taxable events to the Unitholders for Federal income tax purposes. Generally, a Unitholder will realize gain or loss equal to the difference between the amount realized on the sale of the Remaining Royalty Interests upon termination of the Trust and his adjusted basis in such Units. Gain or loss realized by a Unitholder who is not a dealer with respect to such Units and who has a holding period for the Units of more than one year will be treated as long-term capital gain or loss except to the extent of any depletion recapture amount, which must be treated as ordinary income. State tax consequences may also result to Unitholders upon the termination of the Trust and the sale of the Remaining Royalty Interests. Each Unitholder should consult his own tax advisor regarding Trust tax compliance matters, including Federal and state tax implications concerning the sale of the Remaining Royalty Interests following the termination of the Trust.
Critical Accounting Policies and Estimates
     The financial statements of the Trust are prepared on a modified cash basis and are not intended to present financial position and results of operations in conformity with United States Generally Accepted Accounting Principles (“GAAP”). Because of the termination of the Trust effective March 1, 2010, the Trust is not expected to continue as a going concern; however, no adjustments have been made to the carrying value or classification of the Royalty Interests as of December 31, 2009. Preparation of the Trust’s financial statements on such basis includes the following:
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
     Reserve Recognition. Independent petroleum engineers estimate the net proved reserves attributable to the Royalty Interests. In accordance with the FASB Accounting Standards Codification Extractive Activities — Oil and Gas, estimates of future net revenues from proved reserves have been prepared using the average monthly contractual gas prices and related costs for the past calendar year. Numerous uncertainties are inherent in estimating volumes and the value of proved reserves and in projecting future production rates and the timing of development of non-producing reserves. Such reserve estimates are subject to change as additional information becomes available. The reserves actually recovered and the timing of production may be substantially different from the reserve estimates.
     Contingencies. Contingencies related to the Underlying Properties that are unfavorably resolved would generally be reflected by the Trust as reductions to future royalty income payments to the Trust with corresponding reductions to cash distributions to Unitholders.
Liquidity and Capital Resources
     As stipulated in the Trust Agreement, the Trust is intended to be passive in nature and neither the Delaware Trustee nor the Trustee has any control over or any responsibility relating to the operation of the Underlying Properties. The Trustee has powers to collect and distribute proceeds received by the Trust and pay Trust liabilities and expenses, and its actions have been limited to those activities. The assets of the Trust are passive in nature, and other than the Trust’s ability to periodically borrow money as necessary to pay expenses, liabilities and obligations of the Trust that cannot be paid out of cash held by the Trust, the Trust is prohibited from engaging in borrowing transactions. As a result, other than such borrowings, if any, the Trust has no source of liquidity or capital resources other than the Royalty Interests. As described under “— Termination and Liquidation of the Trust”, if a sale of the Royalty Interests is made or a definitive contract for sale of the Royalty Interests is entered into within a 150-day period following the Termination Date, the buyer of the Royalty Interests, and not the Trust or Unitholders, will be entitled to all proceeds of production attributable to the Royalty Interests following the Termination Date. The Trust is withholding an additional $100,000 for anticipated expenses relating to the termination process.
Results of Operations
     Prior to termination of the Trust, when excess cash was available, the Trust made quarterly cash distributions to Unitholders. The only assets of the Trust, other than cash and cash equivalents being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Royalty Interests. The Royalty Interests owned by the Trust burden the Underlying Properties, which are owned by WPC and not the Trust.
     Distributable income of the Trust generally consists of the excess of royalty income plus interest income over the general and administrative expenses of the Trust. Upon receipt by the Trust, royalty income is invested in short-term investments in accordance with the Trust Agreement until its subsequent distribution to Unitholders. Currently, funds are invested in Bank of America money market accounts which are backed by the good faith of Bank of America, N.A., but are not insured by the Federal Deposit Insurance Corporation (“FDIC”). The Trust does not lend money and has limited ability to borrow money, which the Trustee believes limits the Trust’s risk from the current tightening of credit markets. Additional risks are described in “Item 1A — Risk Factors”.

     The amount of distributable income of the Trust for any calendar year may differ from the amount of cash available for distribution to Unitholders in such year due to differences in the treatment of the expenses of the Trust in the determination of those amounts. The financial statements of the Trust are prepared on a modified cash basis pursuant to which general and administrative expenses of the Trust are recognized when incurred whereas royalty income is recognized when received. Consequently, the reported distributable income of the Trust for any year is determined by deducting from the income received by the Trust the amount of expenses incurred by the Trust during such year. The amount of cash available for distribution to Unitholders, however, is determined in accordance with the provisions of the Trust Agreement and reflects the deduction from the income actually received by the Trust of the amount of expenses actually paid or accrued by the Trust and adjustment for changes in reserves for unpaid liabilities. See Note 5 to “Item 8—Financial Statements and Supplementary Data—Notes to Financial Statements” for additional information regarding the determination of the amount of cash available for distribution to Unitholders.
     For 2009, royalty income received by the Trust amounted to $2,882,120 as compared to $15,151,993 and $9,496,151 for 2008 and 2007, respectively. The decrease in royalty income in 2009 compared to 2008 was primarily due to the result of lower natural gas prices, declining production levels and additional receipts from WPC’s processing of unit expansion adjustments in 2008. In the second quarter 2009, Williams notified the Trust that WPC made an overpayment of $765,816 to the Trust for the production quarter ending March 31, 2009; however, Williams waived any right to seek recoupment of the amount of the overpayment or reduce any future payments of royalty income to the Trust by the amount of the overpayment. The increase in royalty income in 2008 compared to 2007 was primarily due to an additional $3.5 million distribution received from WPC from the actualization of the unit expansions effecting the Underlying Properties. The increase was also the result of higher natural gas prices. Net production related to the royalty income received by the Trust in 2009 was 1,742,713 MMBtu as compared to 3,463,050 MMBtu (exclusive of the above described unit expansion adjustment) and 3,730,887 MMBtu in 2008 and 2007, respectively. The average net natural gas price received for royalty income in 2009 was $1.97 per MMBtu as compared to $3.05 MMBtu (exclusive of the above described unit expansion adjustment) and $2.24 MMBtu in 2008 and 2007, respectively. Interest income for 2009 was $896 as compared to $24,390 and $39,842 for 2008 and 2007. The decrease in interest income for 2009 reflects lower interest rates and less funds available for investment. The decrease in interest income for 2008 reflects lower interest rates.
     General and administrative expenses for 2009 were $1,011,166, as compared to $885,692 and $988,693 for 2008 and 2007, respectively. General and administrative expenses in 2009 were higher due to increased professional expenses compared to 2008. General and administrative expenses in 2008 were lower due to decreased Unitholder reporting costs compared to 2007.
     Distributable income for 2009 was $1,871,850 or $0.19 per Unit, compared to $14,290,691 or $1.47 per Unit for 2008, and $8,547,300 or $0.88 per Unit, for 2007. The decrease in distributable income in 2009 compared to 2008 was due to lower gas prices and lower production. The increase in distributable income in 2008 compared to 2007 was primarily due to the actualization of various unit expansions, as discussed further in Note 6 to “Item 8 — Financial Statements and Supplementary Data — Notes to Financial Statements” and due to higher gas prices.
     Because the Trust incurs administrative expenses throughout a quarter but receives its royalty income only once in a quarter, the Trustee established in the first quarter of 1993 a cash reserve for the payment of expenses and liabilities of the Trust. The Trustee thereafter has adjusted the amount of such reserve in certain quarters as required for the payment of the Trust’s expenses and liabilities, in accordance with the provisions of the Trust Agreement. The Trustee has maintained for the foreseeable future a cash reserve that will be reduced by Trust expenses in excess of royalty income.
     Royalty income received by the Trust in a given calendar year will generally reflect the sum of (i) net proceeds from the sale of gas produced from the WI Properties during the first three quarters of that year and the fourth quarter of the preceding calendar year, plus (ii) cash received by WPC with respect to the Farmout Properties during the first three quarters of that year (or in the month immediately following the third quarter, if received by WPC in sufficient time to be paid to the Trust) and the fourth quarter of the preceding calendar year.
     Accordingly, the royalty income included in distributable income for the years ended December 31, 2009, 2008 and 2007, was based on production volumes and natural gas prices for the 12 months ended in September 30,

2009, 2008 and 2007, respectively, as shown in the table below. The net production volumes included in the table below are for production attributable to net profits of Underlying Properties, and not for production attributable to the Royalty Interests owned by the Trust, and are net of the amount of production attributable to WPC’s royalty obligations to third parties, which are determined by contractual arrangement with such parties.

	Twelve Months Ended September 30,
	2009	2008	2007
Production, Net (MMBtu)(1)(2) WI Properties	1,817,880	4,453,132	5,008,996
Farmout Properties(3)	923,558	1,043,121	1,209,149
Infill Properties(5)	489,252	826,496	0	(5)
Average Blanco Hub Spot Price ($/MMBtu)	$3.25	$7.21	$5.86
Average Net Profits Price WI Properties ($/MMBtu)(4)(5)	$1.90	$2.76	$2.24

(1)	Million British Thermal Units.

(2)	Production volumes for 2008 presented above are exclusive of 6,845,010 MMBtu net production volumes related to the unit expansion adjustment as described in Note 6 to “Item 8 — Financial Statements and Supplementary Data — Notes to Financial Statements.”

(3)	Includes previously reported estimated amounts for certain months.

(4)	Total Gross Proceeds divided by Entitled W.I. Dry MMBtu for 12 months ending on September 30.

(5)	No distribution was made for Infill Properties until 2008 when the properties paid out. WPC informed the Trustee that due to the net deficit realized by the Infill Wells during the third and fourth quarters, the Infill Net Profit Costs exceeded the Infill Net Profit Gross Proceeds and received no royalty income from the Infill Properties in those periods. The Trust will not receive its 20 percent interest in WPC’s Infill Net Proceeds until such time as the Infill Net Profits Gross Proceeds exceeds the Infill Net Profit Costs on an aggregate basis.
     Production from the WI Properties is generally sold pursuant to the Gas Purchase Contract. For more information regarding the Gas Purchase Contract and the right of WFS Gas Resources to recoup certain Price Credits, see “Item 2 — Properties — The Royalty Interests — Gas Purchase Contract” in this Form 10-K.
     As described under “— Termination and Liquidation of the Trust”, if a sale of the Royalty Interests is made or a definitive contract for sale of the Royalty Interests is entered into within a 150-day period following the Termination Date, the buyer of the Royalty Interests, and not the Trust or Unitholders, will be entitled to all proceeds of production attributable to the Royalty Interests following the Termination Date.
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

Tabular Disclosure of Contractual Obligations
     As shown below, the Trust had no obligations and commitments to make future contractual payments as of December 31, 2009.

Payments Due by Period
Less than
	Total	1 Year	1 - 3 Years	3-5 Years	More than 5 Years
Contractual Obligations	$-0-	$-0-	$-0-	$-0-	$-0-
Forward-Looking Statements
     This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, which are intended to be covered by the safe harbor created thereby. All statements other than statements of historical fact included in this Annual Report are forward-looking statements. Such statements include, without limitation, factors affecting the price of oil and natural gas contained in Item 1, “Business”; certain reserve information and other statements contained in Item 2, “Properties”; and certain statements regarding the Trust’s financial position, industry conditions, any sale of the Remaining Royalty Interests upon termination of the Trust and other matters contained in this Item 7. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. There are many factors, none of which is within the Trustee’s control, that may cause such expectations not to be realized, including, among other things, factors identified in this Annual Report affecting oil and gas prices and the recoverability of reserves, general economic conditions, actions and policies of petroleum-producing nations and other changes in the domestic and international energy markets and the factors identified in Item 1A, “Risk Factors”.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
     The only assets of and sources of income to the Trust are the Royalty Interests, which, prior to the termination of the Trust, generally entitled the Trust to receive a share of the net profits from natural gas production from the Underlying Properties. Consequently, the Trust’s financial results are significantly affected by fluctuations in natural gas prices and the Trust has commodity price risk exposure associated with the natural gas markets in the United States. The Trust does not engage in any hedging activities to manage its price risk associated with natural gas production from the Underlying Properties. The Royalty Interests do not entitle the Trust to control or influence the operation of the Underlying Properties or the sale of gas produced therefrom. Natural gas produced from the WI Properties, which comprises the majority of production attributable to the Royalty Interests, is currently sold by WPC pursuant to the terms of the Gas Purchase Contract. Although the Trust is not a party to the Gas Purchase Contract, the Gas Purchase Contract significantly impacted revenues to the Trust. Although the Gas Purchase Contract mitigates the risk to the Trust of low gas prices, it also limits the ability of the Trust to benefit from the effects of higher gas prices, particularly to the extent a balance exists in the Price Credit Account. See “Item 2 — Properties — The Royalty Interests — Gas Purchase Contract” for detailed information about the Gas Purchase Contract and its impact on the Trust and Unitholders.
     Upon receipt by the Trust, royalty income is invested in short-term investments in accordance with the Trust Agreement until its subsequent distribution to Unitholders. Currently, funds are invested in Bank of America money market accounts which are backed by the good faith and credit of Bank of America, N.A., but are not insured by the FDIC. Each Unitholder should independently assess the creditworthiness of Bank of America, N.A. For more information about the credit rating of Bank of America, N.A., please refer to its periodic filings with the SEC. The Trust does not lend money and has limited ability to borrow money, which the Trustee believes limits the Trust’s risk from the current tightening of credit markets. See “Item 1A — Risk Factors — Funds held by the Trustee are not insured by the Federal Deposit Insurance Corporation, and future royalty income may be subject to risks relating to the creditworthiness of third parties.” Information contained in Bank of America, N.A’s periodic filings with the SEC is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this report or any other filing that the Trust makes with the SEC.
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
Item 8. Financial Statements and Supplementary Data.
     Audited Statements of Assets, Liabilities and Trust Corpus of the Trust as of December 31, 2009 and 2008, and the related Statements of Distributable Income and Changes in Trust Corpus for each of the 3 years in the period ended December 31, 2009, are included in this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Trustee
Williams Coal Seam Gas Royalty Trust
     We have audited the accompanying statements of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of December 31, 2009 and 2008, and the related statements of distributable income and changes in trust corpus for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Trustee’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Williams Coal Seam Gas Royalty Trust’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Williams Coal Seam Gas Royalty Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     As described in Note 2 to the financial statements, these financial statements have been prepared on a modified cash basis of accounting, which is a comprehensive basis of accounting other than U.S. generally accepted accounting principles.
     In our opinion, the financial statements referred to above present fairly, in all material respects, the assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust at December 31, 2009 and 2008, and its distributable income and its changes in trust corpus for each of the three years in the period ended December 31, 2009, on the basis of accounting described in Note 2.
     The accompanying financial statements have been prepared assuming that the Trust will continue as a going concern. As more fully described in Note 2, the computed net present value of the estimated future net revenues for proved reserves attributable to the Royalty Interests fell below the termination threshold prescribed by the Trust Agreement at December 31, 2009, triggering a termination of the Trust effective March 1, 2010. The Trust Agreement provides the Trustee a one-year period during which to sell all of the Trust’s properties before the properties are otherwise sold at auction. Accordingly, there exists substantial doubt about the Trust’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from execution of the plan for termination or liquidation of the Trust’s assets.
     As discussed in Note 2 to the financial statements, the Trust has changed its reserve estimates and related disclosures as a result of adopting new oil and gas reserve estimation and disclosure requirements.

/s/ ERNST & YOUNG LLP

Tulsa, Oklahoma
March 31, 2010

Financial Statements
Williams Coal Seam Gas Royalty Trust
Statements of Assets, Liabilities and Trust Corpus

	December 31,
	2009	2008
Assets
Current assets — cash and cash equivalents	$52,195	$45,419
Royalty interests in oil and gas properties (less accumulated amortization of $134,091,719 and $132,988,670 at December 31, 2009 and 2008, respectively) (Note 2)	4,474,945	5,577,994

Total	$4,527,140	$5,623,413

Liabilities and Trust Corpus
Current liabilities — other accounts payable	$116,341	$31,193
Contingencies (Note 6)
Trust corpus (9,700,000 units of beneficial interest authorized and outstanding) (Note 2)	4,410,799	5,592,220

Total	$4,527,140	$5,623,413

Statements of Distributable Income

	Year Ended December 31,
	2009	2008	2007
Royalty income (Notes 2, 4 and 6)	$2,882,120	$15,151,993	$9,496,151
Interest income	896	24,390	39,842

Total	2,883,016	15,176,383	9,535,993
General and administrative expenses (Note 4)	(1,011,166)	(885,692)	(988,693)

Distributable income	$1,871,850	$14,290,691	$8,547,300

Distributable income per Unit (9,700,000 units) (Note 2)	$0.19	$1.47	$0.88

Distributions per Unit (Note 5)	$0.20	$1.47	$0.88

Statements of Changes in Trust Corpus

	Year Ended December 31,
	2009	2008	2007
Trust corpus, beginning of year	$5,592,220	$6,877,977	$8,316,439
Amortization of royalty interests (Note 2)	(1,103,049)	(1,293,038)	(1,440,159)
Distributable income	1,871,850	14,290,691	8,547,300
Distributions to Unitholders (Note 5)	(1,950,222)	(14,283,410)	(8,545,603)

Trust corpus, end of year	$4,410,799	$5,592,220	$6,877,977

See accompanying notes

Notes to Financial Statements
1. Trust Organization and Provisions
     Williams Coal Seam Gas Royalty Trust (the “Trust”) was formed as a Delaware business trust pursuant to the terms of the Trust Agreement of Williams Coal Seam Gas Royalty Trust (as amended, the “Trust Agreement”) entered into effective as of December 1, 1992, by and among Williams Production Company, a Delaware corporation (“WPC”), as trustor; The Williams Companies, Inc., a Delaware corporation (“Williams”), as sponsor; Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), a national banking association (the “Trustee”); and The Bank of New York Mellon Trust Company, N.A. (as successor to Chemical Bank Delaware), a Delaware banking corporation (the “Delaware Trustee”) (the “Trustee” and the “Delaware Trustee” are sometimes referred to collectively as the “Trustees”). The Trustees are independent financial institutions.
     The Trust was formed to acquire and hold certain net profits interests (the “Royalty Interests”) in proved natural gas properties located in the San Juan Basin of New Mexico and Colorado (the “Underlying Properties”) owned by WPC. The Trust was initially created effective as of December 1, 1992, with a $100 contribution by WPC. On January 21, 1993, the Royalty Interests were conveyed to the Trust by WPC pursuant to the Net Profits Conveyance (the “Conveyance”) entered into effective as of October 1, 1992, by and among WPC, Williams, the Trustee and the Delaware Trustee, in consideration for all the 9,700,000 authorized units of beneficial interest in the Trust (“Units”). WPC transferred its Units by dividend to its parent, Williams, which sold an aggregate of 5,980,000 Units to the public through various underwriters in January and February 1993 (the “Public Offering”). Subsequently, Williams sold to the public an additional 151,209 Units. During the second quarter of 1995, Williams transferred its remaining Units to Williams Holdings of Delaware, Inc. (“WHD”), a separate holding company for Williams’ non-regulated businesses. Effective July 31, 1999, WHD was merged into Williams, and by operation of the merger, Williams assumed all assets, liabilities and obligations of WHD, including without limitation ownership of WHD’s Units. Effective August 11, 2000, Williams sold its Units to Quatro Finale IV LLC, a Delaware limited liability company (“QFIV”), in a privately negotiated transaction. Williams retained the voting rights and retained a “call” option on the transferred Units, and QFIV was granted a “put” option on the Units. Through a series of exercises of its call option, Williams reacquired an aggregate of 3,568,791 Units from December 2001 through June 2003. Williams has informed the Trustee that it has subsequently sold 2,779,500 of these Units through March 15, 2010 and owned a remaining 789,291 Units as of such date.
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
     On October 15, 2002, the New Mexico Oil and Gas Commission (NMOCD) revised the field rules for the Basin Fruitland Coal (Gas) Pool to allow optional second (infill) wells on the standard 320-acre spacing unit in certain designated areas of the pool (the non-fairway wells). On July 17, 2003, the NMOCD further modified the field rules for the Basin Fruitland Coal (Gas) Pool to allow these infill wells on the standard 320-acre spacing unit in all areas of the pool. The WI Properties contain 442 infill locations designated as proved locations according to SEC guidelines. As of December 31, 2009, all of these infill locations represent proved developed producing reserves, while there are no proved undeveloped locations.
     WPC has informed the Trustee that the Infill Wells reached payout in the aggregate during 2008. The Trust has received its 20 percent interest in WPC’s Infill Net Proceeds for the periods after payout. However, during 2009, WPC informed the Trustee that due to the net deficit realized by the Infill Wells during the third and fourth quarters, the Infill Net Profit Costs now exceed the Infill Net Profit Gross Proceeds by approximately $32,500. The Trust will not be liable for such excess costs, and such excess costs will hereafter constitute Excess Infill Net Profit Costs until recovered by WPC. The Trust will not receive its 20 percent interest in WPC’s Infill Net Proceeds until such time as the Infill Net Profits Gross Proceeds exceeds the Infill Net Profit Costs on an aggregate basis. The complete definitions of Infill Net Proceeds, Infill Net Profit Costs, Excess Infill Net Profit Costs, and Infill Net Profit Gross Proceeds are set forth in the Conveyance.
2. Basis of Accounting and Future Operations
     The Trust terminated effective March 1, 2010 (the “Termination Date”), pursuant to the terms of the Trust Agreement. Cancellation of the Trust will occur following the Termination Date when all Trust assets have been sold and the net proceeds there from distributed to holders of Units in the Trust (“Unitholders”).
     The Trust Agreement required termination of the Trust in the event that when a computation is performed as of each December 31, the net present value (discounted at 10 percent) of the estimated future net revenues (calculated in accordance with criteria established by the SEC) for proved reserves attributable to the Royalty Interests but using the average monthly Blanco Hub Spot Price for the past calendar year less certain gathering costs, is equal to or less than $30 million. The net present value of the estimated future net revenues computed as described above by the independent petroleum engineers as of December 31, 2009 was approximately $8.4 million. The results of this computation triggered an early termination of the Trust.
     Because the Trust’s computed net present value fell below the $30 million stipulated threshold as of December 31, 2009, the Trust terminated effective March 1, 2010. The accompanying financial statements have been prepared on a going concern basis and do not include any adjustments, costs and expenses or other matters that might result from the outcome of this termination.
     Following termination of the Trust, the Trustee will continue to act as Trustee of the Trust until all Trust assets are sold and the net proceeds from such sales distributed to Unitholders. The Trustee will use best efforts to sell the Trust’s assets in accordance with the procedures set forth in the Trust Agreement.
     The Trustee has retained Albrecht & Associates, Inc., an investment banking firm (the “Advisor”), on behalf of the Trust who will assist the Trustee in selling the remaining Royalty Interests owned by the Trust (the “Remaining Royalty Interests”). WPC has the right, but not the obligation, to make a cash offer to purchase all Remaining Royalty Interests following termination of the Trust as described in the following paragraph.

     WPC may, within 60 days following the Termination Date, make a cash offer to purchase all of the Remaining Royalty Interests then held by the Trust. In the event such an offer is made by WPC, the Trustee will decide, based on the recommendation of the Advisor, to either (i) accept such offer (in which case no sale to WPC will be made unless a fairness opinion is given by the Advisor that the purchase price is fair to the Trust and Unitholders) or (ii) defer action on such offer. If the Trustee defers action on WPC’s offer, the offer will be deemed withdrawn and the Trustee will then use Best Efforts, assisted by the Advisor to obtain alternative offers for the Remaining Royalty Interests. At the end of a 120-day period following the Termination Date, the Trustee is required to notify WPC of the highest of any other offers (net of any commissions or other fees payable by the Trust), acceptable to the Trustee (which must be an all-cash offer), received during such period (the “Highest Acceptable Offer”). WPC then has the exclusive right (whether or not it made an initial offer), but not the obligation, to purchase all Remaining Royalty Interests for a cash purchase price computed as follows: (i) if the Highest Acceptable Offer is more than 105 percent of WPC’s initial offer (or if WPC did not make an initial offer), the purchase price will be 105 percent of the Highest Acceptable Offer, or (ii) if the Highest Acceptable Offer is equal to or less than 105 percent of WPC’s initial offer, the purchase price will be equal to the Highest Acceptable Offer. If no other acceptable offers are received for all Remaining Royalty Interests, the Trustee may request WPC to submit another offer for consideration by the Trustee and may accept or reject such offer. Acceptance of an offer by the Trustee shall be conditioned upon the opinion of the Advisor of the fairness of the offer.
     If a sale of the Remaining Royalty Interests is made or a definitive contract for sale of the Remaining Royalty Interests is entered into within a 150-day period following the Termination Date, the buyer of the Remaining Royalty Interests, and not the Trust or Unitholders, will be entitled to all proceeds of production attributable to the Remaining Royalty Interests following the Termination Date. All proceeds of production following the Termination Date attributable to the Remaining Royalty Interests will be deposited into a non-interest bearing account until they are paid to the buyer or otherwise distributed in accordance with the Trust Agreement.
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
     The Trust is withholding an additional $100,000 for anticipated expenses relating to this termination process.
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
     The Trust adopted new oil and gas accounting guidance (Accounting Standards Update 2010-03) in 2009 that requires valuation of reserves using an average first-day-of-the-month price. Adoption of the new rules resulted in the use of a lower price at December 31, 2009 for natural gas than would have resulted under previous rules (see further discussion in Note 9).
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
4. Related Party Transactions
     Williams provides accounting, bookkeeping and informational services to the Trust in accordance with an Administrative Services Agreement effective December 1, 1992. The fee is $50,000 per quarter, escalating 3 percent each October 1 commencing October 1, 1993. Aggregate fees incurred by the Trust to Williams in 2009, 2008 and 2007 were $320,941, $311,593, and $302,518, respectively. The amount owed to WPC at December 31, 2009 was $80,235. Substantially all production from the WI Properties is sold to a Williams’ subsidiary. Additionally, all royalty income is received from Williams.
     The interests of Williams and its affiliates and the interests of the Trust and the Unitholders with respect to the Underlying Properties could at times be different. As a working interest owner in the WI Properties, WPC could have interests that conflict with the interests of the Trust and Unitholders. For example, such conflicts could be due to a number of factors including, but not limited to, future budgetary considerations and the absence of any contractual obligation on the part of WPC to spend for development of the WI Properties, except as noted herein. Such decisions may have the effect of changing the amount or timing of future distributions to Unitholders. WPC’s interests may also conflict with those of the Trust and Unitholders in situations involving the sale or abandonment of Underlying Properties. WPC has the right at any time to sell any of the Underlying Properties subject to the Royalty Interests and, under certain circumstances, may abandon any of the WI Properties. Such sales or abandonment may not be in the best interests of the Trust. In addition, WPX Gas Resources (hereinafter defined) has the right, exercisable in its sole discretion, to terminate its Minimum Purchase Price commitment under the Gas Purchase Contract prior to the expiration of the Gas Purchase Contract upon the earlier of August 1, 2010 or the closing date of the sale of the Royalty Interests by the Trust. Williams’ interest could conflict with those of the Trust and Unitholders to the extent the interests of WPX Gas Resources (hereinafter defined), under the Gas Purchase Contract, or WFS and WPX Gas Resources (hereinafter defined), under the Gas Gathering Contract, differ from the interests of the Trust and the Unitholders. Except for amendments to the Gas Gathering Contract or Gas Purchase Contract that must be approved by the vote of a majority of the Unitholders present at a meeting at which a quorum is present if such amendment would materially adversely affect Trust revenues, no mechanism or procedure has been included to resolve potential conflicts of interest between the Trust, Williams, WPC or their affiliates.
     Aggregate fees paid by the Trust to the trustees in 2009, 2008 and 2007 were $60,067, $58,497 and $56,972, respectively.
5. Distributions to Unitholders
     Through the Termination Date, the Trustee determines for each quarter the amount of cash available for distribution to Unitholders. Such amount (the “Quarterly Distribution Amount”) is an amount equal to the excess, if any, of the cash received by the Trust, on or prior to the last day of the month following the end of each calendar quarter from the Royalty Interests, plus, with certain exceptions, any other cash receipts of the Trust during such quarter, over the liabilities of the Trust paid during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for the payment of contingent or future obligations of the Trust.

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
     In addition to the regular quarterly distributions, under certain circumstances specified in the Trust Agreement (such as upon a purchase price adjustment, if any, or pursuant to the sale of a Royalty Interest) the Trust would make a special distribution (a “Special Distribution Amount”). If applicable, a Special Distribution Amount would be made when amounts received by the Trust under such circumstances aggregated in excess of $9,000,000. The record date for a Special Distribution Amount will be the 15th day following receipt of amounts aggregating a Special Distribution Amount by the Trust (unless such day is not a business day in which case the record date will be the next business day thereafter or unless such day is within 10 days of the record date for a Quarterly Distribution Amount in which case the record date will be the date as is established for the next Quarterly Distribution Amount). Any applicable distribution to Unitholders of a Special Distribution Amount would be made no later than 15 days after the Special Distribution Amount record date. See Note 6 below for description of distributions in 2008 and 2007 that are not recurring.
6. Contingencies
     WPX Gas Resources Company (“WPX Gas Resources,” as successor in interest to Williams Gas Marketing Company) purchases natural gas produced from the WI Properties (except for certain small volumes) at the wellhead under the terms of a gas purchase contract dated October 1, 1992, as amended (the “Gas Purchase Contract”). The Gas Purchase Contract provides for a pricing mechanism during an initial 5-year period, which expired on December 31, 1997, and continuing for one or more consecutive additional 1-year terms unless and until WPX Gas Resources exercises its annual option, exercisable 15 days prior to the end of each contract year, to discontinue purchasing gas under the pricing mechanism of the Gas Purchase Contract and instead purchase gas at a monthly market-based price. WPX Gas Resources has not exercised this option, and therefore, the pricing mechanism will continue to remain in effect through the expiration of the Gas Purchase Contract upon the earlier of August 1, 2010 or the closing date of the sale of the Royalty Interests by the Trust.
     Under the pricing mechanism of the Gas Purchase Contract, when the market price was less than $1.70 per MMBtu (the “Minimum Purchase Price”), the Trust was paid the Minimum Purchase Price for the gas and an account (the “Price Credit Account”) was maintained to identify the accrued and unrecouped amount of payments made to the Trust in excess of the market price. Any amounts in the Price Credit Account were subject to future recoupment when the market price exceeded the Minimum Purchase Price. As of December 31, 2009 and 2008, there were no remaining unrecouped Price Credits in the Price Credit Account.
     While the terms of the Gas Purchase Agreement pricing mechanism remained in place and no balance existed in the Price Credit Account, when the market price for natural gas exceeded $1.94 per MMBtu (as was the case during all months in 2009, 2008 and 2007), the Trust received only 50 percent of the excess of the market price over the $1.94 price per MMBtu before reduction for gathering, processing and certain other costs.
     In 2008, WPC notified the Trust that certain royalty matters were being litigated by a federal regulatory agency and another producer. WPC learned that this case was decided unfavorably to the producer in October 2009. Neither WPC nor the Trust was a party to this litigation; however, given the similarities to the Trust’s Underlying Properties, WPC and the Royalty Interests will more than likely be impacted as well. WPC is currently evaluating the negative impact to the Trust’s NPI. In addition, there are other cases pending against other producers on related issues that could potentially have a significant negative impact to future royalty income with respect to the Royalty Interests, natural gas reserves and reserve value.
     The majority of the production attributable to the Trust is within Federal Units. Unit participating areas are formed by pooling production from the participating area. Entitlement to the pooled production is based on each party’s acreage in the participating area divided by the total participating acreage. Wells drilled outside the participating area may create an enlargement to the participating area and a revision of the Unit ownership entitlement. The Bureau of Land Management (“BLM”) must approve Unit participating area expansions. The effective date for Unit expansions is retroactive to the date the well creating the expansion was tested. WPC informed the Trustee in 2007 that it estimated the impact of various retroactive unit expansions to the Trust and paid the Trust an adjusted amount, based on the estimate, in the third quarter of 2007. This adjustment was the result of numerous expansions coming from the BLM that impacted the Trust’s royalty income. These expansions are retroactive to production periods beginning in 1994. WPC had previously informed the Trustee that it was researching the manner in which capital costs impacted the expansion computations. During 2008, WPC informed the Trustee that it completed its research related to past capital costs incurred pertaining to wells included in this and previous unit expansions and consistent with past application concluded that capital costs should not be considered as a reduction in computing the net proceeds due the Trust. WPC completed the accounting for these expansions which resulted in an additional $3.5 million in the Trust’s 2008 royalty income. The Trust’s 2007 royalty income considered the Trust’s $5 million portion of the CO2 settlement, which was substantially offset by a $4.8 million amount paid to the Trust by WPC for the unit expansions (actualized during 2008 as described above). The net effect on these items resulted in an approximate $180,000 decrease to the Trust’s 2007 royalty income. In the second quarter 2009, Williams notified the Trust that WPC made an overpayment of $765,816 to the Trust for the production quarter ending March 31, 2009; however, Williams waived any right to seek recoupment of the amount of the overpayment or reduce any future payments of royalty income to the Trust by the amount of the overpayment.
     The royalty income presented in the accompanying statements of distributable income is on an entitlement basis and reflects WPC’s estimated impact of the most recent BLM participating area approvals through December 31, 2009.
7. Subsequent Event
     The Trustee has evaluated events occurring subsequent to December 31, 2009 through the time of filing. Subsequent to December 31, 2009, the Trust declared the following distribution:

Quarterly Record Date	Payment Date	Distribution per Unit
February 16, 2010	March 1, 2010	$0.016972
     Subsequent to December 31, 2009, the Trustee announced that the Trust would terminate effective March 1, 2010, as described in Note 2.
8. Quarterly Financial Data (Unaudited)
     The following table sets forth the royalty income, distributable income and distributions per Unit of the Trust for each quarter in the years ended December 31, 2009 and 2008 (in thousands, except per Unit amounts):

Calendar Quarter	Royalty Income	Distributable Income	Distributions per Unit
2009
First	$1,393	$1,022	$0.113811
Second	932	666	0.065169
Third	78	(104)	0.000000
Fourth	479	288	0.022074

TOTAL	$2,882	$1,872	$0.201054

2008
First	$2,035	$1,739	$0.179608
Second	2,112	1,866	0.187237
Third	3,629	3,480	0.349784
Fourth	7,376	7,206	0.755888

TOTAL	$15,152	$14,291	$1.472517

     Selected 2009 fourth quarter data are as follows (in thousands except per Unit amounts):

	2009	2008
Royalty income	$479	$7,376
Interest income	1	11
General and administrative expenses	(192)	(181)

Distributable income	$288	$7,206

Distributable income per Unit (9,700,000 units)	$.03	$.74
Distributions per Unit	$.02	$.76
     Royalty Income reported for the fourth quarter 2008 includes the impact of the $3.5 million unit expansion adjustment described in Note 6. During 2009 WPC notified the Trust that Royalty Income for the second quarter 2009 includes an overpayment of approximately $766,000. However, Williams waived any right to seek recoupment of the amount or reduce any future payments of royalty income to the Trust by the amount of overpayment.
9. Supplemental Oil and Gas Information (Unaudited)
     The Trust’s net profits interest entitles the Trust to a portion of the net proceeds derived from the underlying quantities of gas. Therefore, the estimated volumes net to the Trust’s interest are impacted by the level of revenue attributable to and costs deducted in calculating the net profits interest of the Trust. The net proved reserves attributable to the Royalty Interests have been estimated as of December 31, 2009, 2008 and 2007, by Miller and Lents, Ltd., independent petroleum engineers. In accordance with FASB guidance, estimates of future net revenues from proved reserves for 2008 and 2007 have been prepared using contractual gas prices and related costs in effect at year end. For 2009, estimates of future net revenues from proved reserves have been prepared using the average first-day-of-the-month price during the 12-month period prior to December 31, 2009, as discussed below. The Blanco Hub Spot Price was $5.24 and $6.43 per MMBtu at December 31, 2008, and 2007, respectively. The average first-day-of-the-month price during the 12-month period prior to December 31, 2009 was $3.25. These methodologies resulted in a weighted average wellhead price, after adjustments for certain costs and provisions of the Gas Purchase Contract, of $2.625, $3.620 and $4.215 per Mcf for 2009, 2008, and 2007, respectively. For the working interest properties, the Trust’s reserves as of December 31, 2009, are computed based on a going concern basis, thus giving effect to the Gas Purchase Contract price through December 31, 2012. Thereafter, the price used in the reserve computation reverts to the average beginning of the month Blanco Hub Spot Price to estimate the remaining quantities net to the net profits interests of the Unitholders. The standardized measure of discounted future net revenues below has been reduced by operating and development costs, which are paid by Williams and are included in computing the royalty income of the Trust. The standardized measure has not been reduced for income taxes as no income taxes are paid by the Trust (see Note 3).
     The Financial Accounting Standards Board requires supplemental disclosure for oil and gas reserves producers based on a standardized measure of discounted future net cash flows relating to proved oil and gas reserve quantities. Under this disclosure, future cash inflows are computed by applying the average prices during the 12-month period prior to fiscal year-end, determined as an unweighted arithmetic average of the first-day-of-the-month price for each month within such period, unless prices are defined by contractual arrangements, excluding escalations based upon future conditions. Future price changes are only considered to the extent provided by contractual arrangements in existence at year end. The standardized measure of discounted future net cash flows is achieved by using a discount rate of 10% a year to reflect the timing of future cash flows relating to proved oil and gas reserves. The SEC’s prior rules required proved reserve estimates to be calculated using prices as of the end of the period and held constant over the life of the reserves. Application of the new reserve rules resulted in the use of a lower price at December 31, 2009 for gas than would have resulted under the previous rules. Use of the new 12-month average pricing rules at December 31, 2009 resulted in a decrease in proved reserves of approximately 4,902 Mmcf, reflected in revisions of previous estimates in the table below.

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

Natural Gas (MMcf)
Proved gas reserves at December 31, 2006	24,267
Production	(4,155)
Extensions and revisions of previous estimates	1,968

Proved gas reserves at December 31, 2007	22,080
Production	(3,838)
Extensions and revisions of previous estimates	(5,521)

Proved gas reserves at December 31, 2008	12,721
Production	(1,871)
Extensions and revisions of previous estimates	(4,353)

Proved gas reserves at December 31, 2009	6,497

Proved developed oil and gas reserves at December 31, 2009	6,497

     Proved gas reserves at December 31, 2009 are comprised entirely of proved developed reserves. Proved gas reserves at December 31, 2008, include 96 MMcf of proved undeveloped reserves. The 2008 revisions of previous estimates are a result of the impact of lower prices and increased costs in calculating the quantities associated with the net profits interest as discussed above. Proved gas reserves at December 31, 2007, include 479 MMcf of proved undeveloped reserves.
     Proved oil and gas reserves are estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with existing equipment and operating methods.
     The following table sets forth the standardized measure of discounted future net revenues at December 31, 2009, 2008 and 2007 relating to proved reserves (in thousands):

	Year Ended December 31,
	2009	2008	2007
Future cash inflows	$9,579	$38,764	$80,828
Future production taxes	(2,981)	(9,261)	(16,093)
Future development costs	-0-	(1,098)	(1,218)

Future net cash flows	6,598	28,405	63,517
10% discount factor	(1,667)	(9,340)	(24,775)

Standardized measure of discounted future net revenues	$4,931	$19,065	$38,742

     The following table sets forth the changes in the aggregate standardized measure of discounted future net revenues from proved reserves during the years ended December 31, 2009, 2008 and 2007 (in thousands):

	2009	2008	2007
Balance at January 1	$19,065	$38,742	$33,689
Increase (decrease) due to:
Net sales of coal seam gas	(2,338)	(10,611)	(8,720)
Net changes in prices and costs	(11,285)	(4,336)	4,240
Development costs incurred	85	176	(453)
Changes in estimated future development cost	856	15	1,366
Extensions and revisions of previous quantity estimates	(3,321)	(8,740)	3,727
Accretion of discount	1,741	3,588	3,369
Other	128	231	1,525

	(14,134)	(19,677)	5,054

Balance at December 31	$4,931	$19,065	$38,742

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
     None.
Item 9A. Controls and Procedures.
     Disclosure Controls and Procedures. The Trust maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. In addition, the disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Trust is accumulated and communicated to the Trustee to allow timely decisions regarding required disclosure. As of the end of the period covered by this report, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based upon that evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Act of 1934 is accumulated and communicated to the Trustee to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by WPC.
     Changes in Internal Control over Financial Reporting. There has not been any change in the Trust’s internal control over financial reporting during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.
     Trustee’s Report on Internal Control Over Financial Reporting. The Trustee is responsible for establishing and maintaining adequate control over financial reporting, as such term is defined in Rule 13a-15 promulgated under the Securities Exchange Act of 1934, as amended. The Trustee conducted an evaluation of the effectiveness of the Trust’s internal control over financial reporting based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the Trustee’s evaluation under the framework in Internal Control-Integrated Framework, the Trustee concluded that the Trust’s internal control over financial reporting was effective as of December 31, 2009. This Annual Report does not include an attestation report of the Trust’s registered public accounting firm regarding internal control over financial reporting. The Trustee’s report was not subject to attestation by the Trust’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Trust to provide only the Trustee’s report in this Annual Report.
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
     The Trust has no directors or officers, and based solely on its review of the reports received by it, the Trust believes that during the fiscal year of 2009, no person who was a beneficial owner of more than 10 percent the Trust’s Units failed to file on a timely basis any report required by Section 16(a).
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
     Compensation of the Trustee, Delaware Trustee and Transfer Agent. The Trust Agreement provides for compensation to the Trustee and the Delaware Trustee for administrative services, out of the Trust assets. The Trustee was paid a 2009 base amount of $53,918, plus an hourly charge for services in excess of a combined total of 300 hours annually at the Trustee’s then standard rate. The Delaware Trustee is paid a fixed annual amount, which was initially set at $5,000. The Trustee and the Delaware Trustee received total compensation for 2009 of $53,918 and $6,149, respectively. The base amount of the Trustee’s fee and the amount of the Delaware Trustee’s fee for administrative services escalate at the rate of 3 percent per year. The Trustee and the Delaware Trustee are each entitled to reimbursement for out-of-pocket expenses. Upon termination of the Trust, the Trustee will receive, in addition to its out-of-pocket expenses, a termination fee in the amount of $8,000.
     The Transfer Agent receives a transfer agency fee of $5.50 annually per account (minimum of $15,000 annually), subject to change each December, based upon the change in the Producers’ Price Index as published by the United States Department of Labor, Bureau of Labor Statistics, plus $1.00 for each certificate issued in excess of 10,000 annually. The total fees paid by the Trust to the Transfer Agent in 2009 were $32,614.
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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     (a) Security Ownership of Certain Beneficial Owners. The following table sets forth as of March 1, 2010 information with respect to the only Unitholder who was known to the Trustee to be a beneficial owner of more than 5 percent of the outstanding Units.

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
     (b) Security Ownership of Management. The Trust has no directors or executive officers and does not maintain any equity compensation plans. As of March 1, 2010, Bank of America, N.A., the Trustee, held an aggregate of 18,444 Units in various fiduciary capacities, with no investment or voting powers. As of March 1, 2010, Bank of New York Mellon Trust Company, N.A. (as successor to Chemical Bank Delaware), the Delaware Trustee, did not beneficially own any Units.
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
     The Administrative Services Agreement obligates the Trust to pay to Williams each quarter an administrative services fee for accounting, bookkeeping and informational services relating to the Royalty Interests. The administrative services fee was $50,000 per calendar quarter commencing October 1, 1993, through and including the quarter ended September 30, 1994, and increases 3 percent each October 1. Accordingly, the total of the administrative services fees paid by the Trust to Williams in 2009 was $320,941. The amount owed to WPC at December 31, 2009 was $80,235.
Potential Conflicts of Interest
     The interests of Williams and its affiliates and the interests of the Trust and the Unitholders with respect to the Underlying Properties could at times be different. As a working interest owner in the WI Properties, WPC could have interests that conflict with the interests of the Trust and Unitholders. For example, such conflicts could be due to a number of factors including, but not limited to, future budgetary considerations and the absence of any contractual obligation on the part of WPC to spend for development of the WI Properties, except as noted herein. Such decisions may have the effect of changing the amount or timing of future distributions to Unitholders. WPC’s interests may also conflict with those of the Trust and Unitholders in situations involving the sale or abandonment of Underlying Properties. WPC has the right at any time to sell any of the Underlying Properties subject to the Royalty Interests and under certain circumstances may abandon any of the WI Properties. Such sales or abandonment may not be in the best interest of the Trust. In addition, prior to the expiration of the Gas Purchase Contract on the earlier of August 1, 2010 or the closing date of the sale of the Royalty Interests by the Trust, WPX Gas Resources has the right, exercisable in its sole discretion, to terminate its Minimum Purchase Price commitment under the Gas Purchase Contract. Williams’ interests could conflict with those of the Trust and Unitholders to the extent the interests of WPX Gas Resources, under the Gas Purchase Contract, or WFS and WPX Gas Resources, under the Gas Gathering Contract, differ from the interests of the Trust and the Unitholders. Except for amendments to the Gas Gathering Contract or Gas Purchase Contract that must be approved by the vote of a majority of the Unitholders present at a meeting at which a quorum is present if such amendment would materially adversely affect Trust revenues, no mechanism or procedure has been included to resolve potential conflicts of interest between the Trust, Williams, WPC or their affiliates.
Item 14. Principal Accounting Fees and Services.
     Fees for services performed by Ernst & Young LLP for the years ended December 31, 2009 and 2008 are:

	2009	2008
Audit Fees	$171,000	$168,400
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
     The Trust has no audit committee, and as a result, has no audit committee pre-approval policy with respect to fees paid to Ernst & Young LLP.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
     (a) The following documents are filed as a part of this report:
     1. Financial Statements (included in Item 8 of this report)

Page In This
Report
Report of Independent Registered Public Accounting Firm	46
Statements of Assets, Liabilities and Trust Corpus as of December 31, 2009 and 2008	47
Statements of Distributable Income for each of the three years in the period ended	47
December 31, 2009

Statements of Changes in Trust Corpus for each of the three years in the period ended	47
December 31, 2009

Notes to Financial Statements	48-55
     2. Financial Statement Schedules
     Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements and notes thereto.
     3. Exhibits

Exhibit
Number		Exhibit
3.1	—	Certificate of Trust of Williams Coal Seam Gas Royalty Trust (filed as Exhibit 3.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.1	—	Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of December 1, 1992, by and among Williams Production Company, The Williams Companies, Inc. and Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), as trustees (filed as Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.2	—	First Amendment to the Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of December 15, 1992, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.2 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.3	—	Second Amendment to the Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of January 12, 1993, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.3 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

Exhibit
Number		Exhibit
4.4	—	Net Profits Conveyance effective as of October 1, 1992, by and among Williams Production Company, The Williams Companies, Inc., and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), and Chemical Bank Delaware (filed as Exhibit 4.4 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.1	—	Administrative Services Agreement effective December 1, 1992, by and between The Williams Companies, Inc. and Williams Coal Seam Gas Royalty Trust (filed as Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.2	—	Gas Purchase Agreement dated October 1, 1992, by and between Williams Gas Marketing Company and Williams Production Company (filed as Exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.3	—	First Amendment to the Gas Purchase Agreement effective January 12, 1993, by and between Williams Gas Marketing Company and Williams Production Company (filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.4	—	Gas Gathering and Treating Agreement effective October 1, 1992, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.5	—	First Amendment to the Gas Gathering and Treating Agreement effective as of January 12, 1993, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.5 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.6	—	Amendment #2 to the Gas Gathering and Treating Agreement dated as of October 1, 1993, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.6 to the Registrant’s Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

10.7	—	Amendment #3 to the Gas Gathering and Treating Agreement dated as of October 1, 1993, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.7 to the Registrant’s Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

10.8	—	Confirmation Agreement effective as of May 1, 1995 by and among Williams Production Company, The Williams Companies, Inc. and Williams Coal Seam Gas Royalty Trust (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

10.9	—	Commission and Exclusive Agency Agreement dated as of March 18, 2010 by and between Bank of America, N.A. and Albrecht & Associates, Inc.

23.1	—	Consent of Ernst & Young LLP.

23.2	—	Consent of Miller and Lents, Ltd.

31.1	—	Certification by Ron E. Hooper, Senior Vice President and Administrator of Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated March 31, 2010, and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number		Exhibit
32.1	—	Certificate by Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated March 31, 2010, and submitted pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	—	The information under the section captioned “Tax Considerations” on pages 20-21, and the information under the sections captioned “Federal Income Tax Consequences” and “ERISA Considerations” on pages 45-52 of the Prospectus dated January 13, 1993, which constitutes a part of the Registration Statement on Form S-3 of The Williams Companies, Inc. (Registration No. 33-53662) (filed as Exhibit 28.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

99.2	—	Reserve Report, dated November 21, 1992, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of October 1, 1992, prepared by Miller and Lents, Ltd., independent petroleum engineers, included as Exhibit A of the Prospectus dated January 13, 1993, which constitutes a part of the Registration Statement on Form S-3 of The Williams Companies, Inc. (Registration No. 33-53662) (filed as Exhibit 28.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

99.3	—	Reserve Report, dated February 12, 2010 estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of December 31, 2009, prepared by Miller and Lents, Ltd., independent petroleum engineers.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Williams Coal Seam Gas Royalty Trust
	By:	Bank of America, N.A., Trustee

	By:	/s/ Ron E. Hooper
Ron E. Hooper
Date: March 31, 2010		Senior Vice President and Administrator

(The Registrant has no directors or executive officers.)

INDEX TO EXHIBITS

Exhibit
Number		Description
3.1	___	Certificate of Trust of Williams Coal Seam Gas Royalty Trust (filed as Exhibit 3.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.1	___	Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of December 1, 1992, by and among Williams Production Company, The Williams Companies, Inc. and Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), as trustees (filed as Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.2	___	First Amendment to the Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of December 15, 1992, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.2 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.3	___	Second Amendment to the Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of January 12, 1993, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.3 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.4	___	Net Profits Conveyance effective as of October 1, 1992, by and among Williams Production Company, The Williams Companies, Inc., and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), and Chemical Bank Delaware (filed as Exhibit 4.4 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.1	___	Administrative Services Agreement effective December 1, 1992, by and between The Williams Companies, Inc. and Williams Coal Seam Gas Royalty Trust (filed as Exhibit 10.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.2	___	Gas Purchase Agreement dated October 1, 1992, by and between Williams Gas Marketing Company and Williams Production Company (filed as Exhibit 10.2 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.3	___	First Amendment to the Gas Purchase Agreement effective January 12, 1993, by and between Williams Gas Marketing Company and Williams Production Company (filed as Exhibit 10.3 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.4	___	Gas Gathering and Treating Agreement effective October 1, 1992, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.4 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.5	___	First Amendment to the Gas Gathering and Treating Agreement effective as of January 12, 1993, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.5 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

10.6	___	Amendment #2 to the Gas Gathering and Treating Agreement dated as of October 1, 1993, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.6 to the Registrant’s Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

Exhibit
Number		Description
10.7	___	Amendment #3 to the Gas Gathering and Treating Agreement dated as of October 1, 1993, by and between Williams Field Services Company and Williams Gas Marketing Company (filed as Exhibit 10.7 to the Registrant’s Form 10-K for the year ended December 31, 1993 and incorporated herein by reference).

10.8	___	Confirmation Agreement effective as of May 1, 1995 by and among Williams Production Company, The Williams Companies, Inc. and Williams Coal Seam Gas Royalty Trust (filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 1995 and incorporated herein by reference).

10.9	—	Commission and Exclusive Agency Agreement dated as of March 18, 2010 by and between Bank of America, N.A. and Albrecht & Associates, Inc.

23.1	___	Consent of Ernst & Young LLP.

23.2	___	Consent of Miller and Lents, Ltd.

31.1	___	Certification by Ron E. Hooper, Senior Vice President and Administrator of Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated March 31, 2010, and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	___	Certificate by Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated March 31, 2010, and submitted pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	___	The information under the section captioned “Tax Considerations” on pages 20-21, and the information under the sections captioned “Federal Income Tax Consequences” and “ERISA Considerations” on pages 45-52 of the Prospectus dated January 13, 1993, which constitutes a part of the Registration Statement on Form S-3 of The Williams Companies, Inc. (Registration No. 33-53662) (filed as Exhibit 28.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

99.2	___	Reserve Report, dated November 21, 1992, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of October 1, 1992, prepared by Miller and Lents, Ltd., independent petroleum engineers, included as Exhibit A of the Prospectus dated January 13, 1993, which constitutes a part of the Registration Statement on Form S-3 of The Williams Companies, Inc. (Registration No. 33-53662) (filed as Exhibit 28.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

99.3	___	Reserve Report, dated February 12, 2010, on the estimated reserves, estimated future net revenues and the discounted estimated future net revenues attributable to the Royalty Interests and the Underlying Properties as of December 31, 2009, prepared by Miller and Lents, Ltd., independent petroleum engineers.