Form 10-Q
period 2010-03-31
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 2010-05-13
CIK 895007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2010
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission File Number: 1-11608
WILLIAMS COAL SEAM GAS ROYALTY TRUST
(Exact name of registrant as specified in its charter)

Delaware	75-6437433
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of units of beneficial interest outstanding at May 1, 2010: 9,700,000

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
     The financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the “Trustee”) of Williams Coal Seam Gas Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Annual Report”). The December 31, 2009 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of March 31, 2010, and the distributable income and the changes in trust corpus for the three-month periods ended March 31, 2010 and 2009, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
     The financial statements as of March 31, 2010, and for the three-month periods ended March 31, 2010 and 2009 included herein have been reviewed by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing herein.

Report of Independent Registered Public Accounting Firm
The Trustee
Williams Coal Seam Gas Royalty Trust
We have reviewed the condensed statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of March 31, 2010, and the related condensed statements of distributable income and changes in trust corpus for the three-month periods ended March 31, 2010 and 2009. These financial statements are the responsibility of the Trustee’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of December 31, 2009, and the related statements of distributable income and changes in trust corpus for the year then ended not presented herein, and in our report dated March 31, 2010, we expressed an unqualified opinion on those financial statements and included explanatory paragraphs regarding the Williams Coal Seam Gas Royalty Trust’s ability to continue as a going concern and regarding the Trust’s change in its reserve estimates and related disclosures as a result of adopting new oil and gas reserve estimation and disclosure requirements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2009, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.
/s/ Ernst & Young LLP
Tulsa, Oklahoma
May 13, 2010

WILLIAMS COAL SEAM GAS ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (UNAUDITED)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets — cash and cash equivalents	$63,598	$52,195

Royalty interests in oil and gas properties (less accumulated amortization of $134,516,989 at March 31, 2010 and $134,091,719 at December 31, 2009) (Note 2)	4,049,675	4,474,945

TOTAL ASSETS	$4,113,273	$4,527,140

LIABILITIES AND TRUST CORPUS

Current Liabilities — other accounts payable:	$53,596	$116,341

Contingencies (Note 7)

Trust corpus — 9,700,000 units of beneficial interest authorized and outstanding (Note 2)	4,059,677	4,410,799

TOTAL LIABILITIES AND TRUST CORPUS	$4,113,273	$4,527,140

The accompanying notes are an integral part of these financial statements. See accountants’ review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	March 31, 2010	March 31, 2009
Royalty income (Notes 2, 4 and 7)	$764,578	$1,393,653
Interest income	67	619

Total	764,645	1,394,272

General and administrative expenses (Note 4)	(525,869)	(372,288)

Distributable income	$238,776	$1,021,984

Distributable income per unit (9,700,000 units) (Note 2)	$.02	$.11

The accompanying notes are an integral part of these financial statements. See accountants’ review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	March 31, 2010	March 31, 2009
Trust corpus, beginning of period	$4,410,799	$5,592,220

Amortization of royalty interests (Note 2)	(425,270)	(387,003)

Distributable income	238,776	1,021,984
Distributions to Unitholders (Note 5)	(164,628)	(1,103,966)

Trust corpus, end of period	$4,059,677	$5,123,235

Distributions per unit (9,700,000 units) (Note 5)	$.02	$.11

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
     The Trust was formed to acquire and hold certain net profits interests (the “Royalty Interests”) in proved natural gas properties located in the San Juan Basin of New Mexico and Colorado (the “Underlying Properties”) owned by WPC. The Trust was initially created effective as of December 1, 1992, with a $100 contribution by WPC. On January 21, 1993, the Royalty Interests were conveyed to the Trust by WPC pursuant to the Net Profits Conveyance (the “Conveyance”) entered into effective as of October 1, 1992, by and among WPC, Williams, the Trustee and the Delaware Trustee, in consideration for all the 9,700,000 authorized units of beneficial interest in the Trust (“Units”). WPC transferred its Units by dividend to its parent, Williams, which sold an aggregate of 5,980,000 Units to the public through various underwriters in January and February 1993 (the “Public Offering”). Subsequently, Williams sold to the public an additional 151,209 Units. During the second quarter of 1995, Williams transferred its remaining Units to Williams Holdings of Delaware, Inc. (“WHD”), a separate holding company for Williams’ non-regulated businesses. Effective July 31, 1999, WHD was merged into Williams, and by operation of the merger, Williams assumed all assets, liabilities and obligations of WHD, including without limitation, ownership of WHD’s Units. Effective August 11, 2000, Williams sold its Units to Quatro Finale IV LLC, a Delaware limited liability company (“QFIV”), in a privately negotiated transaction. Williams retained the voting rights and retained a “call” option on the transferred Units, and QFIV was granted a “put” option on the Units. Through a series of exercises of its call option, Williams reacquired an aggregate of 3,568,791 Units from December 2001 through June 2003. Williams has informed the Trustee that it has subsequently sold 2,779,500 of these Units through May 1, 2010 and owned a remaining 789,291 Units as of such date.

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
     The Royalty Interests also include a 20 percent interest in WPC’s Infill Net Proceeds from the sale of production since well spacing rules have been effectively modified and additional wells are drilled on producing drilling blocks on the WI Properties (the “Infill Wells”) during the term of the Trust. “Infill Net Proceeds” consists generally of the aggregate proceeds after payout, based on the price at the wellhead, of gas produced from WPC’s net revenue interest in any Infill Wells less certain taxes and costs.
     On October 15, 2002, the New Mexico Oil and Gas Commission (NMOCD) revised the field rules for the Basin Fruitland Coal (Gas) Pool to allow optional second (infill) wells on the standard 320 acre spacing unit in certain designated areas of the pool (the non-fairway wells). On July 17, 2003, the NMOCD further modified the field rules for the Basin Fruitland Coal (Gas) Pool to allow these infill wells on the standard 320 acre spacing unit in all areas of the pool. The WI Properties contain 442 infill locations designated as proved locations according to U.S. Securities and Exchange Commission (“SEC”) guidelines. As of December 31, 2009, all of these infill locations represent proved developed producing reserves, while there are no proved undeveloped locations.
     WPC has informed the Trustee that the Infill Wells reached payout in the aggregate during 2008. The Trust has received its 20 percent interest in WPC’s Infill Net Proceeds for the periods after payout. However, during 2009, WPC informed the Trustee that due to the net deficit realized by the Infill Wells during the third and fourth quarters, the Infill Net Profit Costs exceeded the Infill Net Profit Gross Proceeds by approximately $32,500. The Trust was not liable for such excess costs, and such excess costs constituted Excess Infill Net Profit Costs until recovered by WPC. WPC has informed the Trustee that the excess costs were fully recovered by WPC and the distribution received during the first quarter of 2010 included an amount for the Infill Net Proceeds reduced for the excess costs recovered. The complete definitions of Infill Net Proceeds, Infill Net Profit Costs, Excess Infill Net Profit Costs, and Infill Net Profit Gross Proceeds are set forth in the Conveyance.
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
     The Trust Agreement required termination of the Trust in the event that when a computation is performed as of each December 31, the net present value (discounted at 10 percent) of the estimated future net revenues (calculated in accordance with criteria established by the SEC) for proved reserves attributable to the Royalty Interests but using the average monthly Blanco Hub Spot Price for the past calendar year less certain gathering costs, is equal to or less than $30 million. The net present value of the estimated future net revenues computed as described above by the independent petroleum engineers as of December 31, 2009 was approximately $8.4 million. The results of this computation triggered an early termination of the Trust. Because the Trust’s computed net present value fell below the $30 million stipulated threshold as of December 31, 2009, the Trust terminated effective March 1, 2010. The accompanying financial statements have been prepared on a going concern basis and do not include any adjustments, costs and expenses or other matters that might result from the outcome of this termination. All of these adjustments, costs, and expenses resulting from the outcome of this termination are not presently known; however, they could be significant.
     Following termination of the Trust, the Trustee will continue to act as Trustee of the Trust until all Trust assets are sold and the net proceeds from such sales distributed to Unitholders. The Trustee will use best efforts to sell the Trust’s assets in accordance with the procedures set forth in the Trust Agreement.
     The Trust has retained Albrecht & Associates, Inc., an investment banking firm (the “Advisor”), on behalf of the Trust who will assist the Trustee in selling the remaining Royalty Interests owned by the Trust (the “Remaining Royalty Interests”). WPC has the right, but not the obligation, to make a cash offer to purchase all Remaining Royalty Interests following termination of the Trust as described in the following paragraph.
     WPC had the right, within 60 days following the Termination Date, to make a cash offer to purchase all of the Remaining Royalty Interests then held by the Trust. An offer was not made by WPC during this 60 day period. Under the terms of the Trust Agreement, the Trustee is now required to use Best Efforts (as defined in the Trust Agreement), assisted by the Advisor to obtain offers for the Remaining Royalty Interests. At the end of a 120-day period following the Termination Date, the Trustee is required to notify WPC of the highest of any offers (net of any commissions or other fees payable by the Trust), acceptable to the Trustee (which must be an all-cash offer), received during such period (the “Highest Acceptable Offer”). WPC then has the exclusive right, but not the obligation, to purchase all Remaining Royalty Interests for a cash purchase price equal to 105 percent of the Highest Acceptable Offer. If no acceptable offers are received for all Remaining Royalty Interests, the Trustee may request WPC to submit an offer for consideration by the Trustee and may accept or reject such offer. Acceptance of an offer by the Trustee shall be conditioned upon the opinion of the Advisor of the fairness of the offer.
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
     If a sale of the Remaining Royalty Interests is made or a definitive contract for sale of the Remaining Royalty Interests is entered into prior to the 150th day following the Termination Date, the buyer of the Remaining Royalty Interests, and not the Trust or Unitholders, will be entitled to all proceeds of production attributable to the Remaining Royalty Interests following the Termination Date. All proceeds of production following the Termination Date attributable to the Remaining Royalty Interests will be deposited into a non-interest bearing account until they are paid to the buyer or otherwise distributed in accordance with the Trust Agreement.
     After receipt of royalty income in May 2010, the Trust is withholding in cash and cash equivalents an additional $300,000 for anticipated expenses relating to this termination process.
     The financial statements of the Trust are prepared on a modified cash basis and are not intended to present financial position and results of operations in conformity with United States Generally Accepted Accounting Principles (“GAAP”). The financial statements do not include any adjustments that might result from execution of the plan for termination or liquidation of the Trust’s assets. Preparation of the Trust’s financial statements on the modified cash basis on a going concern basis includes the following:

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
3. FEDERAL AND STATE INCOME TAXES
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
     Some Trust Units are held by middlemen, as such term is broadly defined in U.S. Treasury Regulations (and includes custodians, nominees, certain joint owners, and brokers holding an interest for a custodian in a street name, referred to herein collectively as “middlemen”). Therefore, the Trustee considers the Trust to be a widely held fixed investment trust (“WHFIT”) for U.S. Federal income tax purposes. U.S. Trust, Bank of America Private Wealth Management, EIN 56-0906609, 901 Main Street, 17th Floor, Dallas, Texas 75202, telephone number (214) 209-2400, is the representative of the Trust that will provide tax information in accordance with applicable U.S. Treasury Regulations governing the information reporting requirements of the Trust as a WHFIT. Notwithstanding the foregoing, the middlemen holding Trust Units on behalf of the Unitholders, and not the Trustee of the Trust, are solely responsible for complying with the information reporting requirements under the U.S. Treasury Regulations with respect to such Trust Units, including the issuance of IRS Form 1099 and certain written tax statements. Unitholders whose Trust Units are held by middlemen should consult with such middlemen regarding the information that will be reported to them by the middlemen with respect to the Trust Units.

     In connection with the termination of the Trust and the resulting cancellation of the Trust pursuant to the provisions of the Trust Agreement, the Trust will not incur any Federal income tax liability at the Trust level as a result of the sale of the Remaining Royalty Interests or payment to Unitholders of the net proceeds from such sale. However, for Federal income tax purposes, the sale of the Remaining Royalty Interests will be taxable to the Unitholders. Each Unitholder will recognize gain or loss on such sale measured by the difference between the Unitholder’s share of the amount realized from the sale of the Remaining Royalty Interests and such Unitholder’s adjusted basis in his or her Units. The amount realized from the sale of the Remaining Royalty Interests will be allocated to Unitholders in the same manner as the Trustee allocates the income received by the Trust.
     Prior to determining the gain or loss resulting from the sale of the Remaining Royalty Interests following the cancellation of the Trust, each Unitholder should reduce his tax basis (but not below zero) in the Remaining Royalty Interests (and, correspondingly, his Units) by (1) the amount of depletion allowable with respect to the Remaining Royalty Interests through the date of the cancellation, and (2) by the amount of any return of capital, including returns of capital resulting from a reduction to the cash reserve maintained by the Trust during a quarterly period.
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
     Following the termination of the Trust, the Trust Agreement provides that any purchaser of the Remaining Royalty Interests, regardless of the date of closing of the purchase, shall be entitled to all proceeds of production attributable to the Remaining Royalty Interests after the Termination Date and neither the Trust nor the Unitholders shall be entitled to any such proceeds (the “Purchaser Allocation Proceeds”). However, in the event that all the Remaining Royalty Interests are not, for any reason, sold or a definitive agreement for sale thereof is not entered into prior to the 150th day following the Termination Date, the Purchaser Allocation Proceeds, and all amounts thereafter payable to the Trust, shall be distributed instead to the Unitholders in accordance with the provisions of the Trust Agreement.
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
     Each Unitholder should consult his tax advisor regarding Trust tax compliance matters, including tax consequences resulting from the termination of the Trust on the Termination Date.
4. RELATED PARTY TRANSACTIONS
     Williams provides accounting, bookkeeping and informational services to the Trust in accordance with an Administrative Services Agreement effective December 1, 1992. The fee is $50,000 per quarter, escalating 3 percent each October 1 commencing October 1, 1993. For the three month periods ended March 31, 2010 and 2009, the first quarter administration fee included in general and administrative expenses was $82,642 and $80,235, respectively. Substantially all production from the WI Properties is sold to a Williams’ subsidiary. Additionally, all royalty income is received from Williams.
     The interests of Williams and its affiliates and the interests of the Trust and the Unitholders with respect to the Underlying Properties could at times be different. As a working interest owner in the WI Properties, WPC could have interests that conflict with the interests of the Trust and Unitholders. For example, such conflicts could be due to a number of factors including, but not limited to, future budgetary considerations and the absence of any contractual obligation on the part of WPC to spend for development of the WI Properties, except as noted herein. Such decisions may have the effect of changing the amount or timing of future distributions to Unitholders. WPC’s interests may also conflict with those of the Trust and Unitholders in situations involving the sale or abandonment of Underlying Properties or the purchase or sale of the Remaining Royalty Interests. WPC has the right at any time to sell any of the Underlying Properties subject to the Royalty Interests and, under certain circumstances, may abandon any of the WI Properties. Such sales or abandonment may not be in the best interests of the Trust. In addition, WPX Gas Resources (hereinafter defined) has the right, exercisable in its sole discretion, to terminate its Minimum Purchase Price (hereinafter defined) commitment under the Gas Purchase Contract (hereinafter defined) prior to the expiration of the Gas Purchase Contract upon the earlier of August 1, 2010 or the closing date of the sale of the Royalty Interests by the Trust. Williams’ interest could conflict with those of the Trust and Unitholders to the extent the interests of WPX Gas Resources, under the Gas Purchase Contract, or Williams Field Services Company and WPX Gas Resources, under the Gas Gathering Contract, differ from the interests of the Trust and the Unitholders. Except for amendments to the Gas Gathering Contract or Gas Purchase Contract that must be approved by the vote of a majority of the Unitholders present at a meeting at which a quorum is present if such amendment would materially adversely affect Trust revenues, no mechanism or procedure has been included to resolve potential conflicts of interest between the Trust, Williams, WPC or their affiliates.

5. DISTRIBUTIONS TO UNITHOLDERS
     For production through the March 1, 2010 Termination Date, the Trustee determines for each quarter the amount of cash available for distribution to Unitholders. Such amount (the “Quarterly Distribution Amount”) is an amount equal to the excess, if any, of the cash received by the Trust, on or prior to the last day of the month following the end of each calendar quarter from the Royalty Interests, plus, with certain exceptions, any other cash receipts of the Trust during such quarter, over the liabilities of the Trust paid or accrued during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for the payment of contingent or future obligations of the Trust.
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
6. SUBSEQUENT EVENTS
     The Trustee has evaluated events occurring subsequent to the quarter ended March 31, 2010 through May 13, 2010. Subsequent to March 31, 2010, the Trust declared the following distribution:

Quarterly
Record	Payment	Distribution
Date	Date	per Unit
May 17, 2010	May 28, 2010	$.0111
     The distribution per unit was $.0111 attributable to natural gas production for the months of January and February, 2010, prior to the Termination Date (payable in the second quarter of 2010) as compared to a distribution of $.016972 paid in the fourth quarter of 2009. The decrease in distributions is mainly the result of only the two months of production preceding the termination being included in royalty income received during the second quarter of 2010. Also contributing to the reduced distribution, the Trust is withholding in cash and cash equivalents an additional $300,000 for anticipated expenses relating to the termination process.
     If a sale of the Remaining Royalty Interests is made or a definitive contract for the sale of the Remaining Royalty Interests is entered into prior to the 150th day following the Termination Date, the buyer of the Remaining Royalty Interests, and not the Trust or the Unitholders, will be entitled to all proceeds of production attributable to the Remaining Royalty Interests following the Termination Date (Note 2).
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

     The Trust is withholding in cash and cash equivalents an additional $100,000 for anticipated expenses relating to the termination process.
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
     Under the pricing mechanism of the Gas Purchase Contract, when the market price was less than $1.70 per MMBtu (the “Minimum Purchase Price”), the Trust was paid the Minimum Purchase Price for the gas and an account (the “Price Credit Account”) was maintained to identify the accrued and unrecouped amount of payments made to the Trust in excess of the market price. Any amounts in the Price Credit Account were subject to future recoupment when the market price exceeded the Minimum Purchase Price. As of March 31, 2010, there were no remaining unrecouped price credits in the Price Credit Account.
     While the terms of the Gas Purchase Agreement pricing mechanism remained in place and no balance existed in the Price Credit Account, when the market price for natural gas exceeded $1.94 per MMBtu (as was the case during the first three months of 2010), the Trust received only 50 percent of the excess of the market price over the $1.94 price per MMBtu before reduction for gathering, processing and certain other costs.
     In 2008, WPC notified the Trust that certain royalty matters were currently being litigated by a federal regulatory agency and another producer. WPC learned that this case was decided unfavorably to the producer in October 2009. Neither WPC nor the Trust was a party to this litigation; however, given the similarities to the Trust’s Underlying Properties, WPC and the Royalty Interests will more than likely be impacted as well. WPC is currently evaluating the negative impact to the Trust’s NPI. In addition, there are other cases pending against other producers on related issues that could potentially have a significant negative impact to future royalty income with respect to the Royalty Interests, natural gas reserves and reserve value.
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
     The royalty income presented in the accompanying statements of distributable income is on an entitlement basis and reflects WPC’s estimated impact of the most recent BLM participating area approvals through March 31, 2010.
Item 2. Trustee’s Discussion and Analysis of Financial Condition and Results of Operations.
Termination and Liquidation of the Trust
     With respect to the Trust termination provisions as outlined in the Trust Agreement, the net present value of the estimated future net revenues computed in accordance with the Trust Agreement, using an average 2009 index price of $3.25, by the independent petroleum engineers as of December 31, 2009 was approximately $8.4 million (which assumed continuation of the Gas Purchase Contract with WPX through 2012). The results of this computation have triggered an early termination of the Trust. Because the Trust’s computed net present value fell below the $30 million stipulated threshold as of December 31, 2009, the Trust terminated effective March 1, 2010 (“Termination Date”).
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
     WPC had the right, within 60 days following the Termination Date, to make a cash offer to purchase all of the Remaining Royalty Interests then held by the Trust. An offer was not made by WPC during this 60 day period. Under the terms of the Trust Agreement, the Trustee is now required to use Best Efforts (as defined in the Trust Agreement), assisted by the Advisor to obtain offers for the Remaining Royalty Interests. At the end of a 120-day period following the Termination Date, the Trustee is required to notify WPC of the highest of any offers (net of any commissions or other fees payable by the Trust), acceptable to the Trustee (which must be an all-cash offer), received during such period (the “Highest Acceptable Offer”). WPC then has the exclusive right, but not the obligation, to purchase all Remaining Royalty Interests for a cash purchase price equal to 105 percent of the Highest Acceptable Offer. If no acceptable offers are received for all Remaining Royalty Interests, the Trustee may request WPC to submit an offer for consideration by the Trustee and may accept or reject such offer. Acceptance of an offer by the Trustee shall be conditioned upon the opinion of the Advisor of the fairness of the offer.

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
     If a sale of the Remaining Royalty Interests is made or a definitive contract for sale of the Remaining Royalty Interests is entered into prior to the 150th day following the Termination Date, the buyer of the Remaining Royalty Interests, and not the Trust or Unitholders, will be entitled to all proceeds of production attributable to the Remaining Royalty Interests following the Termination Date (Note 2). If no sale is made, and no definitive contract for the sale of the Remaining Royalty Interests is entered into, prior to the 150th day following the Termination Date, WPC will distribute to the Trust the proceeds from production attributable to the Remaining Royalty Interests for this period.
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
Distributable Income
     Prior to the termination of the Trust, when excess cash was available, the Trust made quarterly cash distributions to Unitholders. The only assets of the Trust, other than cash and cash equivalents being held for the payment of expenses and liabilities and for distribution to Unitholders, are the Royalty Interests. The Royalty Interests owned by the Trust burden the Underlying Properties, which are owned by WPC and not the Trust.
     Distributable income of the Trust generally consists of the excess of royalty income plus interest income over the general and administrative expenses of the Trust. Upon receipt by the Trust, royalty income is invested in short-term investments in accordance with the Trust Agreement until its subsequent distribution to Unitholders. Currently, funds are invested in Bank of America money market accounts which are backed by the good faith of Bank of America, N.A., but are not insured by the Federal Deposit Insurance Corporation (“FDIC”). The

Trust does not lend money and has limited ability to borrow money, which the Trustee believes limits the Trust’s risk from the current tightening of credit markets. The Trust’s future royalty income, however, may be subject to risks relating to the creditworthiness of the operators of the Underlying Properties and WPX Gas Resources and other purchasers of the natural gas produced from the Underlying Properties, as well as risks associated with fluctuations in the price of natural gas. Additional risks are described in “Item 1A — Risk Factors” of the 2009 Annual Report.
     The amount of distributable income of the Trust for any quarter may differ from the amount of cash available for distribution to Unitholders in such quarter due to differences in the treatment of the expenses of the Trust in the determination of those amounts. The financial statements of the Trust are prepared on a modified cash basis pursuant to which general and administrative expenses of the Trust are recognized when incurred whereas royalty income is recognized when received. Consequently, the reported distributable income of the Trust for any quarter is determined by deducting from the income received by the Trust the amount of expenses incurred by the Trust during such quarter. The amount of cash available for distribution to Unitholders, however, is determined in accordance with the provisions of the Trust Agreement and reflects the deduction from the income actually received by the Trust of the amount of expenses actually paid or accrued by the Trust and adjustments for changes in reserves for unpaid liabilities. See Notes 5 and 6 to the financial statements of the Trust appearing elsewhere in this report on Form 10-Q for additional information regarding the determination of the amount of cash available for distribution to Unitholders.
Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
     For the quarter ended March 31, 2010, royalty income received by the Trust amounted to $764,578 as compared to $1,393,653 received for the same quarter in 2009. The decrease in royalty income is primarily due to lower production volumes. Also impacting first quarter 2009 production revenues were lower infill revenues due to deficits in the previous two quarters. Production volumes are affected by changes in sales prices for natural gas produced and costs that are deducted in calculating the NPI Net Proceeds. Production related to the royalty income received by the Trust in the first quarter of 2010 was 540,208 MMBtu as compared to 655,321 MMBtu for the same quarter in 2009. General and administrative expenses for the quarter ended March 31, 2010 were higher compared to the same quarter in 2009 due to the preparation for the termination of the Trust.
     Distributable income for the quarter ended March 31, 2010 was $238,776 or $.02 per Unit compared to $1,021,984 or $.11 per Unit for the same quarter in 2009. This decrease was the result of lower royalty income as previously described and due to higher general and administrative expenses. A distribution of $0.016972 per Unit was made on March 1, 2010 to Unitholders of record on February 16, 2010.
     Because the Trust incurs administrative expenses throughout a quarter but receives its royalty income only once in a quarter, the Trustee established in the first quarter of 1993 a cash reserve for the payment of expenses and liabilities of the Trust. The Trustee thereafter has adjusted the amount of such reserve in certain quarters as required for the payment of the Trust’s expenses and liabilities, in accordance with the provisions of the Trust Agreement. The Trustee has maintained for the foreseeable future a cash reserve that will be reduced by Trust expenses in excess of royalty income. After receipt of royalty income in May 2010, Trust is withholding in cash and cash equivalents an additional $300,000 for anticipated expenses relating to the termination process. As discussed in Note 2, if a sale of the Remaining Royalty Interests is made or a definitive contract for sale of the Remaining Royalty Interests is entered into prior to the 150th day following the Termination Date, the buyers of the Remaining Royalty Interests, and not the Trust or the Unitholders, will be entitled to all proceeds of production attributable to the Remaining Royalty Interests following the Termination Date.
     Royalty income received by the Trust in a given calendar quarter will generally reflect the sum of (i) net proceeds from the sale of gas produced from the WI Properties during the preceding calendar quarter, plus (ii) cash received by WPC with respect to the Farmout Properties either (a) during the preceding calendar quarter or (b) if received in sufficient time to be paid to the Trust, in the month immediately following such calendar quarter. Accordingly, the royalty income included in distributable income for the quarter ended March 31, 2010, was based on production volumes and natural gas prices for the period October 2009 through December 2009, as shown in the table below. The production volumes included in the table below are for production attributable to net profits of the Underlying Properties, and not for production attributable to the Trust’s Royalty Interests.

	Three Months		Three Months
	Ended		Ended
	December 31, 2009		December 31, 2008
Production (MMBtu) (1)
WI Properties	533,288	(2)	743,506	(3)
Farmout Properties	216,340		240,682
Infill Properties	452,153	(6)	324,040	(5)

Blanco Hub Spot Price ($/MMBtu) (4)	$3.99		$3.91

Net Wellhead Price WI Properties ($/MMBtu)	$1.54		$1.69

(1)	Million British Thermal Units.

(2)	Includes retroactive adjustments of (47,526) MMBtu.

(3)	Includes retroactive adjustments of (42,364) MMBtu.

(4)	Weighted average of estimates for the months included in the period presented.

(5)	Includes 127,022 MMBtu Retroactive Adjustment.

(6)	Includes (11,188) MMBtu Retroactive Adjustment.
     Production from the WI Properties is generally sold by WPC to WPX Gas Resources pursuant to the Gas Purchase Contract that provides certain protections for WPC and Unitholders by providing that WPX Gas Resources will purchase gas from WPC at a minimum purchase price of $1.70 even when the applicable index price (which is equal to 97% of the Blanco Hub Spot Price) falls below $1.70 per MMBtu, provided that WPX Gas Resources is entitled to accrue price credits in the amount of any excess of the minimum price so paid over the applicable index price. When the applicable index price exceeds $1.70 per MMBtu, WPX Gas Resources is entitled to recoup any price credits previously accrued. When the applicable index price is greater than $1.94 per MMBtu, the Gas Purchase Contract protects and benefits WPX Gas Resources by allowing it to purchase gas from WPC at a contract price equal to $1.94 per

MMBtu plus only 50 percent of the difference between the applicable index price and $1.94 per MMBtu. The Gas Purchase Contract also provides that the price paid for gas by WPX Gas Resources is reduced by the amount of gathering, processing and certain other costs paid by WPX Gas Resources. See “Item 2 Properties — The Royalty Interests — Gas Purchase Contract” in the 2009 Annual Report for detailed information about the Gas Purchase Contract and its impact on Trust income.
     The initial five-year term of the pricing provision (“Primary Term”) of the Gas Purchase Contract expired on December 31, 1997. Following the expiration of the Primary Term, the pricing provision will continue in effect for one or more consecutive additional one-year terms (each such term a “Contract Year”) unless and until WPX Gas Resources exercises its annual option, exercisable 15 days prior to the end of each Contract Year, to discontinue purchasing gas from WPC under the pricing provision of the Gas Purchase Contract and instead purchase gas at a monthly price equal to the index price of 97% of the Blanco Hub Spot Price. WPX has not yet exercised this option and the pricing mechanism of the Primary Term therefore has been and will continue to remain in effect until the earlier of August 1, 2010 or the closing of the sale of the Royalty Interests by the Trust.
     For the three months ended March 31, 2010, which is based on production volumes and natural gas prices for the three months ended December 31, 2009, the Blanco Hub Spot Price was above $2.00 per MMBtu, and therefore the applicable index price under the Gas Purchase Contract, which is equal to 97% of the Blanco Hub Spot Price, was above $1.94 per MMBtu through such period. In general, under the Gas Purchase Contract, the Trust only receives the benefit of 50 percent of any amount by which the applicable index price exceeds $1.94 per MMBtu. Consequently, pursuant to the terms of the Gas Purchase Contract, WPX Gas Resources paid WPC an amount for gas purchased equal to $1.94 per MMBtu, less the costs paid by WPX Gas Resources to gather and process such gas and deliver it to specified delivery points plus 50 percent of the excess of the applicable index price over $1.94 per MMBtu. The Blanco Hub Spot Price remained above $2.00 per MMBtu in April 2010.
     The information in this report on Form 10-Q concerning production and prices relating to the Underlying Properties is based on information prepared and furnished by WPC to the Trustee. The Trustee has no control over and no responsibility relating to the operation of the Underlying Properties.
Forward-Looking Statements
     This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbor created thereby. All statements other than statements of historical fact included in this report on Form 10-Q, including, without limitation, statements contained in this “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Trust’s financial position and industry conditions and any sale of the Remaining Royalty Interests upon termination of the Trust, are forward-looking statements. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     The only assets of and sources of income to the Trust are the Royalty Interests, which, prior to the termination of the Trust, generally entitled the Trust to receive a share of the net profits from natural gas production from the Underlying Properties. Consequently, the Trust’s financial results are significantly affected by fluctuations in natural gas prices and the Trust has commodity price risk exposure associated with the natural gas markets in the United States. The Trust does not engage in any hedging activities to manage its price risk associated with natural gas production from the Underlying Properties. The Royalty Interests do not entitle the Trust to control or influence the operation of the Underlying Properties or the sale of gas produced therefrom. Natural gas produced from the WI Properties, which comprises the majority of production attributable to the Royalty Interests, is currently sold by WPC pursuant to the terms of the Gas Purchase Contract. Although the Trust is not a party to the Gas Purchase Contract, the Gas Purchase Contract significantly impacted revenues to the Trust. Although the Gas Purchase Contract mitigates the risk to the Trust of low gas prices, it also limits the ability of the Trust to benefit from the effects of higher gas prices, particularly to the extent a balance exists in the Price Credit Account. See “Item 2 Properties — The Royalty Interests — Gas Purchase Contract” in the 2009 Annual Report for detailed information about the Gas Purchase Contract and its impact on the Trust and Unitholders.
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
Item 4. Controls and Procedures.
     The Trust maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Trust in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. In addition, the disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Trust is accumulated and communicated to the Trustee to allow timely decisions regarding required disclosure. As of the end of the period covered by this report on Form 10-Q, the Trustee carried out an evaluation of the effectiveness of the design and operation of the Trust’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15. Based upon that evaluation, the Trustee concluded that the Trust’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934 and are effective in ensuring that information required to be disclosed by the Trust in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Trustee to allow timely decisions regarding required disclosure. In its evaluation of disclosure controls and procedures, the Trustee has relied, to the extent considered reasonable, on information provided by WPC. There has not been any change in the Trust’s internal control over financial reporting during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     Not Applicable.
Items 1A through 5.
     Not applicable.

Item 6. Exhibits.
     The exhibits listed below are filed as part of this report on Form 10-Q:

EXHIBIT
NUMBER	EXHIBIT
4.1—	Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of December 1, 1992, by and among Williams Production Company, The Williams Companies, Inc. and Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), as trustees (filed as Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.2—	First Amendment to the Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of December 15, 1992, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.2 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.3—	Second Amendment to the Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of January 12, 1993, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.3 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.4—	Net Profits Conveyance effective as of October 1, 1992, by and among Williams Production Company, The Williams Companies, Inc., and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), and Chemical Bank Delaware (filed as Exhibit 4.4 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

15.1 —	Letter regarding unaudited interim financial information dated May 13, 2010, from the independent Registered Public Accounting Firm which acknowledges awareness of the use in registration statement of a report on unaudited interim financial information.

31.1 —	Certification by Ron E. Hooper, Senior Vice President and Administrator of Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated May 13, 2010, and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certificate by Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated May 13, 2010, and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

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
Date: May 13, 2010

INDEX TO EXHIBITS

EXHIBIT
NUMBER	EXHIBIT
4.1—	Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of December 1, 1992, by and among Williams Production Company, The Williams Companies, Inc. and Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), as trustees (filed as Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.2—	First Amendment to the Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of December 15, 1992, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.2 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.3—	Second Amendment to the Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of January 12, 1993, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.3 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.4—	Net Profits Conveyance effective as of October 1, 1992, by and among Williams Production Company, The Williams Companies, Inc., and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), and Chemical Bank Delaware (filed as Exhibit 4.4 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

15.1 —	Letter regarding unaudited interim financial information dated May 13, 2010, from the independent Registered Public Accounting Firm which acknowledges awareness of the use in registration statement of a report on unaudited interim financial information.

31.1 —	Certification by Ron E. Hooper, Senior Vice President and Administrator of Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated May 13, 2010, and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT
NUMBER	EXHIBIT
32.1 —	Certificate by Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated May 13, 2010, and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).