Form 10-Q
period 2010-06-30
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 2010-08-16
CIK 895007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of units of beneficial interest outstanding at August 16, 2010: 9,700,000

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
     The financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the “Trustee”) of Williams Coal Seam Gas Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Annual Report”). The December 31, 2009 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of June 30, 2010, and the distributable income for the three-month and six-month periods ended June 30, 2010 and 2009, and the changes in trust corpus for the six-month periods ended June 30, 2010 and 2009, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
     The financial statements as of June 30, 2010, and for the three-month and six-month periods ended June 30, 2010 and 2009 included herein have been reviewed by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing herein.

Report of Independent Registered Public Accounting Firm
The Trustee
Williams Coal Seam Gas Royalty Trust
We have reviewed the condensed statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of June 30, 2010, and the related condensed statements of distributable income for the three-month and six-month periods ended June 30, 2010 and 2009, and the condensed statements of changes in trust corpus for the six-month periods ended June 30, 2010 and 2009. These financial statements are the responsibility of the Trustee’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of December 31, 2009, and the related statements of distributable income and changes in trust corpus for the year then ended not provided herein, and in our report dated March 31, 2010, we expressed an unqualified opinion on those financial statements and included explanatory paragraphs regarding the Williams Coal Seam Gas Royalty Trust’s ability to continue as a going concern and regarding the Trust’s change in its reserve estimates and related disclosures as a result of adopting new oil and gas reserve estimation and disclosure requirements. In our opinion, the information set forth in the accompanying condensed statement of assets, liabilities and trust corpus as of December 31, 2009, is fairly stated, in all material respects, in relation to the statement of assets, liabilities and trust corpus from which it has been derived.
/s/ Ernst & Young LLP
Tulsa, Oklahoma
August 16, 2010

WILLIAMS COAL SEAM GAS ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS
(UNAUDITED)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets — cash and cash equivalents	$166,226	$52,195

Royalty interests in oil and gas properties (less accumulated amortization of $134,882,068 at June 30, 2010 and $134,091,719 at December 31, 2009) (Note 2)	3,684,596	4,474,945

TOTAL ASSETS	$3,850,822	$4,527,140

LIABILITIES AND TRUST CORPUS

Current Liabilities:

Accounts payable	$30,907	$116,341

Trust corpus — 9,700,000 units of beneficial interest authorized and outstanding (Note 2)	3,819,915	4,410,799

TOTAL LIABILITIES AND TRUST CORPUS	$3,850,822	$4,527,140

The accompanying notes are an integral part of these financial statements. See accountants’ review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	June 30, 2010	June 30, 2009
Royalty income (Notes 2, 4 and 7)	$407,607	$931,608
Interest income	50	180

Total	407,657	931,788

General and administrative expenses (Note 4)	(174,670)	(266,079)

Distributable income	$232,987	$655,709

Distributable income per unit (9,700,000 units) (Note 2)	$.02	$.07

The accompanying notes are an integral part of these financial statements. See accountants’ review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	SIX MONTHS	SIX MONTHS
	ENDED	ENDED
	June 30, 2010	June 30, 2009
Royalty income (Notes 2, 4 and 7)	$1,172,185	$2,325,261
Interest income	117	799

Total	1,172,302	2,326,060

General and administrative expenses (Note 4)	(700,539)	(638,367)

Distributable income	$471,763	$1,687,693

Distributable income per unit (9,700,000 units) (Note 2)	$0.05	$.17

The accompanying notes are an integral part of these financial statements. See accountants’ review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	SIX MONTHS	SIX MONTHS
	ENDED	ENDED
	June 30, 2010	June 30, 2009
Trust corpus, beginning of period	$4,410,799	$5,592,220

Amortization of royalty interests (Note 2)	(790,349)	(656,315)

Distributable income	471,763	1,687,693
Distributions to Unitholders (Note 5)	(272,298)	(1,736,104)

Trust corpus, end of period	$3,819,915	$4,887,494

Distributions per unit (9,700,000 units) (Note 5)	$.03	$.18

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
     The Trust was formed to acquire and hold certain net profits interests (the “Royalty Interests”) in proved natural gas properties located in the San Juan Basin of New Mexico and Colorado (the “Underlying Properties”) owned by WPC. The Trust was initially created effective as of December 1, 1992, with a $100 contribution by WPC. On January 21, 1993, the Royalty Interests were conveyed to the Trust by WPC pursuant to the Net Profits Conveyance (the “Conveyance”) entered into effective as of October 1, 1992, by and among WPC, Williams, the Trustee and the Delaware Trustee, in consideration for all the 9,700,000 authorized units of beneficial interest in the Trust (“Units”). WPC transferred its Units by dividend to its parent, Williams, which sold an aggregate of 5,980,000 Units to the public through various underwriters in January and February 1993 (the “Public Offering”). Subsequently, Williams sold to the public an additional 151,209 Units. During the second quarter of 1995, Williams transferred its remaining Units to Williams Holdings of Delaware, Inc. (“WHD”), a separate holding company for Williams’ non-regulated businesses. Effective July 31, 1999, WHD was merged into Williams, and by operation of the merger, Williams assumed all assets, liabilities and obligations of WHD, including without limitation, ownership of WHD’s Units. Effective August 11, 2000, Williams sold its Units to Quatro Finale IV LLC, a Delaware limited liability company (“QFIV”), in a privately negotiated transaction. Williams retained the voting rights and retained a “call” option on the transferred Units, and QFIV was granted a “put” option on the Units. Through a series of exercises of its call option, Williams reacquired an aggregate of 3,568,791 Units from December 2001 through June 2003. Williams has informed the Trustee that it has subsequently sold 2,779,500 of these Units through August 1, 2010 and owned a remaining 789,291 Units as of such date.

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
     The Royalty Interests also include a 20 percent interest in WPC’s Infill Net Proceeds from the sale of production since well spacing rules have been effectively modified and additional wells are drilled on producing drilling blocks on the WI Properties (the “Infill Wells”) during the term of the Trust. “Infill Net Proceeds” consists generally of the aggregate proceeds, after payout, based on the price at the wellhead, of gas produced from WPC’s net revenue interest in any Infill Wells less certain taxes and costs.
     On October 15, 2002, the New Mexico Oil and Gas Commission (NMOCD) revised the field rules for the Basin Fruitland Coal (Gas) Pool to allow optional second (infill) wells on the standard 320 acre spacing unit in certain designated areas of the pool (the non-fairway wells). On July 17, 2003, the NMOCD further modified the field rules for the Basin Fruitland Coal (Gas) Pool to allow these infill wells on the standard 320 acre spacing unit in all areas of the pool. The WI Properties contain 442 infill locations designated as proved locations according to U.S. Securities and Exchange Commission (“SEC”) guidelines. As of June 30, 2010, all of these infill locations represent proved developed producing reserves, while there are no economical proved undeveloped locations.
     WPC has informed the Trustee that the Infill Wells reached payout in the aggregate during 2008. However, during 2009, WPC informed the Trustee that due to the net deficit realized by the Infill Wells during the third and fourth quarters of 2009, the Infill Net Profit Costs exceeded the Infill Net Profit Gross Proceeds. The Trust was not liable for such excess costs, and such excess costs constituted Excess Infill Net Profits Costs until recovered by WPC from the distribution received by the Trust during the first quarter of 2010. The complete definitions of Infill Net Proceeds, Infill Net Profit Costs, Excess Infill Net Profit Costs, and Infill Net Profit Gross Proceeds are set forth in the Conveyance.
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
     The Trust Agreement required termination of the Trust in the event that when a computation is performed as of each December 31, the net present value (discounted at 10 percent) of the estimated future net revenues (calculated in accordance with criteria established by the SEC) for proved reserves attributable to the Royalty Interests but using the average monthly Blanco Hub Spot Price for the past calendar year less certain gathering costs, is equal to or less than $30 million. The net present value of the estimated future net revenues computed as described above by the independent petroleum engineers as of December 31, 2009 was approximately $8.4 million. The results of this computation triggered an early termination of the Trust. Because the Trust’s computed net present value fell below the $30 million stipulated threshold as of December 31, 2009 the Trust terminated effective March 1, 2010. The accompanying financial statements have been prepared on a going concern basis and do not include any adjustments, costs and expenses or other matters that might result from the outcome of this termination. All of these adjustments, costs and expenses resulting from the outcome of this termination are not presently known; however, they could be significant.
     Following termination of the Trust, the Trustee will continue to act as Trustee of the Trust until all Trust assets are sold and the net proceeds from such sales distributed to Unitholders. The Trustee will use best efforts to sell the Trust’s assets in accordance with the procedures set forth in the Trust Agreement.
     The Trust has retained Albrecht & Associates, Inc., an investment banking firm (the “Advisor”), on behalf of the Trust who will assist the Trustee in selling the remaining Royalty Interests owned by the Trust (the “Remaining Royalty Interests”). WPC had the right, but not the obligation, to make a cash offer to purchase all the Remaining Royalty Interests following termination of the Trust as described in the following paragraph.

     WPC had the right, within 60 days of the Termination Date, to make a cash offer to purchase all of the Remaining Royalty Interests then held by the Trust. An offer was not made by WPC during this 60 day period. Under the terms of the Trust Agreement, the Trustee has used Best Efforts (as defined in the Trust Agreement), assisted by the Advisor to obtain offers for the Remaining Royalty Interests. At the end of a 120-day period following the Termination Date, the Trustee notified WPC of the highest offer (net of any commissions or other fees payable by the Trust), acceptable to the Trustee (which must be an all-cash offer), received during such period (the “Highest Acceptable Offer”). WPC then had the exclusive right, but not the obligation, to purchase all Remaining Royalty Interests for a cash purchase price equal to 105 percent of the Highest Acceptable Offer. WPC notified the Trustee that it will not be exercising its right to purchase all Remaining Royalty Interests pursuant to such provisions of the Trust Agreement.
     The Trustee is in the process of assisting with the due diligence process and negotiating the terms of a potential sale of the Remaining Royalty Interests, but no definitive agreement has been executed and no assurances can be made as to when or if such sale will occur or the ultimate net proceeds that will be derived therefrom.
     Because a definitive contract for sale of the Remaining Royalty Interests was not entered into prior to the 150th day following the Termination Date, according to the Trust Agreement, all net proceeds of production attributable to the Remaining Royalty Interests following the Termination Date and until a sale of the Remaining Royalty Interests will be distributed to the Unitholders. All proceeds of production following the Termination Date attributable to the Remaining Royalty Interests have been deposited into a non-interest bearing account until they are distributed in accordance with the Trust Agreement.
     After receipt of royalty income in May 2010, the Trust withheld in cash and cash equivalents $300,000 for anticipated general and administrative expenses, including expenses relating to this termination process some of which have been incurred through June 30, 2010.
     The Trustee may accept an offer for all or a part (but not more than six parts) of the Remaining Royalty Interests as it deems to be in the best interests of the Trust and Unitholders and may continue, for up to one calendar year after the Termination Date, to attempt to locate a buyer or buyers of the Remaining Royalty Interests in order to sell such interests in an orderly fashion not involving a public auction. If any Remaining Royalty Interests have not been sold or a definitive agreement for sale has not been entered into by the end of such calendar year, the Trustee is required to sell the Remaining Royalty Interests at public auction to the highest cash bidder, which sale may be to WPC or any of its affiliates. Notice of such sale by auction shall be mailed at least 30 days prior to such sale to each Unitholder at his address as it appears on the ownership ledger of the Trustee.
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

     In connection with the termination of the Trust and the resulting cancellation of the Trust pursuant to the provisions of the Trust Agreement, the Trust will not incur any Federal income tax liability at the Trust level as a result of the sale of the Remaining Royalty Interests or payment to Unitholders of the net proceeds form such sale. However, for Federal income tax purposes, the sale of the Remaining Royalty Interests will be taxable to the Unitholders. Each Unitholder will recognize gain or loss on such sale measured by the difference between the Unitholder’s share of the amount realized from the sale of the Remaining Royalty Interests and such Unitholder’s adjusted basis in his or her Units. The amount realized from the sale of the Remaining Royalty Interests will be allocated to Unitholders in the same manner as the Trustee allocates the income received by the Trust.
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
     Following the termination of the Trust, the Trust Agreement provides that any purchaser of the Remaining Royalty Interests, regardless of the date of closing of the purchase, shall generally be entitled to net proceeds of production attributable to the Remaining Royalty Interests after the Termination Date and until a sale of the Remaining Royalty Interests and neither the Trust nor the Unitholders shall be entitled to any such proceeds (the “Purchaser Allocation Proceeds”). However, because a definitive agreement for sale of all the Remaining Royalty Interests was not entered into prior to the 150th day following the Termination Date, the Purchaser Allocation Proceeds, and all amounts thereafter payable to the Trust until a sale of the Remaining Royalty Interests, will be distributed instead to the Unitholders in accordance with the provisions of the Trust Agreement.
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
4. RELATED PARTY TRANSACTIONS
     Williams provides accounting, bookkeeping and informational services to the Trust in accordance with an Administrative Services Agreement effective December 1, 1992. The fee is $50,000 per quarter, escalating 3 percent each October 1 commencing October 1, 1993. For the three and six month periods ended June 30, 2010, the administration fee included in general and administrative expenses was $82,642 and $165,285, respectively, as compared to $80,235 and $160,471 for the comparable period in 2009. Substantially all production from the WI Properties is sold to a Williams’ subsidiary. Additionally, all royalty income is received from Williams.
     The interests of Williams and its affiliates and the interests of the Trust and the Unitholders with respect to the Underlying Properties could at times be different. As a working interest owner in the WI Properties, WPC could have interests that conflict with the interests of the Trust and Unitholders. For example, such conflicts could be due to a number of factors including, but not limited to, future budgetary considerations and the absence of any contractual obligation on the part of WPC to spend for development of the WI Properties, except as noted herein. Such decisions may have the effect of changing the amount or timing of future distributions to Unitholders. WPC’s interests may also conflict with those of the Trust and Unitholders in situations involving the sale or abandonment of Underlying Properties or the purchase or sale of the Remaining Royalty Interests. WPC has the right at any time to sell any of the Underlying Properties subject to the Royalty Interests and, under certain circumstances, may abandon any of the WI Properties. Such sales or abandonment may not be in the best interests of the Trust. Williams’ interest could conflict with those of the Trust and Unitholders to the extent the interests of WPX Gas Resources (hereinafter defined), under the Gas Purchase Contract, or Williams Field Services Company and WPX Gas Resources, under the Gas Gathering Contract, differ from the interests of the Trust and the Unitholders or a potential purchaser of any Remaining Royalty Interests. Except for amendments to the Gas Gathering Contract or Gas Purchase Contract that must be approved by the vote of a majority of the Unitholders present at a meeting at which a quorum is present if such amendment would materially adversely affect Trust revenues, no mechanism or procedure has been included to resolve potential conflicts of interest between the Trust, Williams, WPC or their affiliates.
     During 2009 WPC notified the Trust that royalty income for the second quarter 2009 includes an overpayment of approximately $766,000. In connection with assisting with the due diligence process for the potential sale of the Remaining Royalty Interests with the party that provided the Highest Acceptable Offer, WPC notified the Trust of the discovery of certain errors related to the accounting for the Underlying Properties that had impacted royalty income receipts of the Trust over the course of the last five years. WPC informed the Trust that the net effect of these errors is a cumulative overpayment to the Trust of approximately $1,067,000. Williams waived any right to seek recoupment of the amounts of these overpayments or reduce any future payments of royalty income to the Trust by the amounts of these overpayments.
5. DISTRIBUTIONS TO UNITHOLDERS
     For production through the March 1, 2010 Termination Date, the Trustee determined for each quarter the amount of cash available for distribution to Unitholders. Such amount (the “Quarterly Distribution Amount”) was an amount equal to the excess, if any, of the cash received by the Trust, on or prior to the last day of the month following the end of each calendar quarter from the Royalty Interests, plus, with certain exceptions, any other cash receipts of the Trust during such quarter, over the liabilities of the Trust paid or accrued during such quarter, subject to adjustments for changes made by the Trustee during such quarter in any cash reserves established for the payment of contingent or future obligations of the Trust.
     The Trustee distributed the Quarterly Distribution Amount within 60 days after the end of each calendar quarter to each person who was a Unitholder of record on the associated record date (i.e., the 45th day following the end of each calendar quarter or if such day is not a business day, the next business day thereafter), together with interest estimated to be earned on such amount from the date of receipt thereof by the Trustee to the payment date.
     Because a definitive contract for the sale of the Remaining Royalty Interests was not entered into prior to the 150th day following the Termination Date, the Trust and the Unitholders, and not the buyer of the Remaining Royalty Interests, are generally entitled to net proceeds of production attributable to the Remaining Royalty Interests following the Termination Date and until a sale of the Remaining Royalty Interests (Note 2).
6. SUBSEQUENT EVENTS
     Subsequent to June 30, 2010, the Trust declared the following distribution:

Quarterly
Record	Payment	Distribution
Date	Date	per Unit
August 4, 2010	August 27, 2010	$.132276
     The distribution per unit was $.132276 attributable to production for the months of March, April, May and June, 2010 (except for the Farmout Properties for which production for the months of March through May was included), following the Termination Date (payable in the third quarter of 2010) as compared to $0.0111 attributable to the months of January and February, 2010 (except for the Farmout Properties for which production for the months of December 2009 to February 2010 was included), prior to the Termination Date (paid in the second quarter of 2010). The increase in distributions is mainly the result of non-recurring items impacting second quarter royalty income including a retroactive unit expansion adjustment that reduced royalty income by approximately $807,000 and including only the months of production preceding the Termination Date being included in the royalty income received during the second quarter of 2010 as discussed in Note 2. The Trust withheld in cash and cash equivalents of $200,000 for anticipated general and administrative expenses, including expenses relating to the termination process in the first quarter all of which has been incurred at June 30, 2010 and an additional $300,000 for anticipated general and administrative expenses, including expenses relating to the termination process in the second quarter, some of which has been incurred at June 30, 2010.
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
7. CONTINGENCIES
     Prior to August 1, 2010, WPX Gas Resources Company (“WPX Gas Resources,” as successor in interest to Williams Gas Marketing Company), purchased natural gas produced from the WI Properties (except for certain small volumes) at the wellhead under the terms of a gas purchase contract dated October 1, 1992, as amended (the “Gas Purchase Contract”). The Gas Purchase Contract provided for a pricing mechanism during an initial 5-year period, which expired on December 31, 1997, and continued for one or more consecutive additional 1-year terms unless and until WPX Gas Resources exercised its annual option, exercisable 15 days prior to the end of each contract year, to discontinue purchasing gas under the pricing mechanism of the Gas Purchase Contract and instead purchase gas at a monthly market-based price. WPX Gas Resources did not exercise this option, and therefore the pricing mechanism continued to remain in effect through the expiration of the Gas Purchase Contract on August 1, 2010. The terms for the purchase of natural gas produced from the WI Properties (except for certain small volumes related to the Farmout Properties, which were not affected by the Gas Purchase Contract expiration) subsequent to the expiration date are currently being negotiated.
     Under the pricing mechanism of the Gas Purchase Contract, when the market price was less than $1.70 per MMBtu (the “Minimum Purchase Price”), the Trust was paid the Minimum Purchase Price for the gas and an account (the “Price Credit Account”) was maintained to identify the accrued and unrecouped amount of payments made to the Trust in excess of the market price. Any amounts in the Price Credit Account were subject to future recoupment when the market price exceeded the Minimum Purchase Price. As of June 30, 2010, there were no remaining unrecouped price credits in the Price Credit Account.
     While the terms of the Gas Purchase Agreement pricing mechanism remained in place and no balance existed in the Price Credit Account, when the market price for natural gas exceeded $1.94 per MMBtu (as was the case during the first six months of 2010), the Trust received only 50 percent of the excess of the market price over the $1.94 price per MMBtu before reduction for gathering, processing and certain other costs.
     In 2008, WPC notified the Trust that certain royalty matters were currently being litigated by a federal regulatory agency and another producer. WPC learned that this case was decided unfavorably to the producer in October 2009. Neither WPC nor the Trust was a party to the litigation; however, given the similarities to the Trust’s Underlying Properties, WPC and the Royalty Interests will more than likely be impacted as well. WPC is currently evaluating the negative impact to the Trust’s NPI. In addition, there are other cases pending against other producers on related issues that could potentially have a significant negative impact to future royalty income with respect to the Royalty Interests, natural gas reserves and reserve value.
     The majority of the production attributable to the Trust is within Federal Units. Unit participating areas are formed by pooling production from the participating area. Entitlement to the pooled production is based on each party’s acreage in the participating area divided by the total participating acreage. Wells drilled outside the participating area may create an enlargement to the participating area and a revision of the Unit ownership entitlement. The Bureau of Land Management (“BLM”) must approve Unit participating area expansions. The effective date for Unit expansions is retroactive to the date the well creating the expansion was tested. WPC notified the Trust that the second quarter 2010 royalty distribution to the Trust was negatively impacted by approximately $807,000 for a unit expansion adjustment it processed during the period.
     The royalty income presented in the accompanying statements of distributable income is on an entitlement basis and reflects WPC’s estimated impact of the most recent BLM participating area approvals through June 30, 2010.
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
     Upon the termination of the Trust, the Trustee will use Best Efforts (as defined in the Trust Agreement) to sell any remaining Royalty Interests for cash pursuant to the procedures described in the Trust Agreement. The Trustee has retained Albrecht & Associates, Inc., an investment banking firm (the “Advisor”), on behalf of the Trust who has and will continue to assist the Trustee in selling the remaining Royalty Interests then owned by the Trust (the “Remaining Royalty Interests”). WPC had the right, but not the obligation, to make a cash offer to purchase all Remaining Royalty Interests following termination of the Trust as described in the following paragraph.
     WPC had the right, within 60 days following the Termination Date, to make a cash offer to purchase all of the Remaining Royalty Interests then held by the Trust. An offer was not made by WPC during this 60 day period. Under the terms of the Trust Agreement, the Trustee has used Best Efforts (as defined in the Trust Agreement), assisted by the Advisor to obtain offers for the Remaining Royalty Interests. At the end of a 120-day period following the Termination Date, the Trustee notified WPC of the highest offer (net of any commissions or other fees payable by the Trust), acceptable to the Trustee (which must be an all-cash offer), received during such period (the “Highest Acceptable Offer”). WPC then had the exclusive right, but not the obligation, to purchase all Remaining Royalty Interests for a cash purchase price equal to 105 percent of the Highest Acceptable Offer. WPC notified the Trustee that it will not be exercising its right to purchase all Remaining Royalty Interests pursuant to such provisions of the Trust Agreement.
     The Trustee is in the process of assisting with the due diligence process and negotiating the terms of a potential sale of the Remaining Royalty Interests, but no definitive agreement has been executed and no assurances can be made as to when or if such sale will occur or the ultimate net proceeds that will be derived therefrom.
     Because a definitive contract for sale of the Remaining Royalty Interests was not entered into prior to the 150th day following the Termination Date, the Trust and the Unitholders, and not the buyer of the Remaining Royalty Interests, will generally be entitled to net proceeds of production attributable to the Remaining Royalty Interests following the Termination Date and until a sale of the Remaining Royalty Interests (Note 2). Therefore, WPC will distribute to the Trust the net proceeds from production attributable to the Remaining Royalty Interests for this period. All proceeds of production following the Termination Date attributable to the Remaining Royalty Interests have been deposited into a non-interest bearing account until they are distributed in accordance with the Trust Agreement.
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
     The sale of the Remaining Royalty Interests following the termination of the Trust will be taxable events to the Unitholders for Federal income tax purposes. Generally, a Unitholder will realize gain or loss equal to the difference between the amount realized on the sale of the Remaining Royalty Interests upon termination of the Trust and his adjusted basis in such Units. Gain or loss realized by a Unitholder who is not a dealer with respect to such Units and who has a holding period for the Units of more than one year will be treated as long-term capital gain or loss except to the extent of any depletion recapture amount, which must be treated as ordinary income. State tax consequences may also result to Unitholders upon the termination of the Trust and the sale of the Remaining Royalty Interests. Each Unitholder should consult his own tax advisor regarding Trust tax compliance matters, including Federal and state tax implications concerning the sale of the Remaining Royalty Interests following the termination of the Trust (Note 3).
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
     Distributable income of the Trust generally consists of the excess of royalty income plus interest income over the general and administrative expenses of the Trust. Upon receipt by the Trust, royalty income is invested in short-term investments in accordance with the Trust Agreement until its subsequent distribution to Unitholders. Currently, funds are invested in Bank of America money market accounts which are backed by the good faith of Bank of America, N.A., but are not insured by the Federal Deposit Insurance Corporation (“FDIC”). The Trust does not lend money and has limited ability to borrow money, which the Trustee believes limits the Trust’s risk from the current tightening of credit markets. The Trust’s future royalty income, however, may be subject to risks relating to the creditworthiness of the operators of the Underlying Properties and WPX Gas Resources and other purchasers of the natural gas produced from the Underlying Properties, as well as risks associated with fluctuations in the price of natural gas. Additional risks are described in “Item 1A – Risk Factors” of the 2009 Annual Report.
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

Three Months and Six Months Ended June 30, 2010 Compared to Three Months and Six Months Ended June 30, 2009
     For the quarter ended June 30, 2010, royalty income received by the Trust amounted to $407,607 as compared to $931,608 received for the same quarter in 2009. Royalty income would have been $165,792 for the quarter ended June 30, 2009, if the Trust had not received an overpayment from WPC of $765,816. Production volumes are affected by changes in sales prices for natural gas produced and costs that are deducted in calculating the NPI Net Proceeds. Production related to the royalty income received by the Trust in the second quarter of 2010 was 462,627 MMBtu (exclusive of the impact of the retroactive unit expansion adjustment described below) as compared to 473,556 MMBtu for the second quarter 2009. Excluding the impact of WPC’s overpayment error in the second quarter of 2009, the increase in royalty income received is primarily resulting from significant increases in prices realized for the months of January and February 2010 compared with those in the prior year. These significant price increases were substantially offset by a retroactive unit expansion adjustment, which reduced royalty income in 2010 by approximately $807,000 and a reduction in proceeds related to the lack of inclusion of the production month of March 2010, which was received following the Termination Date. General and administrative expenses for the quarter ended June 30, 2010 were lower compared to the same quarter in 2009 due to the elimination of various on-going services as a result of the impending liquidation of the Trust.
     Royalty income for the six months ended June 30, 2010 was $1,172,185 as compared to $2,325,261 for the same period in 2009. Royalty income for the six month period ended June 30, 2009 would have been $1,559,445 if not for the overpayment by WPC. Production related to the royalty income received by the Trust for the six months ended June 30, 2010 was 1,002,835 MMBtu (exclusive of the impact of the retroactive unit expansion adjustment) as compared to 1,128,876 MMBtu for the six months ended June 30, 2009. Excluding the impact of WPC’s overpayment error in the second quarter of 2009, the decrease in royalty income received is primarily resulting from the $807,000 retroactive unit expansion adjustment, which reduced royalty income for the first half of 2010 partially offset by price increases between the comparative periods.
     General and administrative expenses for the six month period ended June 30, 2010 increased $62,172 or 10 percent compared to the same period in 2009 due to costs incurred related to the termination of the Trust.
     Because the Trust incurs administrative expenses throughout a quarter but receives its royalty income only once in a quarter, the Trustee established in the first quarter of 1993 a cash reserve for the payment of expenses and liabilities of the Trust. The Trustee thereafter has adjusted the amount of such reserve in certain quarters as required for the payment of the Trust’s expenses and liabilities, in accordance with the provisions of the Trust Agreement. The Trustee has maintained for the foreseeable future a cash reserve that will be reduced by Trust expenses in excess of royalty income. After receipt of royalty income in May 2010, the Trust withheld in cash and cash equivalents an additional $300,000 for anticipated general and administrative expenses, including expenses relating to the termination process, some of which had been incurred at June 30, 2010. As discussed in Note 2, because a definitive contract for sale of the Remaining Royalty Interests was not entered into prior to the 150th day following the

Termination Date, the Trust and the Unitholders, and not the buyers of the Remaining Royalty interests, are generally entitled to net proceeds of production attributable to the Remaining Royalty Interests following the Termination Date and until a sale of the Remaining Royalty Interests.
     Royalty income received by the Trust in a given calendar quarter will generally reflect the sum of (i) net proceeds from the sale of gas produced from the WI Properties during the preceding calendar quarter, plus (ii) cash received by WPC with respect to the Farmout Properties either (a) during the preceding calendar quarter or (b) if received in sufficient time to be paid to the Trust, in the month immediately following such calendar quarter. Accordingly, the royalty income included in distributable income for the quarter ended June 30, 2010, was based generally on production volumes as shown in the table below and natural gas prices for the months of January 2010 and February 2010 (Note 2). Due to delays associated with the receipt of income related to the Farmout Properties, the Trust’s royalty income for the second quarter of 2010 reflects estimated production volumes shown in the table below from the Farmout Properties for the months of December 2009 through February 2010. The production volumes included in the table below are for production attributable to net profits of the Underlying Properties, and not for production attributable to the Trust’s Royalty Interests.

	Three Months		Three Months
	Ended		Ended
	March 31, 2010		March 31, 2009
Production (MMBtu) (1)
WI Properties	494,670	(2)	517,461	(3)
Farmout Properties	188,621		216,729
Infill Properties	263,264		165,212

Blanco Hub Spot Price ($/MMBtu) (4)	$5.52		$3.54

Net Wellhead Price WI Properties ($/MMBtu) (4)	$2.80	(2)	$1.80	(5)

(1)	Million British Thermal Units.

(2)	Excludes the impact of the retroactive unit expansion adjustment described in Note 7.

(3)	Includes unfavorable retroactive adjustments of (38,339) MMBtu.

(4)	Simple average of estimates for the months included in the period presented.

(5)	Reflects a prior year overpayment by WPC of $765,816 which Williams has waived any right to recoup.
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
     The initial five-year term of the pricing provision (“Primary Term”) of the Gas Purchase Contract expired on December 31, 1997. Following the expiration of the Primary Term, the pricing provision continued to remain in effect for one or more consecutive additional one-year terms (each such term a “Contract Year”) unless and until WPX Gas Resources exercised its annual option, exercisable 15 days prior to the end of each Contract Year, to discontinue purchasing gas from WPC under the pricing provision of the Gas Purchase Contract and instead purchase gas at a monthly price equal to the index price of 97% of the Blanco Hub Spot Price. WPX did not exercise this option, and the pricing mechanism of the Primary Term continued to remain in effect through the expiration of the Gas Purchase Agreement on August 1, 2010. The terms for the purchase of natural gas produced from the WI Properties (except for certain small volumes related to the Farmout Properties, which were not affected by the Gas Purchase Contract expiration) subsequent to the expiration date are currently being negotiated.
     For the six months ended June 30, 2010, which is based on production volumes and natural gas prices through the March 1, 2010 Termination Date, the Blanco Hub Spot Price was above $2.00 per MMBtu, and therefore the applicable index price under the Gas Purchase Contract, which is equal to 97% of the Blanco Hub Spot Price, was above $1.94 per MMBtu through such period. In general, under the Gas Purchase Contract, the Trust only receives the benefit of 50 percent of any amount by which the applicable index price exceeds $1.94 per MMBtu. Consequently, pursuant to the terms of the Gas Purchase Contract, WPX Gas Resources paid WPC an amount for gas purchased equal to $1.94 per MMBtu, less the costs paid by WPX Gas Resources to gather and process such gas and deliver it to specified delivery points plus 50 percent of the excess of the applicable index price over $1.94 per MMBtu. The Blanco Hub Spot Price remained above $2.00 per MMBtu in July 2010.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     The only assets of and sources of income to the Trust are the Royalty Interests, which, prior to the termination of the Trust, generally entitled the Trust to receive a share of the net profits from natural gas production from the Underlying Properties. Consequently, the Trust’s financial results are significantly affected by fluctuations in natural gas prices and the Trust has commodity price risk exposure associated with the natural gas markets in the United States. The Trust does not engage in any hedging activities to manage its price risk associated with natural gas production from the Underlying Properties. The Royalty Interests do not entitle the Trust to control or influence the operation of the Underlying Properties or the sale of gas produced therefrom. Natural gas produced from the WI Properties, which comprises the majority of production attributable to the Royalty Interests, was sold by WPC pursuant to the terms of the Gas Purchase Contract which expired August 1, 2010. Although the Trust was not a party to the Gas Purchase Contract, the Gas Purchase Contract significantly impacted revenues to the Trust. Although the Gas Purchase Contract mitigated the risk to the Trust of low gas prices, it also limited the ability of the Trust to benefit from the effects of higher gas prices, particularly to the extent a balance existed in the Price Credit Account. See “Item 2 Properties — The Royalty Interests — Gas Purchase Contract” in the 2009 Annual Report for detailed information about the Gas Purchase Contract and its impact on the Trust and Unitholders.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     Not applicable.
Items 1A through 5.
     Not applicable.
Item 6. Exhibits.
     The exhibits listed below are filed as part of this report on Form 10-Q:

EXHIBIT
NUMBER	EXHIBIT
4.1—	Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of December 1, 1992, by and among Williams Production Company, The Williams Companies, Inc. and Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), as trustees (filed as Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.2—	First Amendment to the Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of December 15, 1992, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.2 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.3—	Second Amendment to the Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of January 12, 1993, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.3 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.4—	Net Profits Conveyance effective as of October 1, 1992, by and among Williams Production Company, The Williams Companies, Inc., and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), and Chemical Bank Delaware (filed as Exhibit 4.4 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.5—	Supplemental Net Profits Conveyance dated as of May 19, 2010 by and between Williams Production Company LLC and Bank of America, N.A. as successor Trustee of the Williams Coal Seam Gas Royalty Trust.

15.1 —	Letter regarding unaudited interim financial information dated August 16, 2010, from the independent Registered Public Accounting Firm which acknowledges awareness of the use in a registration statement of a report on unaudited interim financial information.

EXHIBIT
NUMBER	EXHIBIT
31.1 —	Certification by Ron E. Hooper, Senior Vice President and Administrator of Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated August 16, 2010, and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certificate by Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated August 16, 2010, and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS COAL SEAM GAS ROYALTY TRUST
By:	BANK OF AMERICA, N.A., Trustee

By:	/s/ RON E. HOOPER
Ron E. Hooper
Senior Vice President and Administrator

(The Trust has no directors or executive officers.)
Date: August 16, 2010

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT
4.1—	Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of December 1, 1992, by and among Williams Production Company, The Williams Companies, Inc. and Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), as trustees (filed as Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.2—	First Amendment to the Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of December 15, 1992, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.2 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.3—	Second Amendment to the Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of January 12, 1993, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.3 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.4—	Net Profits Conveyance effective as of October 1, 1992, by and among Williams Production Company, The Williams Companies, Inc., and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), and Chemical Bank Delaware (filed as Exhibit 4.4 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.5 —	Supplemental Net Profits Conveyance dated as of May 19, 2010 by and between Williams Production Company LLC and Bank of America, N.A. as successor Trustee of the Williams Coal Seam Gas Royalty Trust.

EXHIBIT NUMBER	EXHIBIT
15.1 —	Letter regarding unaudited interim financial information dated August 16, 2010, from the independent Registered Public Accounting Firm which acknowledges awareness of the use in a registration statement of a report on unaudited interim financial information.

31.1 —	Certification by Ron E. Hooper, Senior Vice President and Administrator of Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated August 16, 2010, and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certificate by Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated August 16, 2010, and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).