Form 10-Q
period 2010-09-30
WILLIAMS COAL SEAM GAS ROYALTY TRUST
filed 2010-11-17
CIK 895007

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Number of units of beneficial interest outstanding at November 15, 2010: 9,700,000

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Item 4. Controls and Procedures
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 1A. Risk Factors
Items 2 through 5
Item 6. Exhibits
SIGNATURES
INDEX TO EXHIBITS
EX-3.2
EX-4.6
EX-10.10
EX-15.1
EX-31.1
EX-32.1

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
     The financial statements included herein have been prepared by Bank of America, N.A., as Trustee (the “Trustee”) of Williams Coal Seam Gas Royalty Trust (the “Trust”), pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements have been condensed or omitted pursuant to such rules and regulations, although the Trustee believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements and notes thereto be read in conjunction with the financial statements and notes thereto included in the Trust’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Annual Report”). The December 31, 2009 balance sheet is derived from the audited balance sheet of that date. In the opinion of the Trustee, all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the assets, liabilities and trust corpus of the Trust as of September 30, 2010, the distributable income for the three-month and nine-month periods ended September 30, 2010 and 2009, and the changes in trust corpus for the nine-month periods ended September 30, 2010 and 2009, have been included. The distributable income for such interim periods is not necessarily indicative of the distributable income for the full year.
     The financial statements as of September 30, 2010, and for the three-month and nine-month periods ended September 30, 2010 and 2009 included herein have been reviewed by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report appearing herein.

Report of Independent Registered Public Accounting Firm
The Trustee
Williams Coal Seam Gas Royalty Trust
We have reviewed the condensed statement of assets, liabilities and trust corpus of the Williams Coal Seam Gas Royalty Trust as of September 30, 2010, and the related condensed statements of distributable income for the three-month and nine-month periods ended September 30, 2010 and 2009, and the condensed statements of changes in trust corpus for the nine-month periods ended September 30, 2010 and 2009. These financial statements are the responsibility of the Trustee’s management.
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
/s/ Ernst & Young LLP
Tulsa, Oklahoma
November 17, 2010

WILLIAMS COAL SEAM GAS ROYALTY TRUST
CONDENSED STATEMENTS OF ASSETS, LIABILITIES AND TRUST CORPUS (UNAUDITED)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets — cash and cash equivalents	$148,199	$52,195
Royalty interests in oil and gas properties (less accumulated amortization of $135,534,569 at September 30, 2010 and $134,091,719 at December 31, 2009) (Note 2)	3,032,095	4,474,945

TOTAL ASSETS	$3,180,294	$4,527,140

LIABILITIES AND TRUST CORPUS

Current Liabilities:
Accounts payable	$29,739	$116,341

Trust corpus — 9,700,000 units of beneficial interest authorized and outstanding (Note 2)	3,150,555	4,410,799

TOTAL LIABILITIES AND TRUST CORPUS	$3,180,294	$4,527,140

The accompanying notes are an integral part of these financial statements. See accountants’ review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	THREE MONTHS	THREE MONTHS
	ENDED	ENDED
	September 30, 2010	September 30, 2009
Royalty income (Notes 2, 4 and 6)	$1,483,027	$77,767
Interest income	206	42

Total	1,483,233	77,809

General and administrative expenses (Note 4)	(217,014)	(182,005)

Distributable income (expenses in excess of income)	$1,266,219	$(104,196)

Distributable income per unit (9,700,000 units) (Note 2)	$0.13	$(.01)

The accompanying notes are an integral part of these financial statements. See accountants’ review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST
CONDENSED STATEMENTS OF DISTRIBUTABLE INCOME (UNAUDITED)

	NINE MONTHS	NINE MONTHS
	ENDED	ENDED
	September 30, 2010	September 30, 2009
Royalty income (Notes 2, 4 and 6)	$2,655,212	$2,403,029
Interest income	323	841

Total	2,655,535	2,403,870

General and administrative expenses (Note 4)	(917,553)	(820,886)

Distributable income	$1,737,982	$1,582,984

Distributable income per unit (9,700,000 units) (Note 2)	$0.18	$0.16

The accompanying notes are an integral part of these financial statements. See accountants’ review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST
CONDENSED STATEMENTS OF CHANGES IN TRUST CORPUS (UNAUDITED)

	NINE MONTHS	NINE MONTHS
	ENDED	ENDED
	September 30, 2010	September 30, 2009
Trust corpus, beginning of period	$4,410,799	$5,592,220

Amortization of royalty interests (Note 2)	(1,442,850)	(736,649)

Distributable income	1,737,982	1,582,984
Distributions to Unitholders (Note 5)	(1,555,376)	(1,736,104)

Trust corpus, end of period	$3,150,555	$4,702,451

Distributions per unit (9,700,000 units) (Note 5)	$0.16	$0.18

The accompanying notes are an integral part of these financial statements. See accountants’ review report.

WILLIAMS COAL SEAM GAS ROYALTY TRUST
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
1. TRUST ORGANIZATION AND PROVISIONS
     Williams Coal Seam Gas Royalty Trust (the “Trust”) was formed as a Delaware business trust pursuant to the terms of the Trust Agreement of Williams Coal Seam Gas Royalty Trust (as amended, the “Trust Agreement”) entered into effective as of December 1, 1992, by and among Williams Production Company, a Delaware corporation (“WPC”), as trustor; The Williams Companies, Inc., a Delaware corporation (“Williams”), as sponsor; Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), a national banking association (the “Trustee”); and BNY Mellon Trust of Delaware (as successor to Chemical Bank Delaware), a Delaware banking corporation (the “Delaware Trustee”) (the “Trustee” and the “Delaware Trustee” are sometimes referred to collectively as the “Trustees”). The Trustees are independent financial institutions. In 2007 the Bank of America private wealth management group officially became known as “U.S. Trust, Bank of America Private Wealth Management.” The legal entity that serves as Trustee of the Trust did not change, and references in this report on Form 10-Q to U.S. Trust, Bank of America Private Wealth Management shall describe the legal entity Bank of America, N.A.
     The Trust was formed to acquire and hold certain net profits interests (the “Royalty Interests”) in proved natural gas properties located in the San Juan Basin of New Mexico and Colorado (the “Underlying Properties”) owned by WPC. The Trust was initially created effective as of December 1, 1992, with a $100 contribution by WPC. On January 21, 1993, the Royalty Interests were conveyed to the Trust by WPC pursuant to the Net Profits Conveyance (the “Conveyance”) entered into effective as of October 1, 1992, by and among WPC, Williams, the Trustee and the Delaware Trustee, in consideration for all the 9,700,000 authorized units of beneficial interest in the Trust (“Units”). WPC transferred its Units by dividend to its parent, Williams, which sold an aggregate of 5,980,000 Units to the public through various underwriters in January and February 1993 (the “Public Offering”). Subsequently, Williams sold to the public an additional 151,209 Units. During the second quarter of 1995, Williams transferred its remaining Units to Williams Holdings of Delaware, Inc. (“WHD”), a separate holding company for Williams’ non-regulated businesses. Effective July 31, 1999, WHD was merged into Williams, and by operation of the merger, Williams assumed all assets, liabilities and obligations of WHD, including without limitation, ownership of WHD’s Units. Effective August 11, 2000, Williams sold its Units to Quatro Finale IV LLC, a Delaware limited liability company (“QFIV”), in a privately negotiated transaction. Williams retained the voting rights and retained a “call” option on the transferred Units, and QFIV was granted a “put” option on the Units. Through a series of exercises of its call option, Williams reacquired an aggregate of 3,568,791 Units from December 2001 through June 2003. Williams has informed the Trustee that it has subsequently sold 2,779,500 of these Units through November 1, 2010 and owned a remaining 789,291 Units as of such date.

     Effective May 1, 1997, WPC sold the Underlying Properties subject to and burdened by the Royalty Interests to Quatro Finale LLC, an unaffiliated Delaware limited liability company. Ownership of the Underlying Properties reverted back to WPC effective February 1, 2001, pursuant to the terms of the May 1, 1997 transaction. Pursuant to a Purchase and Sale Agreement dated March 14, 2001 (the “2001 Transaction Agreement”), and effective March 1, 2001, WPC sold the Underlying Properties subject to and burdened by the Royalty Interests to Quatro Finale V LLC, an unaffiliated Delaware limited liability company. The sale of the Underlying Properties was expressly permitted under the Trust Agreement. Effective January 1, 2003, ownership of the Underlying Properties once again reverted back to WPC after it exercised its right to repurchase interests in the Underlying Properties from Quatro Finale V LLC pursuant to the 2001 Transaction Agreement. Unless otherwise dictated by context, references herein to WPC with respect to the ownership of the Underlying Properties for any period from May 1, 1997 through February 1, 2001, and for the period from March 1, 2001 through December 31, 2002, shall be deemed to refer to Quatro Finale.
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
     Prior to the sale of the Trust’s assets described in Note 2 below, the only assets of the Trust, other than cash and cash equivalents being held for the payment of expenses and liabilities and for distribution to Unitholders, were the Royalty Interests. The Royalty Interests consisted primarily of a net profits interest (the “NPI”) in the Underlying Properties. The NPI generally entitled the Trust to receive 60 percent of the NPI Net Proceeds, as defined below, attributable to (i) gas produced and sold from WPC’s net revenue interests (working interests less lease burdens) in the properties in which WPC has a working interest (the “WI Properties”) and (ii) the revenue stream received by WPC attributable to its 35 percent net profits interest in 5,348 gross acres in La Plata County, Colorado (the “Farmout Properties”). “NPI Net Proceeds” consists generally of the aggregate proceeds attributable to WPC’s net revenue interest, based on the sale at the wellhead of gas produced from the WI Properties and the revenue stream received by WPC from its 35 percent net profits interest in the Farmout Properties, less certain taxes and costs.
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
     On October 15, 2002, the New Mexico Oil and Gas Commission (NMOCD) revised the field rules for the Basin Fruitland Coal (Gas) Pool to allow optional second (infill) wells on the standard 320 acre spacing unit in certain designated areas of the pool (the non-fairway wells). On July 17, 2003, the NMOCD further modified the field rules for the Basin Fruitland Coal (Gas) Pool to allow these infill wells on the standard 320 acre spacing unit in all areas of the pool. The WI Properties contain 442 infill locations designated as proved locations according to U.S. Securities and Exchange Commission (“SEC”) guidelines. As of September 30, 2010, all of these infill locations represent proved developed producing reserves, while there are no economical proved undeveloped locations.
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
2. BASIS OF ACCOUNTING
     The Trust terminated effective March 1, 2010 (the “Termination Date”), pursuant to the terms of the Trust Agreement. Accordingly, there exists substantial doubt about the Trust’s ability to continue as a going concern. Cancellation of the Trust will occur following the Termination Date when the net proceeds from the sale of the Trust’s assets have been distributed to holders of Units in the Trust (“Unitholders”).
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
     Following termination of the Trust, the Trustee will continue to act as Trustee of the Trust until the net proceeds from the sale of the Trust’s assets have been distributed to Unitholders.
     The Trust retained Albrecht & Associates, Inc., an investment banking firm (the “Advisor”), on behalf of the Trust who assisted the Trustee in selling the remaining Royalty Interests owned by the Trust (the “Remaining Royalty Interests”). WPC had the right, but not the obligation, to make a cash offer to purchase all the Remaining Royalty Interests following termination of the Trust as described in the following paragraph.

     WPC had the right, within 60 days of the Termination Date, to make a cash offer to purchase all of the Remaining Royalty Interests then held by the Trust. An offer was not made by WPC during this 60 day period. Under the terms of the Trust Agreement, the Trustee used Best Efforts (as defined in the Trust Agreement), assisted by the Advisor to obtain offers for the Remaining Royalty Interests. At the end of a 120-day period following the Termination Date, the Trustee notified WPC of the highest offer (net of any commissions or other fees payable by the Trust), acceptable to the Trustee (which must be an all-cash offer), received during such period (the “Highest Acceptable Offer”). WPC then had the exclusive right, but not the obligation, to purchase all Remaining Royalty Interests for a cash purchase price equal to 105 percent of the Highest Acceptable Offer. WPC had originally notified the Trustee that it would not be exercising its right to purchase all Remaining Royalty Interests pursuant to such provision of the Trust Agreement with respect to the Highest Acceptable Offer; however, during contractual negotiations with the bidder providing the Highest Acceptable Offer, the bidder requested certain revisions to its offer. As a result, the Trustee directed the Advisor to request updated bids from previous bidders to confirm which offer continued to be the Highest Acceptable Offer. Following receipt of updated bids and the re-determination of the Highest Acceptable Offer, WPC exercised its right under the Trust Agreement to purchase all Remaining Royalty Interests with respect to the re-determined Highest Acceptable Offer. WPC purchased the Remaining Royalty Interests for a cash purchase price of $23.1 million which was equal to 105 percent of the re-determined Highest Acceptable Offer. The effective date of the sale of the Remaining Royalty Interests was September 1, 2010 and the sale closed on October 27, 2010. See Note 4.
     Because a definitive contract for sale of the Remaining Royalty Interests was not entered into prior to the 150th day following the Termination Date, according to the Trust Agreement, all net proceeds of production attributable to the Remaining Royalty Interests following the Termination Date and before the September 1, 2010 effective date of the sale of the Trust’s assets will be distributed to the Unitholders. All proceeds of production following the Termination Date attributable to the Remaining Royalty Interests were deposited into a non-interest bearing account until distributed in accordance with the Trust Agreement.
     After receipt of royalty income in May 2010, the Trust withheld in cash and cash equivalents $300,000 for anticipated general and administrative expenses, including expenses relating to this termination process some of which have been incurred through September 30, 2010. The Trustee intends to withhold an additional $700,000 from the distribution to be made in November 2010.
     The financial statements of the Trust are prepared on a modified cash basis and are not intended to present financial position and results of operations in conformity with United States Generally Accepted Accounting Principles (“GAAP”). The financial statements do not include any adjustments that might result from execution of the plan for termination or liquidation of the Trust’s assets, with the exception of the portion of the expenses of the liquidation or termination that have been incurred to date. Preparation of the Trust’s financial statements on the modified cash basis on a going concern basis includes the following:

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
     Prior to determining the gain or loss resulting from the sale of the Remaining Royalty Interests, each Unitholder should reduce his tax basis (but not below zero) in the Remaining Royalty Interests (and, correspondingly, his Units) by (1) the amount of depletion allowable with respect to the Remaining Royalty Interests through the date of the cancellation, and (2) by the amount of any return of capital, including returns of capital resulting from a reduction to the cash reserve maintained by the Trust during a quarterly period.
     Assuming a Unitholder holds his or her Units as a capital asset, gain or loss from the sale of the Remaining Royalty Interests will be treated as a capital gain or loss. If the Units have been held for more than one year, the gain or loss will constitute a long-term capital gain or loss; otherwise, the gain or loss will constitute a short-term capital gain or loss. Notwithstanding the foregoing, a Unitholder must treat as ordinary income his or her depletion recapture amount, which is an amount equal to the lesser of (i) the gain on the sale of the Remaining Royalty Interests or (ii) the sum of the prior depletion deductions taken with respect to the Remaining Royalty Interests (but not in excess of the initial basis of such Units allocated to the Remaining Royalty Interests).
     The Trust Agreement provides that any purchaser of the Remaining Royalty Interests, regardless of the date of closing of the purchase, shall generally be entitled to net proceeds of production attributable to the Remaining Royalty Interests after the Termination Date and until a sale of the Remaining Royalty Interests and neither the Trust nor the Unitholders shall be entitled to any such proceeds (the “Purchaser Allocation Proceeds”). However, because a definitive agreement for sale of all the Remaining Royalty Interests was not entered into prior to the 150th day following the Termination Date, the Purchaser Allocation Proceeds, and all amounts thereafter payable to the Trust until the September 1, 2010 effective date of the sale of the Remaining Royalty Interests, will be distributed instead to the Unitholders in accordance with the provisions of the Trust Agreement.
     The proceeds from the sale of the Remaining Royalty Interests, less liabilities and expenses of the Trust and amounts used for cash reserves, will be distributed, together with any interest expected to be earned thereon, to Unitholders of record on the record date established for such distribution. See Note 6.
     The sale of the Remaining Royalty Interests may be a taxable event to the Unitholders for state tax purposes. Unitholders should consult their own tax advisors regarding the state tax consequences of the sale of the Remaining Royalty Interests following the termination of the Trust.
     Each Unitholder should consult his tax advisor regarding Trust tax compliance matters, including tax consequences resulting from the termination of the Trust on the Termination Date and the sale of the Remaining Royalty Interests.
4. RELATED PARTY TRANSACTIONS
     On October 27, 210, the Trust entered into a Purchase and Sale Agreement with WPC pursuant to which it sold the Royalty Interests of the Trust to WPC for a cash purchase price of $23,100,000. Pursuant to the Purchase and Sale Agreement, the effective date of the sale of assets was September 1, 2010. The closing of the sale occurred simultaneously with the execution of the agreement.
     Williams provides accounting, bookkeeping and informational services to the Trust in accordance with an Administrative Services Agreement effective December 1, 1992. The fee is $50,000 per quarter, escalating 3 percent each October 1 commencing October 1, 1993. For the three and nine month periods ended September 30, 2010, the administration fee included in general and administrative expenses was $82,642 and $247,927, respectively, as compared to $80,235 and $240,706 for the comparable period in 2009. Substantially all production from the WI Properties is sold to a Williams’ subsidiary. Additionally, all royalty income is received from Williams.
     The interests of Williams and its affiliates and the interests of the Trust and the Unitholders with respect to the Underlying Properties could at times be different. As a working interest owner in the WI Properties, WPC could have had interests that conflict with the interests of the Trust and Unitholders. For example, such conflicts could have been due to a number of factors including, but not limited to, future budgetary considerations and the absence of any contractual obligation on the part of WPC to spend for development of the WI Properties, except as noted herein. Such decisions may have had the effect of changing the amount or timing of distributions to Unitholders. WPC’s interests may have also conflicted with those of the Trust and Unitholders in the purchase or sale of the Remaining Royalty Interests. Williams’ interest could have conflicted with those of the Trust and Unitholders to the extent the interests of WPX Gas Resources (hereinafter defined), under the Gas Purchase Contract, or Williams Field Services Company and WPX Gas Resources, under the Gas Gathering Contract, differed from the interests of the Trust and the Unitholders or a potential purchaser of any Remaining Royalty Interests. Except for amendments to the Gas Gathering Contract or Gas Purchase Contract that must be approved by the vote of a majority of the Unitholders present at a meeting at which a quorum is present if such amendment would materially adversely affect Trust revenues, no mechanism or procedure was included to resolve potential conflicts of interest between the Trust, Williams, WPC or their affiliates.
     During 2009 WPC notified the Trust that royalty income for the second quarter 2009 included an overpayment of approximately $766,000. In connection with assisting with the due diligence process for the potential sale of the Remaining Royalty Interests, WPC notified the Trust of the discovery of certain errors related to the accounting for the Underlying Properties that had impacted royalty income receipts of the Trust over the course of the last five years. WPC informed the Trust that the net effect of these errors is a cumulative overpayment to the Trust of approximately $1,067,000. Williams waived any right to seek recoupment of the amounts of these overpayments or reduce any future payments of royalty income to the Trust by the amounts of these overpayments.
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
     Because a definitive contract for the sale of the Remaining Royalty Interests was not entered into prior to the 150th day following the Termination Date, the Trust and the Unitholders, and not WPC, as the buyer of the Remaining Royalty Interests, are generally entitled to net proceeds of production attributable to the Remaining Royalty Interests following the Termination Date and until the September 1, 2010 effective date of the sale of the Remaining Royalty Interests (Note 2).
6. SUBSEQUENT EVENTS
     Subsequent to September 30, 2010, the Trust sold the assets of the Trust in connection with the termination of the Trust, resulting in a special liquidating distribution. See Notes 2 and 4.
     Subsequent to September 30, 2010, the Trust declared the following distributions:

Type of	Record	Payment	Distribution
Distribution	Date	Date	per Unit
Quarterly Distribution	November 15, 2010	November 29, 2010	$.034323

Special Liquidating Distribution	November 15, 2010	November 29, 2010	$2.381443

     The quarterly distribution per unit was $.034323 attributable to production for the months of July and August, 2010 (payable in the fourth quarter of 2010) as compared to a $.132276 distribution attributable to the second quarter of 2010 (production for the months of March through June 2010). The decrease in distributions is mainly the result of including only the two months of production preceding September 1, 2010 in the royalty income received during the fourth quarter of 2010 as discussed in Note 2. The Trustee intends to withhold an additional $700,000 from the distribution to be made in November 2010.
     The special liquidating distribution represents the proceeds from the sale of the Remaining Royalty Interests to WPC for a cash purchase price of $23,100,000, to Unitholders of record on November 15, 2010, the record date established for such distribution. The record date was also the date the Trust’s Unit transfer books were closed and the New York Stock Exchange suspended trading of the Units at the close of business on such date. To the extent that the cash reserve exceeds the actual liabilities and expenses of the Trust, the Trustee will make one or more distributions to Unitholders of record as of November 15, 2010. No assurances can be given as to the amount, or timing, of distributions, if any, to Unitholders of the Trust, as such amount, if any, and timing depend in part on the amount of liabilities and expenses ultimately payable by the Trust and when such liabilities and expenses become payable.
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
     Following termination, the Trustee and the Delaware Trustee will continue to act as trustees of the Trust until the net proceeds from the sale of the Trust’s assets are distributed to Unitholders.
     Upon the termination of the Trust, the Trustee used Best Efforts (as defined in the Trust Agreement) to sell the remaining Royalty Interests for cash pursuant to the procedures described in the Trust Agreement. The Trustee retained Albrecht & Associates, Inc., an investment banking firm (the “Advisor”), on behalf of the Trust who assisted the Trustee in selling the remaining Royalty Interests then owned by the Trust (the “Remaining Royalty Interests”). WPC had the right, but not the obligation to make a cash offer, to purchase all Remaining Royalty Interests following termination of the Trust as described in the following paragraph.

     WPC had the right, within 60 days of the Termination Date, to make a cash offer to purchase all of the Remaining Royalty Interests then held by the Trust. An offer was not made by WPC during this 60 day period. Under the terms of the Trust Agreement, the Trustee used Best Efforts (as defined in the Trust Agreement), assisted by the Advisor to obtain offers for the Remaining Royalty Interests. At the end of a 120-day period following the Termination Date, the Trustee notified WPC of the highest offer (net of any commissions or other fees payable by the Trust), acceptable to the Trustee (which must be an all-cash offer), received during such period (the “Highest Acceptable Offer”). WPC then had the exclusive right, but not the obligation, to purchase all Remaining Royalty Interests for a cash purchase price equal to 105 percent of the Highest Acceptable Offer. WPC had originally notified the Trustee that it would not be exercising its right to purchase all Remaining Royalty Interests pursuant to such provision of the Trust Agreement with respect to the Highest Acceptable Offer; however, during contractual negotiations with the bidder providing the Highest Acceptable Offer, the bidder requested certain revisions to its offer. As a result, the Trustee directed the Advisor to request updated bids from previous bidders to confirm which offer continued to be the Highest Acceptable Offer. Following receipt of updated bids and the re-determination of the Highest Acceptable Offer, WPC exercised its right under the Trust Agreement to purchase all Remaining Royalty Interests with respect to the re-determined Highest Acceptable Offer. WPC purchased the Remaining Royalty Interests for a cash purchase price of $23.1 million which was equal to 105 percent of the re-determined Highest Acceptable Offer. The effective date of the sale of the Remaining Royalty Interests was September 1, 2010 and the sale closed on October 27, 2010. See Note 4.
     Because a definitive contract for sale of the Remaining Royalty Interests was not entered into prior to the 150th day following the Termination Date, the Trust and the Unitholders, and not the buyer of the Remaining Royalty Interests, are generally entitled to net proceeds of production attributable to the Remaining Royalty Interests following the Termination Date and before the September 1, 2010 effective date of the sale of the Trust’s assets (Note 2). Therefore, WPC will distribute to the Trust the net proceeds from production attributable to the Remaining Royalty Interests for this period. All proceeds of production following the Termination Date attributable to the Remaining Royalty Interests were deposited into a non-interest bearing account until distributed in accordance with the Trust Agreement.
     On November 5, 2010, the Trustee announced a special liquidating distribution per Unit of $2.381443. This special liquidating distribution represents the proceeds from the sale of the Remaining Royalty Interests to WPC for a cash purchase price of $23,100,000, to Unitholders of record on November 15, 2010, the record date established for such distribution. The record date was also the date the Trust’s Unit transfer books were closed and the New York Stock Exchange suspended trading at the close of business on such date. To the extent that the cash reserve exceeds the actual liabilities and expenses of the Trust, the Trustee will make one or more distributions to Unitholders of record as of November 15, 2010. No assurances can be given as to the amount, or timing, of distributions, if any, to Unitholders of the Trust, as such amount, if any, and timing depend in part on the amount of liabilities owed and expenses ultimately payable by the Trust and when such liabilities and expenses become payable.

     The sale of the Remaining Royalty Interests following the termination of the Trust will be a taxable event to the Unitholders for Federal income tax purposes. Generally, a Unitholder will realize gain or loss equal to the difference between the amount realized on the sale of the Remaining Royalty Interests and his adjusted basis in such Units. Gain or loss realized by a Unitholder who is not a dealer with respect to such Units and who has a holding period for the Units of more than one year will be treated as long-term capital gain or loss except to the extent of any depletion recapture amount, which must be treated as ordinary income. State tax consequences may also result to Unitholders and the sale of the Remaining Royalty Interests. Each Unitholder should consult his own tax advisor regarding Trust tax compliance matters, including Federal and state tax implications concerning the sale of the Remaining Royalty Interests (Note 3).
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
     Distributable income of the Trust generally consists of the excess of royalty income plus interest income over the general and administrative expenses of the Trust. Upon receipt by the Trust, royalty income was invested in short-term investments in accordance with the Trust Agreement until its subsequent distribution to Unitholders. Currently, funds awaiting distribution are invested in Bank of America money market accounts which are backed by the good faith of Bank of America, N.A., but are not insured by the Federal Deposit Insurance Corporation (“FDIC”). The Trust does not lend money and has limited ability to borrow money, which the Trustee believes limits the Trust’s risk from the current tightening of credit markets.
     The amount of distributable income of the Trust for any quarter may have differed from the amount of cash available for distribution to Unitholders in such quarter due to differences in the treatment of the expenses of the Trust in the determination of those amounts. The financial statements of the Trust are prepared on a modified cash basis pursuant to which general and administrative expenses of the Trust are recognized when incurred whereas royalty income is recognized when received. Consequently, the reported distributable income of the Trust for any quarter is determined by deducting from the income received by the Trust the amount of expenses incurred by the Trust during such quarter. The amount of cash available for distribution to Unitholders, however, is determined in accordance with the provisions of the Trust Agreement and reflects the deduction from the income actually received by the Trust of the amount of expenses actually paid or accrued by the Trust and adjustments for changes in reserves for unpaid liabilities. See Notes 5 and 6 to the financial statements of the Trust appearing elsewhere in this report on Form 10-Q for additional information regarding the determination of the amount of cash available for distribution to Unitholders.

Three Months and Nine Months Ended September 30, 2010 Compared to Three Months and Nine Months Ended September 30, 2009
     For the quarter ended September 30, 2010, royalty income received by the Trust amounted to $1,483,027 as compared to $77,767 received for the same quarter in 2009. The increase in royalty income is due to higher natural gas prices and due to receiving four months of production in the 2010 period (versus normally receiving 3 months of production), favorably impacting the gross proceeds (before royalties, taxes, and operating expenses, which are included in royalty income) earned by the properties. For the 2009 period, royalty income was near break-even as gross proceeds were only slightly higher than the expenses included in royalty income, due to the relatively steady level of operating expenses, which are not impacted by changes in natural gas prices. Production volumes are affected by changes in sales prices for natural gas produced and costs that are deducted in calculating the NPI Net Proceeds. Production related to the royalty income received by the Trust in the third quarter of 2010 was 827,563 MMBtu as compared to 153,226 MMBtu for the same quarter in 2009.
     Royalty income for the nine months ended September 30, 2010 was $2,655,212 as compared to $2,403,029 for the same period in 2009. Royalty income for the nine month period ended September 30, 2009 would have been $1,637,213 if the Trust had not received an overpayment from WPC of $765,816. Williams informed the Trust that it waived any right to seek repayment of such amount. Production related to the royalty income received by the Trust for the nine months ended September 30, 2010 was 1,830,398 MMBtu as compared to 1,282,103 MMBtu for the nine months ended September 30, 2009. The increase in royalty income is attributable to higher gas prices.
     General and administrative expenses for the nine month period ended September 30, 2010, increased $96,667 or 11 percent compared to the same period in 2009 due to costs incurred related to the termination of the Trust.
     Because the Trust incurs administrative expenses throughout a quarter but receives its royalty income only once in a quarter, the Trustee established in the first quarter of 1993 a cash reserve for the payment of expenses and liabilities of the Trust. The Trustee thereafter has adjusted the amount of such reserve in certain quarters as required for the payment of the Trust’s expenses and liabilities, in accordance with the provisions of the Trust Agreement. The Trustee will maintain a cash reserve for the payment of Trust expenses in connection with the winding down of the Trust. To the extent that the cash reserve exceeds the actual liabilities and expenses of the Trust, the Trustee will make one or more distributions to Unitholders of record as of November 15, 2010. No assurances can be given as to the amount, or timing, of distributions, if any, to Unitholders of the Trust, as such amount, if any, and timing depend in part on the amount of liabilities owed and expenses ultimately payable by the Trust and when such liabilities and expenses become payable.
     Royalty income received by the Trust in a given calendar quarter will generally reflect the sum of (i) net proceeds from the sale of gas produced from the WI Properties during the preceding calendar quarter, plus (ii) cash received by WPC with respect to the Farmout Properties either (a) during the preceding calendar quarter or (b) if received in sufficient time to be paid to the Trust, in the month immediately following such calendar quarter. Accordingly, the royalty income included in distributable income for the quarter ended September 30, 2010, was based generally on production volumes as shown in the table below and natural gas prices for the months of March 2010 through June 2010 (Note 2). Due to delays associated with the receipt of income related to the Farmout Properties, the Trust's royalty income for the third quarter of 2010 reflects estimated production volumes shown in the table below from the Farmout Properties for the months of March 2010 through May 2010. The production volumes included in the table below are for production attributable to net profits of the Underlying Properties, and not for production attributable to the Trust’s Royalty Interests.

	Three Months	Three Months
	Ended	Ended
	June 30, 2010	June 30, 2009
Production (MMBtu) (1)
WI Properties	985,514	13,813	(2)
Farmout Properties	195,085	238,672
Infill Properties	596,018	$8,676	(4)

Blanco Hub Spot Price ($/MMBtu) (3)	$3.98	$2.59

Net Wellhead Price WI Properties ($/MMBtu) (3)	$1.95	$ . 76

(1)	Million British Thermal Units.

(2)	The WI Properties realized a net deficit from the Net Profits Interest for the three month period ended June 30, 2009; therefore, no production quantities related to that period are presented. The production quantity above is comprised entirely of favorable retroactive adjustments of 13,813 MMBtu.

(3)	Simple average of estimates for the months included in the period presented.

(4)	There was no distribution from the Infill Properties for the three month period ended June 30, 2009 as described in Note 1 to the financial statements of the Trust. The production quantity above reflects favorable retroactive adjustments of 8,676 MMBtu.
     Production from the WI Properties is generally sold by WPC to WPX Gas Resources pursuant to the Gas Purchase Contract that, prior to terminating on August 1, 2010, provided certain protections for WPC and Unitholders by providing that WPX Gas Resources would purchase gas from WPC at a minimum purchase price of $1.70 even when the applicable index price (which is equal to 97% of the Blanco Hub Spot Price) fell below $1.70 per MMBtu, provided that WPX Gas Resources was entitled to accrue price credits in the amount of any excess of the minimum price so paid over the applicable index price. When the applicable index price exceeded $1.70 per MMBtu, WPX Gas Resources was entitled to recoup any price credits previously accrued. When the applicable index price was greater than $1.94 per MMBtu, the Gas Purchase Contract protected and benefited WPX Gas Resources by allowing it to purchase gas from WPC at a contract price equal to $1.94 per MMBtu plus only 50 percent of the difference between the applicable index price and $1.94 per MMBtu. The Gas Purchase Contract also provided that the price paid for gas by WPX Gas Resources was reduced by the amount of gathering, processing and certain other costs paid by WPX Gas Resources. See “Item 2 Properties — The Royalty Interests — Gas Purchase Contract” in the 2009 Annual Report for detailed information about the Gas Purchase Contract and its impact on Trust income.
     The initial five-year term of the pricing provision (“Primary Term”) of the Gas Purchase Contract expired on December 31, 1997. Following the expiration of the Primary Term, the pricing provision continued to remain in effect for one or more consecutive additional one-year terms (each such term a “Contract Year”) unless and until WPX Gas Resources exercised its annual option, exercisable 15 days prior to the end of each Contract Year, to discontinue purchasing gas from WPC under the pricing provision of the Gas Purchase Contract and instead purchase gas at a monthly price equal to the index price of 97% of the Blanco Hub Spot Price. WPX did not exercise this option, and the pricing mechanism of the Primary Term continued to remain in effect through the expiration of the Gas Purchase Agreement on August 1, 2010. The terms for the purchase of natural gas produced from the WI Properties (except for certain small volumes related to the Farmout Properties, which were not affected by the Gas Purchase Contract expiration) from the expiration date through the September 1, 2010 effective date of the sale of the Trust’s assets were governed by a new Gas Purchase Agreement dated effective as of August 1, 2010, which provides for an index price equal to 97% of the posted index price published in Inside FERC’s Gas Market Report for “El Paso Natural Gas Company, San Juan.”
     For the nine months ended September 30, 2010, which is based on production volumes and natural gas prices through the August 1, 2010 expiration date of the Gas Purchase Agreement, the Blanco Hub Spot Price was above $2.00 per MMBtu, and therefore the applicable index price under the Gas Purchase Contract, which is equal to 97% of the Blanco Hub Spot Price, was above $1.94 per MMBtu through such period. In general, under the Gas Purchase Contract, the Trust only receives the benefit of 50 percent of any amount by which the applicable index price exceeds $1.94 per MMBtu. Consequently, pursuant to the terms of the Gas Purchase Contract, WPX Gas Resources paid WPC an amount for gas purchased equal to $1.94 per MMBtu, less the costs paid by WPX Gas Resources to gather and process such gas and deliver it to specified delivery points plus 50 percent of the excess of the applicable index price over $1.94 per MMBtu.
     The information in this report on Form 10-Q concerning production and prices relating to the Underlying Properties is based on information prepared and furnished by WPC to the Trustee. The Trustee has no control over and no responsibility relating to the operation of the Underlying Properties.
Forward-Looking Statements
     This report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbor created thereby. All statements other than statements of historical fact included in this report on Form 10-Q, including, without limitation, statements contained in this “Trustee’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Trust’s financial position and industry conditions and any distribution of sale proceeds from the Remaining Royalty Interests upon termination of the Trust, are forward-looking statements. Although the Trustee believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     The only assets of and sources of income to the Trust are the Royalty Interests, which, prior to the termination of the Trust, generally entitled the Trust to receive a share of the net profits from natural gas production from the Underlying Properties. Consequently, the Trust’s financial results are significantly affected by fluctuations in natural gas prices and the Trust has commodity price risk exposure associated with the natural gas markets in the United States. The Trust does not engage in any hedging activities to manage its price risk associated with natural gas production from the Underlying Properties. The Royalty Interests do not entitle the Trust to control or influence the operation of the Underlying Properties or the sale of gas produced therefrom. Natural gas produced from the WI Properties, which comprises the majority of production attributable to the Royalty Interests, was sold by WPC pursuant to the terms of the Gas Purchase Contract which expired August 1, 2010 and a new Gas Purchase Agreement effective August 1, 2010. Although the Trust was not a party to the Gas Purchase Contract, the Gas Purchase Contract significantly impacted revenues to the Trust. Although the original Gas Purchase Contract mitigated the risk to the Trust of low gas prices, it also limited the ability of the Trust to benefit from the effects of higher gas prices, particularly to the extent a balance existed in the Price Credit Account. See “Item 2 Properties — The Royalty Interests — Gas Purchase Contract” in the 2009 Annual Report for detailed information about the original Gas Purchase Contract and its impact on the Trust and Unitholders.
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
     Prior to suspension of trading as of the close of business on November 15, 2010, the market prices of the Units were determined by the buyers and sellers on the New York Stock Exchange. The Trust does not make market on any Units and is not in any position to advise any Unitholder on any market position. Unitholders should be aware that any position of the market concerning the Units is beyond the Trust’s control and on any given day, various market conditions will affect the market of the Units. See Note 6 regarding suspension or termination of trading of the Units on the New York Stock Exchange as of the record date for the distribution of net sales proceeds from the sale of the Trust’s assets.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     Not applicable.
Item 1A. Risk Factors.
     Except as set forth below, there has been no material changes in the risk factors disclosed in Part I, Item 1A of the Trust’s 2009 Report for the year ended December 31, 2009.
The Trust terminated on March 1, 2010, has sold its remaining Royalty Interests and no further Trust distributions are anticipated following distribution of the net sales proceeds (Note 6).
     The Trust’s computed net present value of the estimated future net revenues for proved reserves attributable to the Royalty Interests computed in accordance with the Trust Agreement, using an average 2009 index price of $3.25, by the independent petroleum engineers as of December 31, 2009, was approximately $8.4 million. The results of this computation triggered an early termination of the Trust as of March 1, 2010 in accordance with the terms of the Trust Agreement. In accordance with the Trust Agreement, the Trustee sold all of the assets of the Trust and will distribute proceeds from the Royalty Interest through the September 1, 2010 effective date of the sale of the Trust’s assets, as well as the net sales proceeds from the sale of the assets on October 27, 2010 to Unitholders of record on November 15, 2010. Following such distributions, no additional distributions are anticipated. The Trustee has retained a cash reserve to pay the Trust’s liabilities and expenses in connection with the winding up of the Trust. To the extent that the cash reserve exceeds the actual liabilities and expenses of the Trust, the Trustee will make one or more distributions to Unitholders of record as of November 15, 2010; however, no assurances can be made as to the amount, or timing, of distributions, or whether any such distributions will ever be made. See Notes 2 and 6.
The Trust will no longer be a reporting company and its Units will no longer trade on the New York Stock Exchange.
     November 15, 2010 was the date the Trust’s Unit transfer books closed and the New York Stock Exchange suspended trading of the Units at the close of business on such date. The Trust will thereafter deregister the Units with the Securities and Exchange Commission and will cease to be a reporting company.
Items 2 through 5.
     Not applicable.
Item 6. Exhibits.
     The exhibits listed below are filed as part of this report on Form 10-Q:

EXHIBIT
NUMBER	EXHIBIT
3.2 —	Certificate of Amendment to Certificate of Trust of Williams Coal Seam Gas Royalty Trust dated as of October 21, 2010.

4.1 —	Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of December 1, 1992, by and among Williams Production Company, The Williams Companies, Inc. and Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), as trustees (filed as Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.2 —	First Amendment to the Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of December 15, 1992, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.2 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

EXHIBIT
NUMBER	EXHIBIT
4.3 —	Second Amendment to the Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of January 12, 1993, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.3 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.4 —	Net Profits Conveyance effective as of October 1, 1992, by and among Williams Production Company, The Williams Companies, Inc., and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), and Chemical Bank Delaware (filed as Exhibit 4.4 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.5 —	Supplemental Net Profits Conveyance dated as of May 19, 2010 by and between Williams Production Company LLC and Bank of America, N.A. as successor Trustee of the Williams Coal Seam Gas Royalty Trust. (filed as Exhibit 4.5 to the Registrant’s Form 10-Q for the six months ended June 30, 2010 and incorporated herein by reference).

4.6 —	Amendment to Net Profits Conveyance dated as of October 27, 2010 by and between Williams Production Company, LLC and Bank of America, N.A.

10.10 —	Gas Purchase Agreement effective as of August 1, 2010 between WPX Gas Resources Company and Williams Production, LLC

10.11 —	Purchase and Sale Agreement dated as of October 27, 2010 by and between Williams Coal Seam Gas Royalty Trust and Williams Production Company, LLC (filed as Exhibit 10.1 to the Registrant’s Form 8-K dated October 29, 2010 and incorporated herein by reference).

15.1 —	Letter regarding unaudited interim financial information dated November 17, 2010, from the independent Registered Public Accounting Firm which acknowledges awareness of the use in a registration statement of a report on unaudited interim financial information.

EXHIBIT
NUMBER	EXHIBIT
31.1 —	Certification by Ron E. Hooper, Senior Vice President and Administrator of Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated November 17, 2010, and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certificate by Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated November 17, 2010, and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WILLIAMS COAL SEAM GAS ROYALTY TRUST By: BANK OF AMERICA, N.A., Trustee
By:	/s/ RON E. HOOPER
Ron E. Hooper
Senior Vice President and Administrator
(The Trust has no directors or executive officers.)
Date: November 17, 2010

INDEX TO EXHIBITS

EXHIBIT NUMBER	EXHIBIT
3.2 —	Certificate of Amendment to Certificate of Trust of Williams Coal Seam Gas Royalty Trust dated as of October 21, 2010.

4.1 —	Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of December 1, 1992, by and among Williams Production Company, The Williams Companies, Inc. and Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), as trustees (filed as Exhibit 4.1 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.2 —	First Amendment to the Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of December 15, 1992, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.2 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.3 —	Second Amendment to the Trust Agreement of Williams Coal Seam Gas Royalty Trust effective as of January 12, 1993, by and among Williams Production Company, The Williams Companies, Inc., Chemical Bank Delaware and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.) (filed as Exhibit 4.3 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

4.4 —	Net Profits Conveyance effective as of October 1, 1992, by and among Williams Production Company, The Williams Companies, Inc., and Bank of America, N.A. (as successor to NationsBank of Texas, N.A.), and Chemical Bank Delaware (filed as Exhibit 4.4 to the Registrant’s Form 10-K for the year ended December 31, 1992 and incorporated herein by reference).

EXHIBIT NUMBER	EXHIBIT
4.5 —	Supplemental Net Profits Conveyance dated as of May 19, 2010 by and between Williams Production Company LLC and Bank of America, N.A. as successor Trustee of the Williams Coal Seam Gas Royalty Trust. (filed as Exhibit 4.5 to the Registrant’s Form 10-Q for the six months ended June 30, 2010 and incorporated herein by reference).

4.6 —	Amendment to Net Profits Conveyance dated as of October 27, 2010 by and between Williams Production Company, LLC and Bank of America, N.A.

10.10 —	Gas Purchase Agreement effective as of August 1, 2010 between WPX Gas Resources Company and Williams Production Company, LLC

10.11 —	Purchase and Sale Agreement dated as of October 27, 2010 by and between Williams Coal Seam Gas Royalty Trust and Williams Production Company, LLC (filed as Exhibit 10.1 to the Registrant’s Form 8-K dated October 29, 2010 and incorporated herein by reference).

15.1 —	Letter regarding unaudited interim financial information dated November 17, 2010, from the independent Registered Public Accounting Firm which acknowledges awareness of the use in registration statement of a report on unaudited interim financial information.

31.1 —	Certification by Ron E. Hooper, Senior Vice President and Administrator of Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated November 17, 2010, and submitted pursuant to Rule 13a-14(a)/15d-14(a) and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 —	Certificate by Bank of America, Trustee of Williams Coal Seam Gas Royalty Trust, dated November 17, 2010, and submitted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).